Form 10-Q
period 1996-03-31
FLANDERS CORP
filed 1996-06-11
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996

        or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                              FLANDERS CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                           Commission File No. 0-27958
                                               -------


        North Carolina              0-27958                  13-3368271
- ----------------------------      -----------          ------------------------
(State or other jurisdiction      (Commission          (IRS Employer ID Number)
   of incorporation or              File No.)
     organization.)

531 Flanders Filters Road, Washington, North Carolina           27889
- -----------------------------------------------------        ----------
      (Address of principal executive offices)               (Zip Code)


       Registrant's telephone number, including area code:    (919) 946-8081
                                                              --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       11,934,000 shares common stock par value $.001 as of April 30, 1995
       -------------------------------------------------------------------
                                (Title of Class)

                              FLANDERS CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . .

    Item 1 - Financial Statements

             Consolidated Condensed Balance Sheet for March 31, 1996
                 and December 31, 1995 . . . . . . . . . . . . . . . . . . .

             Consolidated Condensed Statements of Income for the
                 three months ended March 31, 1996 and 1995  . . . . . . . .

             Consolidated Condensed Statement of Shareholders' Equity
                 for the three months ended March 31, 1996 and 1995  . . . .

             Consolidated Condensed Statements of Cash Flows for the
                 three months ended March 31, 1996 and 1995    . . . . . . .

             Notes to Consolidated Condensed Financial Statements  . . . . .

    Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . .

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .

    Item 2 - Changes in Securities . . . . . . . . . . . . . . . . . . . . .

    Item 3 - Defaults Upon Senior Securities . . . . . . . . . . . . . . . .

    Item 4 - Submission of Matters to a Vote of Security Holders . . . . . .

    Item 5 - Other Information . . . . . . . . . . . . . . . . . . . . . . .

    Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .


SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEET


                                                             March 31,      December 31,
ASSETS                                                          1996            1995
- -----------------------------------------------------      --------------  --------------
                                                             (unaudited)
Current assets
  Cash and cash equivalents                                 $    191,209    $  2,973,797
  Receivables;
    Trade, less allowance for doubtful accounts
      of $148,000                                              9,267,763       7,243,557
    Other                                                        202,359         321,356
  Inventories                                                  2,774,118       2,321,367
  Deferred taxes                                                 137,961         137,961
  Other current assets                                           165,121          46,586
                                                           --------------  --------------
                  Total current assets                        12,738,531      13,044,624
                                                           --------------  --------------
Other assets                                                     182,804         183,542
Property and equipment, net of accumulated depreciation
  and amortization of $5,758,677 at 3/31/96;
  $5,590,677 at 12/31/95                                       5,638,822       5,301,063
                                                           --------------  --------------
                                                            $ 18,560,157    $ 18,529,229
                                                           ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------------------------
Current liabilities
  Notes payable                                                1,611,249       3,890,425
  Current maturities of long-term debt                           183,021         454,181
  Accounts payable                                             4,427,471       3,984,140
  Accrued expenses                                             1,115,158         685,482
                                                           --------------  --------------
                  Total current liabilities                    7,336,899       9,014,228
                                                           --------------  --------------
Long-term debt, less current maturities                        1,338,658       1,306,584

Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares
    authorized; non issued                                         -               -
  Common stock, $.001 par value; 50,000,000 shares
    authorized, issued and outstanding:  11,934,000
    at March 31, 1996; 11,434,000 at December 31, 1995            11,934          11,434
  Additional paid-in capital                                   4,500,490       3,418,671
  Retained earnings                                            5,322,176       4,778,312
                                                           --------------  --------------
                 Total stockholders' equity                    9,834,600       8,208,417
                                                           --------------  --------------
                                                            $ 18,560,157    $ 18,529,229
                                                           ==============  ==============

FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                                                 Three Months ended
                                                                      March 31,
                                                           --------------  --------------
                                                                1996            1995
                                                           --------------  --------------
Net sales                                                   $ 11,838,653    $  9,834,387
Cost of goods sold                                             8,959,269       7,318,489
                                                           --------------  --------------
                 Gross profit                                  2,879,384       2,515,898
                                                           --------------  --------------

Operating expenses
  General and administrative                                   1,155,643       1,180,645
  Selling                                                        765,754         614,511
  Research and development                                        50,929          77,139
  Management fees                                                  -             125,000
                                                           --------------  --------------
                                                               1,972,326       1,997,295
                                                           --------------  --------------
                 Operating income                                907,058         518,603
                                                           --------------  --------------

Nonoperating income (expense):
  Other income                                                    82,215         109,910
  Interest expense                                               (62,533)       (157,233)
                                                           --------------  --------------
                                                                  19,682         (47,323)
                                                           --------------  --------------
                 Income before income taxes                      926,740         471,280
                                                           --------------  --------------
Income taxes                                                     382,876         176,278
                                                           --------------  --------------
                 Net income                                 $    584,843    $    295,002
                                                           ==============  ==============

Earnings per weighted average common and common
    equivalent share outstanding:
    Primary                                                 $       0.04    $       0.03
                                                           ==============  ==============
    Fully diluted                                           $       0.04    $       0.03
                                                           ==============  ==============

Weighted average common and common equivalent shares
    outstanding:
    Primary                                                   13,950,135       9,693,478
                                                           ==============  ==============
    Fully diluted                                             14,563,796       9,693,478
                                                           ==============  ==============

FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                     Additional
                                                       Common          Paid-In        Retained
                                                        Stock          Capital        Earnings
                                                   --------------  --------------  --------------
Balance, January 1, 1995                            $      9,643    $    310,741    $  3,632,992
  Issuance of 378,411 shares of
    common stock                                             378         165,543           -
  Issuance of 1,100,000 shares of common
    stock related to December 11, 1995
    Private Placement                                      1,100       2,429,004           -
  Reverse acquisition of Elite Acquisitions, Inc.            334           -                (334)
  Purchase and retirement of 21,197 shares of
    common stock                                             (21)        (11,617)          -
  Indemnification of claim by Stockholders                 -             525,000           -
  Net income                                               -               -           1,145,654
                                                   --------------  --------------  --------------
Balance, December 31, 1995                                11,434       3,418,671       4,778,312
  Issuance of 500,000 shares of common stock
    related to January 10, 1995
    Private Placement                                        500       1,081,819           -
  Net income                                               -               -             543,864
                                                   --------------  --------------  --------------
Balance, March 31, 1996 (unaudited)                 $     11,934    $  4,500,490    $  5,322,176
                                                   ==============  ==============  ==============

FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                                 Three Months ended
                                                                      March 31,
                                                           --------------  --------------
                                                                1996            1995
                                                           --------------  --------------
                                    NET CASH (USED) BY
                                  OPERATING ACTIVITIES      $   (964,613)   $   (549,640)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                         (432,032)       (162,164)
                                                           --------------  --------------
                                    NET CASH (USED) BY
                                  INVESTING ACTIVITIES          (432,032)       (162,164)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in revolving credit agreements                   (2,279,176)      1,294,902
  Net change in long-term borrowings                            (189,086)       (150,485)
  Proceeds from issuance of common stock                       1,082,319           -
  Purchase of common stock for retirement                          -                (571)
                                                           --------------  --------------
                                    NET CASH (USED) BY
                                  FINANCING ACTIVITIES        (1,385,943)      1,143,846
                                                           --------------  --------------
                       NET INCREASE (DECREASE) IN CASH        (2,782,588)        432,042

CASH AT BEGINNING OF PERIOD                                    2,973,797        (747,538)
                                                           --------------  --------------
                                 CASH AT END OF PERIOD      $    191,209    $   (315,496)
                                                           ==============  ==============
CASH PAID FOR TAXES                                         $    484,033    $      1,000
                                                           ==============  ==============

FLANDERS CORPORATION AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Nature of Business and Interim Financial Statements

Nature of business: Flanders Corporation (the "Company") primarily manufactures high-efficiency air filters, filtration systems, and housings which are used primarily in ultra-clean manufacturing environments (cleanrooms). The Company also provides installation supervision, filter testing, and certification services for installed systems. The Company sells its products primarily to cleanroom contractors and industrial users in North America, based on credit terms established for individual customers.

Interim financial statements: The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations, and cash flows. The results of operations and cash flows for the three months ended March 31, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.


Note 2.  Inventories

Inventories consist of the following at March 31, 1996 and December 31, 1995:

                                                          1996            1995
                                                       ----------     ----------

Finished goods ...................................     $  251,087     $  198,607
Work in progress .................................      1,349,490        879,987
Raw materials ....................................      1,233,540      1,302,773
                                                       ----------     ----------
                                                        2,834,117      2,381,367
Less allowance for obsolete raw materials ........         60,000         60,000
                                                       ----------     ----------
                                                       $2,774,117     $2,321,367
                                                       ==========     ==========



Note 3.  Capital Transactions

On January 22, 1996, Elite Acquisitions, Inc., stockholders approved a reincorporation merger with Flanders Corporation, a newly formed wholly-owned company, whereby Elite Acquisitions, Inc., would merge with Flanders Corporation in a share for share stock exchange with Flanders Corporation being the surviving company. The Merger Agreement and Articles of Merger were effective as of January 29, 1996. As a result of the merger, the financial statements of Elite Acquisitions, Inc., have been presented as those of Flanders Corporation and the authorized capitalization of Flanders Corporation consisting of 50,000,000 shares of common stock at a par value of $0.001 and 10,000,000 shares of preferred stock, with no par value, has been presented as the capital structure of the Company.

On January 24, 1996, the Company completed a private placement offering dated January 10, 1996 of 500,000 shares of the Company's common stock at $2.50 per share to accredited investors. The net proceeds to the Company after commissions and expenses from the offering totaling $167,681 amounted to $1,082,319.

On February 14, 1996, the Company entered into a tentative agreement to acquire all of the outstanding stock of Charcoal Service Corporation ("CSC"), a competing carbon filter and containment manufacturer as well as the land and building on which CSC operates.


Note 4.  Stock Options and Warrants

On January 22, 1996 the Company approved a Long-Term Incentive Plan and a Director Option Plan which resulted in reserving 2,500,000 shares of the Company's common stock for issuance under these plans.

On February 12, 1996, the Company granted options to purchase 819,520 shares of the Company's common stock at an exercise price of $2.50 per share, of which options to purchase 119,520 shares were granted to certain key employees under its Long-Term Incentive Plan and options to purchase 700,000 shares were granted to consultants to the Company. On that same date, options to purchase 200,000 shares of the Company's common stock were granted to a consultant to the Company at an exercise price of $3.50 per share.

On February 22, 1996, the Company granted to its President and its Vice President of Finance options to purchase 1,000,000 shares each of the Company's common stock at an exercise price of $2.50 per share.

The following table summarizes the activity related to the Company's stock options and warrants for the three months ended March 31, 1996 and the year ended December 31, 1995:

                                                                        Price
                                                                      per Share
                                                      Stock    -----------------------
                                        Warrants     Options     Warrants    Options
                                      ------------------------------------------------

Outstanding at January 1, 1995              -           -
  Granted                                  61,280   2,500,000       $2.50      $1.00
  Exercised                                 -           -
  Canceled or expired                       -           -
                                      ------------------------
Outstanding at December 31, 1995           61,280   2,500,000       $2.50      $1.00
  Granted                                  35,000   3,019,520       $2.50  $2.50 - $3.50
  Exercised                                 -           -
  Canceled or expired                       -           -
                                      ------------------------
Outstanding at March 31, 1996              96,280   5,519,520       $2.50  $1.00 - $3.50
                                      ========================
Exercisable at March 31, 1996              96,280   2,500,000       $2.50      $1.00
                                      ========================

The warrants expire at various periods through July 24, 1996. The options expire at various times through February 22, 2001.


Note 5.  Earnings Per Common Share and Common Equivalent Share

The computation of earnings per common share and common share equivalent is based upon the weighted average number of common shares outstanding during the period. Earnings per common share and common equivalent share include the effect of the stock options and warrants mentioned in Note 4 as if the options and warrants had been exercised at the date the options and warrants were granted. The number of common shares outstanding was increased by the number of shares issuable under the stock options and warrants and this theoretical increase in the number of common shares was reduced by the number of common shares which are assumed to have been repurchased with the applicable portion of the proceeds from the exercise of the options and warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

    Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

    Net sales: Net sales for the three months ended March 31, 1996 increased 20.4% to $11,839,000 compared to $9,834,000 for the three months ended March 31, 1995. The increase was due primarily to increased overall demand for the Company's products. Approximately $804,000 of the increase was due to increased sales volume from the Company's Airpure Products subsidiary.

    Gross Profit: Gross profits for the three months ended March 31, 1996 represented 24% of net sales, compared to 28% of net sales for the three months ended March 31, 1995. The primary reason for the decrease in gross profit margin was the consolidation of operations of Airpure, whose gross profit represented 12.9% of its net sales, and normal fluctuations in materials prices and product mix. The Company expects gross profits to range from 23% to 33%.

    Operating expenses: Operating expenses decreased slightly, to $1,972,000, compared to $1,997,000 for the three months ended March 31, 1996 and 1995, respectively. Excluding the management fees paid to Flanders Equity Corporation in 1995, a company affiliated through common ownership, operating expenses increased $120,000 compared to the prior year quarter, primarily due to increased commissions and marketing.

    Income taxes: For the three months ended March 31, 1996 and 1995, the Company's tax provision represented approximately 41% and 37% of net income before income taxes.

    Net income: Net income increased to $544,000, or $.04 per share, from $295,000, or $.03 per share, for the three months ended March 31, 1996 and 1995, respectively.

Liquidity and Capital Resources

Working capital was $6,260,000 at March 31, 1996, compared to $4,030,000 at December 31, 1995. This includes cash and cash equivalents of $191,000 and $2,974,000 at March 31, 1996 and December 31, 1995, respectively. Working capital does not include the unused portion of the Company's revolving credit lines. Trade receivables increased to $9,268,000 from $7,244,000 at March 31, 1996 and December 31, 1995, respectively. The increase in receivables is attributable entirely to the increase in the volume of net sales.

On January 24, 1996, the Company completed a private placement offering dated January 10, 1996 of 500,000 shares of the Company's common stock at $2.50 per share to accredited investors. The net proceeds to the Company after commissions and expenses from the offering totaling $167,681 amounted to $1,082,319.

Flanders and Airpure each have a revolving line of credit with a bank, for $5.0 million and $1.5 million, respectively. At March 31, 1996, $3,959,000 and $930,000 were available for borrowing under the respective lines. Amounts drawn under the respective lines bear interest at a commercial loan variable rate index plus 0.75% and 1%, respectively, and are due no later than July 1996 and June 1996, respectively. The lines are secured by a first security interest on receivables, inventory and substantially all equipment, and a second deed of trust on real property.

Planned expansion of the Company will require substantial continuing capital investment for the manufacture of filtration products. In addition, the Company has announced it has entered into a tentative agreement to acquire Charcoal Service Corporation, a competing carbon filter and containment manufacturer. Although the Company has been able to arrange equity financing or debt facilities to date, there can be no assurance that sufficient debt financing or equity will continue to be available in the future, nor that it will be available on terms acceptable to the Company. Substantial additional debt or equity financing may be needed for the Company to achieve its short-term and long-term business objectives. Failure to obtain sufficient capital could result in materially adverse conditions for the business. The Company expects that future financing will include equity placements, however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all.

The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

                        PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 1996.

Item 2.  Changes in Securities.

         As part of the reincorporation merger of Elite Acquisitions, Inc. ("Elite") into Flanders Corporation ("Flanders") (See Item 4. Submission of Matters to a Vote of Security Holders), the authorized capitalization of the Company was changed to 50,000,000 shares of common stock at a par value of $.001 and 10,000,000 shares of preferred stock, with no par value.

Item 3.  Defaults Upon Senior Securities - None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         In a special meeting held January 22, 1996, holders of a majority of the Company's common stock approved a reincorporation merger whereby Elite would merge with Flanders, a newly formed wholly- owned company, in a share for share stock exchange with Flanders being the surviving company (the "Merger"). Votes recorded were: For - 7,695,160; Against - 0; Not Present - 4,238,840. The Merger Agreement and Articles of Merger were effective as of January 29, 1996. As a result of the Merger, the financial statements of Elite have been presented as those of Flanders and the authorized capitalization of Flanders has been presented as the authorized capitalization of the Company. An information statement describing the Merger was mailed to all holders of record during the week of February 1, 1996, and a copy of this information statement was attached to the Company's Form 8-K filing with the Securities and Exchange Commission.

Item 5.  Other Information - None.

Item 6.  Exhibits and Reports on Form 8-K

         Form 8-K dated January 29, 1996:

         Item 4. Change in Registrant's Certifying Accountant.

         Upon recommendation of the Audit Committee of the Board of Directors of the Company, the Company dismissed Smith & Company as its independent public accounting firm on January 31, 1996. Effective February 1, 1996, the Audit Committee engaged McGladrey & Pullen, LLP, as the Company's independent public accounting firm. The prior accountant's report of Smith & Company on the financial statements of the Company for the years ended June 30, 1995, June 30, 1994 and June 30, 1993 and for the period of July 2, 1986 (date of inception) to August 31, 1995, was not qualified or modified in any matter (other than a going concern qualification) and contained no disclaimer of opinion or adverse opinion. There were no disagreements with Smith & Company on any matter of accounting principle or practice, financial disclosure or auditing scope or procedure as related to the financial statements for the years ended June 30, 1995, June 30, 1994 and June 30, 1993 and for the period of July 2, 1986 (date of inception) through August 31, 1995 or for the interim period beginning September 1, 1995 through January 31, 1996, the date of dismissal.

         Item 5. Other Events.

         Effective January 29, 1996, the Company changed its domicile from Nevada to North Carolina. The change of domicile was accomplished by means of a reincorporation with and into Flanders (See Item 4. Submission of Matters to a Vote of Security Holders). As part of the change of domicile, the Company changed its name from Elite Acquisitions, Inc., to Flanders Corporation. The change of domicile will have no material effect on the shareholders of the Company. The shareholders of the Company have been provided an Information Statement which discusses the change of domicile and name.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 13th day of May, 1996.


                                       FLANDERS CORPORATION



                                       By:  /s/ Robert R. Amerson
                                       ------------------------------------
                                       Robert R. Amerson
                                       President, Chief Executive Officer
                                       and Director




                                       By:  /s/ Steven K. Clark
                                       ------------------------------------
                                       Steven K. Clark
                                       Vice President Finance/Chief Financial
                                       Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           Signatures                       Title                         Date
           ----------                       -----                         ----

                              President, Chief Executive Officer
   /s/ Robert R. Amerson      and Director                              5/13/96
  -------------------------



                              Vice President Finance/Chief Financial
   /s/ Steven K. Clark        Officer and Director                      5/13/96
  -------------------------