Form 10-Q
period 1996-06-30
FLANDERS CORP
filed 1996-08-14
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1996
                        Commission File No.   0-27958


                            FLANDERS CORPORATION
           (Exact name of registrant as specified in its charter)


        North Carolina                                       13-3368271
(State or other jurisdiction of                       (IRS Employer ID Number)
 incorporation of organization.)

531 Flanders Filters Road, Washington, North Carolina          27889
      (Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code:  (919) 946-8081



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


     13,532,595 shares common stock par value $.001 as of July 29, 1995
                              (Title of Class)

                            FLANDERS CORPORATION
                                  FORM 10-Q
                       FOR QUARTER ENDED JUNE 30, 1996


PART I - FINANCIAL INFORMATION                                            Page

    Item 1 -

        Financial Statements

            Consolidated Condensed Balance Sheet for June 30, 1996
              and December 31, 1995                                         3

            Consolidated Condensed Statements of Income for the three
              months and six months ended June 30, 1996 and 1995            4

            Consolidated Condensed Statement of Shareholders' Equity
              for the six months ended June 30, 1996 and the year
              ended December 31, 1995                                       5

            Consolidated Condensed Statements of Cash Flows for the
              three months and six months ended June 30, 1996 and 1995      6

            Notes to Consolidated Condensed Financial Statements            7

    Item 2 -

        Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             8


PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                             13

    Item 2 - Changes in Securities                                         13

    Item 3 - Defaults Upon Senior Securities                               13

    Item 4 - Submission of Matters to a Vote of Security Holders           13

    Item 5 - Other Information                                             13

    Item 6 - Exhibits and Reports on Form 8-K                              13


SIGNATURES                                                                 13

                       PART I - FINANCIAL INFORMATION


Item 1.	Financial Statements

FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED BALANCE SHEET


                                                                  June 30,     December 31,
ASSETS                                                              1996           1995
- - -------------------------------------------------------------- -------------- --------------
                                                                 (unaudited)
Current assets
  Cash and cash equivalents                                     $    406,018   $  2,973,797
  Receivables:
    Trade, less allowance for doubtful accounts
      of $148,000                                                 12,703,523      7,243,557
    Other                                                            532,912        321,356
  Inventories                                                      5,248,974      2,321,367
  Deferred taxes                                                     157,285        137,961
  Other current assets                                               344,596         46,586
                                                               -------------- --------------
        Total current assets                                      19,393,308     13,044,624
                                                               -------------- --------------

Other assets                                                          23,116        183,542
Intangible assets                                                  1,825,965           -
Property and equipment, net of accumulated
  depreciation and amortization of $5,963,998
  at 6/30/96; $5,590,677 at 12/31/95                               8,789,593      5,301,063
                                                               -------------- --------------
                                                                $ 30,031,982   $ 18,529,229
                                                               ============== ==============

LIABILITIES AND STOCKHOLDERS'EQUITY
- - -------------------------------------------------------------- -------------- --------------

Current liabilities
  Notes payable                                                 $  2,757,369   $  3,890,425
  Current maturities of long-term debt                               259,026        454,181
  Accounts payable                                                 5,182,040      3,984,140
  Accrued expenses                                                 1,732,881        685,482
                                                               -------------- --------------
        Total current liabilities                                  9,931,316      9,014,228
                                                               -------------- --------------

Long-term debt, less current maturities                            1,465,254      1,306,584
Deferred income taxes                                                503,934           -

Commitments and contingencies                                           -              -

Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares
    authorized; none issued                                             -              -
  Common stock, $.OOI par value; 50,000,000 shares
    authorized; issued and outstanding: 13,532,595
    at 6/30/96, 11,434,000 at December 31, 1995                       13,533         11,434
  Additional paid-in capital                                      11,991,664      3,418,671
  Retained earnings                                                6,126,281      4,778,312
                                                               -------------- --------------
        Total stockholders' equity                                18,131,478      8,208,417
                                                               -------------- --------------
                                                                $ 30,031,982   $ 18,529,229
                                                               ============== ==============

FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

                                         Three Months ended             Six Months ended
                                              June 30,                      June 30,
                                         1996           1995           1996           1995
                                    -------------- -------------- -------------- --------------
Net sales                            $ 14,402,607   $  9,096,048   $ 26,241,260   $ 18,930,435
Cost of goods sold                     10,814,485      6,654,484     19,773,754     13,961,512
                                    -------------- -------------- -------------- --------------
        Gross Profit                    3,588,122      2,441,564      6,467,506      4,968,923
                                    -------------- -------------- -------------- --------------

Operating expenses                      2,576,142      1,757,094      4,548,468      3,552,250
                                    -------------- -------------- -------------- --------------
        Operating income                1,011,980        684,470      1,919,038      1,416,673
                                    -------------- -------------- -------------- --------------
Nonoperating income (expense):
  Other income (expense)                  310,160        (43,105)       392,375        (58,195)
  Interest expense                        (83,035)      (171,049)      (145,568)      (328,282)
                                    -------------- -------------- -------------- --------------
                                          227,125       (214,154)       246,807       (386,477)
                                    -------------- -------------- -------------- --------------

        Income before income taxes      1,239,105        470,316      2,165,845      1,030,196

Income taxes                              435,000        215,196        817,876        391,474

        Net income                   $    804,105   $    255,120   $  1,347,969   $    638,722
                                    ============== ============== ============== ==============

Earnings per weighted average
  common and common equivalent
  share outstanding:
    Primary                          $       0.05   $       0.03   $       0.09   $       0.07
                                    ============== ============== ============== ==============
    Fully diluted                    $       0.05   $       0.03   $       0.08   $       0.07
                                    ============== ============== ============== ==============

Weighted average common and common
  equivalent shares outstanding:
    Primary                            16,553,915      9,693,478     15,252,025      9,693,478
                                    ============== ============== ============== ==============
    Fully diluted                      17,157,171      9,693,478     15,860,484      9,693,478
                                    ============== ============== ============== ==============


FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                    Additional
                                                       Common        Paid-In        Retained
                                                       Stock         Capital        Earnings
                                                   -------------- -------------- --------------
Balance, January 1, 1995                            $      9,643   $    310,741   $  3,632,992
  Issuance of 378,411 shares of
    common stock                                             378        165,543           -
  Issuance of 1, I 00,000 shares of
    common stock related to December 11, 1995
    Private Placement                                      1,100      2,429,004           -
  Reverse acquisition of Elite Acquisitions, Inc.            334           -              (334)
	Purchase and retirement of 21,197 shares of
	common stock                                             (21)       (11,617)          -
  Indemnification of claim by Stockholders                  -           525,000           -
  Net income                                                -              -         1,145,654
                                                   -------------- -------------- --------------
Balance, December 31, 1995                                11,434      3,418,671      4,778,312

  Issuance of common stock related to two
    Private Placements                                     2,038      8,419,854           -
  Issuance of stock upon exercise of
    warrants and options                                      61        153,139           -
  Net income                                                -              -         1,347,969
                                                   -------------- -------------- --------------
Balance, June 30, 1996 (unaudited)                  $     13,533   $ 11,991,664   $  6,126,281
                                                   ============== ============== ==============

FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                            Three Months ended             Six Months ended
                                                 June 30,                      June 30,
                                            1996           1995           1996           1995
                                       -------------- -------------- -------------- --------------
                  NET CASH (USED) BY
                OPERATING ACTIVITIES    $ (1,184,116)  $    630,538   $ (2,148,729)  $     80,898

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash received      (6,707,955)          -        (6,707,955)          -
  Purchase of equipment                     (287,247)      (537,517)      (719,279)      (699,681)
                                       -------------- -------------- -------------- --------------
                  NET CASH (USED) BY
                INVESTING ACTIVITIES      (6,995,202)      (537,517)    (7,427,234)      (699,681)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in revolving credit
    agreements                               839,524       (136,522)    (1,439,652)     1,158,380
  Net change in long-term borrowings         215,030        102,641         25,944        (47,844)
  Proceeds from issuance of common
    stock                                  7,339,573           -         8,421,892           -
  Purchase of common stock for
    retirement                                  -              -              -              (571)
                                       -------------- -------------- -------------- --------------
         NET CASH PROVIDED (USED) BY
                FINANCING ACTIVITIES       8,394,127        (33,881)     7,008,184      1,109,965
                                       -------------- -------------- -------------- --------------

     NET INCREASE (DECREASE) IN CASH         214,809         59,140     (2,567,779)       491,182

CASH AT BEGINNING OF PERIOD                  191,209       (315,496)     2,973,797       (747,538)
                                       -------------- -------------- -------------- --------------
               CASH AT END OF PERIOD    $    406,018   $   (256,356)  $    406,018   $   (256,356)
                                       ============== ============== ============== ==============

CASH PAID FOR TAXES                     $    270,000   $      1,000   $    754,033   $      1,000
                                       ============== ============== ============== ==============

                    FLANDERS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.	Nature of Business and Interim Financial Statements

Nature of business: Flanders Corporation (the "Company") primarily manufactures high-efficiency air filters, filtration systems, and housings which are used in many applications, including commercial and industrial air conditioning and the construction of ultra-clean manufacturing environments (cleanrooms). The Company also provides installation supervision, filter testing, and certification services for installed systems. The Company sells its products primarily to cleanroom contractors and industrial users in North America, based on credit terms established for individual customers.

Interim financial statements: The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations, and cash flows. The results of operations and cash flows for the three months and six months ended June 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

Earnings per Common Share: The computation of earnings per common share and common share equivalent is based upon the weighted average number of common shares outstanding during the period. Earnings per common and common equivalent share include the effect of the stock options and warrants mentioned in Note 4 as if the options and warrants had been exercised at the date the options and warrants were granted. The number of common shares outstanding was increased by the number of shares issuable under the stock options and warrants and this theoretical increase in the number of common shares was reduced by the number of common shares which are assumed to have been repurchased with the applicable portion of the proceeds from the exercise of the options and warrants.

Note 2.	Inventories

Inventories consist of the following at June, 1996 and December 31, 1995:

                                                                  6/30/96        12/31/95
                                                               -------------- --------------
                                                                (unaudited)
Finished goods                                                  $    473,926   $    198,607
Work in progress                                                   1,537,041        879,987
Raw materials                                                      3,298,007      1,302,773
                                                               -------------- --------------
                                                                   5,308,974      2,381,367
Less allowance for obsolete raw materials                             60,000         60,000
                                                               -------------- --------------
                                                                $  5,248,974   $  2,321,367
                                                               ============== ==============


Note 3.	Acquisitions

Effective March 1, 1996, the Company completed the acquisition of all of the outstanding capital stock of Charcoal Service Corporation ("CSC"), a North Carolina Corporation, along with certain land and buildings formerly owned by the shareholders of CSC, pursuant to a stock purchase agreement. The purchase price for CSC was $4,435,690. In addition, 100,000 shares of the Company's common stock are to be issued and held in escrow as a valuation allowance pending the realized value of future cash flows. The Company also capitalized $143,474 of offering expenses, consisting of legal fees, professional fees and other miscellaneous offering-related expenses. The acquisition by the Company of CSC has been accounted for by the Company as a purchase.

CSC, headquartered in Bath, North Carolina, manufactures high-efficiency charcoal filters, specialized housings, containment environments and related services. CSC's operations are contained in a 44,282 square foot facility, which was included in the purchase.

                    FLANDERS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 3.	Acquisitions - Continued

Effective June 1, 1996, the Company acquired all of the outstanding capital stock of Air Seal Filter Housings, Inc. ("Air Seal"), along with certain land and buildings formerly owned by the shareholders of Air Seal, pursuant to a stock purchase agreement. The purchase price for Air Seal was $2,150,000. In addition, 150,000 shares of the Company's common stock are to be issued and held in escrow as a valuation allowance pending the realized value of future cash flows. The Company also capitalized $102,440 of offering expenses, consisting of legal fees, professional fees and other miscellaneous offering-related expenses. The acquisition of Air Seal by the Company has been accounted for by the Company as a purchase.

Air Seal, located in Stafford, Texas, manufactures specialty and standard housings for air filtration and HVAC systems, as well as integrated custom industrial-grade HVAC systems. Air Seal conducts its operations from an 18,000 square foot facility, which was included in the purchase.

The excess of purchase price plus expenses over fair value of assets acquired was $450,503 and $887,052 for CSC and Air Seal, respectively, and is being amortized on a straight-line basis over 40 years.

Note 4.	Capital Transactions

On June 3, 1996, the Company completed a private offering of 1,537,315 shares of Common Stock at $5.00 per share to accredited investors. Net proceeds to the Company from the offering after commissions and expenses of $347,002 were $7,339,573.

Note 5.	Stock Options and Warrants

On June 3, 1996, the Company granted options to purchase 30,000 shares to certain key employees under its Long- Term Incentive Plan at an exercise price of $7.50 per share.

On June 3, 1996, the Company granted to its President and its Vice President of Finance options to purchase 1,000,000 shares each of the Company's common stock at an exercise price of $7.50 per share.

The following table summarizes the activity related to the Company's stock options and warrants for the six months ended June 30, 1996 and the year ended December 31, 1995:

                                                                        Price
                                                                      per Share
                                                    Stock    ---------------------------
                                      Warrants     Options     Warrants       Options
                                     ----------- ----------- ------------- -------------
Outstanding at January 1, 1995             -           -
  Granted                                61,280   2,500,000      $2.50         $1.00
  Exercised                                -           -
  Canceled or expired                      -           -
                                     ----------- -----------
Outstanding at December 31, 1995         61,280   2,500,000      $2.50         $1.00
  Granted                                72,712   5,078,520  $2.50 - $5.00 $2.50 - $7.00
  Exercised                              61,280        -         $2.50
  Canceled or expired                      -           -
                                     ----------- -----------
Outstanding at June 30, 1996             72,712   7,578,520  $2.50 - $5.00 $1.00 - $7.00
                                     =========== ===========
Exercisable at June 30, 1996             72,712   2,500,000  $2.50 - $5.00     $1.00
                                     =========== ===========

The warrants expire at various periods through December 1996. The options expire at various times through June 3, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with the condensed consolidated financial statements and notes thereto. Except for the historical information contained herein, this report on Form 10-Q contains forward looking statements that involve risks and uncertainties. The Company's actual results could differ materially. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled "Factors that May Affect the Future Results of Operations."

Overview

The Company, headquartered in Washington, North Carolina, designs, manufactures and markets a full range of air filtration products including high performance laminar flow, high efficiency particle air filters and charcoal filters for semiconductor plants. The Company's air filtration products are critical to many industries, including those associated with commercial semiconductor manufacturing, ultra-pure materials, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing.

The Company has implemented the strategy of growth by acquisition since December, 1995. The Company historically has specialized in high efficiency HEPA and ASHRAE filters and equipment. During the first six months of 1996 the Company purchased Charcoal Service Corporation ("CSC"), which specializes in charcoal filtration systems for the removal of gaseous contaminates and Air Seal Filter Housing, Inc. ("Air Seal") which specializes in filter housings and customized industrial HVAC equipment. The acquisition of CSC and Air Seal are sometimes collectively referred to herein as the "Acquisitions".

Results of Operations

    Three Months and Six Months Ended June 30, 1996 Compared to June 30, 1995

    Net sales: Net sales for the three months ended June 30, 1996 increased 58% to $14,403,000 compared to $9,096,000 for the three months ended June 30, 1995. The increase was due primarily to the Acquisitions during the quarter, which accounted for $1,638,000 of the increase in sales. $809,000 of the increase was due to increased sales volume from the Company's Airpure subsidiary, and the remainder of the increase was due to increased overall demand for the Company's products. Net sales for the six months ended June 30, 1996 increased 39% to $26,241,000 compared to $18,930,000 for the six months ended June 30, 1995.

    Gross Profit: Gross profits for the three months ended June 30, 1996 represented 25% of net sales, compared to 27% of net sales for the three months ended June 30, 1995. The primary reason for the decrease in gross profit margin was the consolidation of operations of Airpure, whose gross profit represented 15% of its net sales. The remainder of the decrease in margins was due to normal fluctuations in materials prices and product mix. The Acquisitions had no material effect on the Company's gross profit as a percentage of sales. Gross profits for the six months ended June 30, 1996 represented 25% of net sales, compared to 26% of net sales for the six months ended June 30, 1996. The Company expects gross profit margins to range from 23% to 29%.

    Operating expenses: Operating expenses increased to $2,576,000, compared to $1,757,000 for the three months ended June 30, 1996 and 1995, respectively. Operating expenses decreased as a percentage of net sales, to 18%, compared to 19% for the quarters ended June 30, 1996 and 1995, respectively. The Company expects that month-to-month operating expenses will decrease during the next twelve months, as savings from the consolidation of the Acquisitions are realized, consisting of the removal of duplicated overhead and the dedication of each facility to a given range of products, removing duplication of product lines.

    Income taxes: For the three months ended June 30, 1996 and 1995, the Company's tax provision represented approximately 38% and 38% of net income before income taxes.

    Net income: Net income increased to $804,000, or $.05 per share, from $255,000, or $.03 per share, for the three months ended June 30, 1996 and 1995, respectively. Net income increased to $1,348,000, or $.09 per share, from $639,000, or $.07 per share, for the six months ended June 30, 1996 and 1995, respectively.

Liquidity and Capital Resources

Working capital was $9,462,000 at June 30, 1996, compared to $4,030,000 at December 31, 1995. This includes cash and cash equivalents of $406,000 and $2,974,000 at June 30, 1996 and December 31, 1995, respectively. Working capital does not include the unused portion of the Company's revolving credit lines. Trade receivables increased to $12,704,000 from $7,244,000 at June 30, 1996 and December 31, 1995, respectively. The increase in receivables is primary attributable to the increase in the volume of net sales. Other factors for the increase in receivables include normal timing differences in shipments and payments received.

On June 3, 1996, the Company completed a private placement offering dated April 10, 1996 of 1,537,315 shares of the Company's common stock at $5.00 per share to accredited investors. The net proceeds to the Company after commissions and expenses from the offering totaling $347,000 amounted to $7,340,000. A portion of the proceeds of this private placement were used to acquire CSC.

Flanders and Airpure each have a revolving line of credit with a bank, for $5.0 million and $1.5 million, respectively. At June 30, 1996, $3,082,000 and $660,000 were available for borrowing under the respective lines. Amounts drawn under the respective lines bear interest at a commercial loan variable rate index plus 0.75% and 1%, respectively, and are due no later than July 199_ and June 199_, respectively. The lines are secured by a first security interest on receivables, inventory and substantially all equipment, and a second deed of trust on real property.

Effective March 1, 1996, the Company completed the acquisition of all of the outstanding capital stock of Charcoal Service Corporation ("CSC"), a North Carolina Corporation, along with certain land and buildings formerly owned by the shareholders of CSC, pursuant to a stock purchase agreement. The purchase price for CSC was $4,435,690. In addition, 100,000 shares of the Company's common stock are to be issued and held in escrow as a valuation allowance pending the realized value of future cash flows. The Company also capitalized $143,474 of offering expenses, consisting of legal fees, professional fees and other miscellaneous offering-related expenses. The acquisition by the Company of CSC has been accounted for by the Company as a purchase.

CSC, headquartered in Bath, North Carolina, manufactures high-efficiency charcoal filters, specialized housings, containment environments and related services. CSC's operations are contained in a 44,282 square foot facility, which was included in the purchase.

Effective June 1, 1996, the Company acquired all of the outstanding capital stock of Air Seal Filter Housings, Inc. ("Air Seal"), along with certain land and buildings formerly owned by the shareholders of Air Seal, pursuant to a stock purchase agreement. The purchase price for Air Seal was $2,150,000. In addition, 150,000 shares of the Company's common stock are to be issued and held in escrow as a valuation allowance pending the realized value of future cash flows. The Company also capitalized $102,440 of offering expenses, consisting of legal fees, professional fees and other miscellaneous offering-related expenses. The acquisition of Air Seal by the Company has been accounted for by the Company as a purchase.

Air Seal, located in Stafford, Texas, manufactures specialty and standard housings for air filtration and HVAC systems, as well as integrated custom industrial-grade HVAC systems. Air Seal conducts its operations from an 18,000 square foot facility, which was included in the purchase.

The excess of fair value of assets acquired was $450,503 and $887,052 for CSC and Air Seal, respectively, and is being amortized on a straight-line basis over 40 years.

During the quarter, the Company established two new locations: An 80,000 square foot manufacturing plant for ASHRAE grade products in Santa Rosa, California, operating under the name Airpure West, and a sales office in Singapore. The Company plans to expand its Singapore office to include the manufacture of ASHRAE grade products by the end of the year.

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

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially. In connection with the Acquisitions, the Company intends to reduce combined expenses by the elimination of duplicate or unnecessary activities. The Company also plans to centralize and eliminate duplication efforts between various subsidiaries in the areas of purchasing, marketing, accounting, personnel management, risk management and policies, employee benefits administration, production planning and shipping coordination.

The Company also intends to continue to seek increased market share through strategic acquisitions of synergistic businesses. The Company seeks to identify potential acquisition targets with (i) dominant positions in local or regional markets, (ii) excess or under-utilized capacity, (iii) an ability to add new product lines to the Company's business, (iv) significant asset value to enable the Company to obtain debt financing or non-diluted equity financing for such acquisition. The Company is continuously evaluating acquisition opportunities in light of the above criteria. Once a potential target is identified, the Company commences an in depth due diligence evaluation of the targets operations, markets, profitability and examines all potential liabilities including environmental liabilities and any contingent liabilities. Except for the acquisition of Precisionaire, described in the Current Developments section, the Company has no specific plans or agreements with respect to future acquisitions.

Factors that May Affect Future Results of Operations

The Company believes that in the future its results of operations could be affected by a variety of factors, including whether the integration of acquired companies and facilities is successful, whether management can successfully manage the Company's growth, the ability of the Company to keep up with technological changes, growth in worldwide semiconductor manufacturing, and any adverse changes in general economic conditions in locations where the Company does business.

Current Developments

The Company has entered into an agreement, dated as of July 1, 1996, to acquire all of the issued and outstanding capital stock of Precisionaire, Inc. ("Precisionaire"), a Florida corporation, along with certain land and buildings formerly owned by certain of the shareholders of Precisionaire, pursuant to a Stock Purchase Agreement (the "Agreement"). Precisionaire manufactures and sells air filtration products ranging from residential furnace filters to ASHRAE grade filters. The acquisition of Precisionaire will give Flanders a full line of air filtration products, able to meet customer requirements at all levels, from the high-end containment systems demanded by biotechnology firms and the exacting requirements of semiconductor manufacturers to the everyday needs of residential home owners. Precisionaire's headquarters are located in St. Petersburg, Florida with manufacturing facilities in Bartow, Florida, Auburn, Pennsylvania and Terrell, Texas.

The purchase price for Precisionaire is $27,315,000 in cash, and 786,885 shares of the Company's common stock, which shares will be issued into escrow as a valuation allowance pending the realization of targeted future gross sales. As part of the acquisition, Precisionaire's Dallas facility will be contributed to Precisionaire immediately prior to Closing. The Company will lease the other facilities. However, as part of the Stock Purchase Agreement, the shareholders of Precisionaire were granted the right to "PUT" the Auburn, Pennsylvania and Bartow, Florida facilities to the Company under certain circumstances for an aggregate purchase price of $3,885,000, and the Company has an option to acquire such facilities at its option for the same amount. In addition, the Company has been granted an option to acquire Precisionaire's headquarters in St. Petersburg, Florida for an aggregate purchase price of $350,000. Pursuant to the terms of the Agreement, the Company paid $2,000,000 as an initial payment upon signing of the Agreement. If the Company has not closed the purchase of Precisionaire by August 31, 1996, the Company may pay an additional $2,000,000 to extend the closing date until September 30, 1996. If the Closing has not occurred by September 30, 1996, unless otherwise agreed by the parties, the Stock Purchase Agreement will be terminated and the $4,000,000 previously paid will be kept by the shareholders of Precisionaire as liquidated damages, unless the failure to close was due to a misrepresentation, omission or default of the Precisionaire shareholders. The closing of the acquisition of Precisionaire is subject to certain contingencies, including customary closing conditions and the finalization of financing arrangements.

                         PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended June 30, 1996.

Item 2.    Changes in Securities - None.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders.

Item 5.    Other Information - None.

Item 6.    Exhibits and Reports on Form 8-K

    Form 8-K dated May 31, 1996:

        Item 2.  Acquisition or Disposal of Assets.

        On May 31, 1996, the Company acquired all of the outstanding capital stock of CSC. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

    Exhibits

      10.1 Stock Purchase Agreement by and among Flanders Corporation, a North Carolina corporation, and the Shareholders of Precisionaire, Inc., a Florida Corporation, dated July 1, 1996.



                                 SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 13th day of August, 1996.

                                        FLANDERS CORPORATION



                                        By:     /s/ Steven K. Clark
                                            --------------------------
                                        Steven K. Clark
                                        Vice President Finance/Chief Financial
                                        Officer, Principal Accounting Officer
                                        and Director