Form 10-Q
period 1996-09-30
FLANDERS CORP
filed 1996-11-20
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              ___________________


                                   FORM 10-Q



     [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                         Commission File No.   0-27958

                             FLANDERS CORPORATION
                         ----------------------------
            (Exact name of registrant as specified in its charter)


        North Carolina                                   13-3368271
-------------------------------                   ------------------------
(State or other jurisdiction of                   (IRS Employer ID Number)
incorporation or organization.)

531 Flanders Filters Road, Washington, North Carolina          27889
-----------------------------------------------------       ----------
     (Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code: (919) 946-8081



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES     [X]          NO     [ ]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    15,938,348 shares common stock par value $.001 as of November 18, 1996
                               (Title of Class)

                             FLANDERS CORPORATION
                                   FORM 10-Q
                     FOR QUARTER ENDED SEPTEMBER 30, 1996


PART I - FINANCIAL INFORMATION                                            Page

    Item 1 -

        Financial Statements

            Consolidated Condensed Balance Sheet for September
                30, 1996 and December 31, 1995                              3

            Consolidated Condensed Statements of Operations for the
                three months and nine months ended September 30,
                1996 and 1995                                               4

            Consolidated Condensed Statements of Shareholders' Equity
                for the nine months ended September 30, 1996 and the
                year ended December 31, 1995                                5

            Consolidated Condensed Statements of Cash Flows for the
                three months and nine months ended September 30, 1996
                and 1995                                                    6

            Notes to Consolidated Condensed Financial Statements            7

    Item 2 -

        Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                          11

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                             18

    Item 2 - Changes in Securities                                         18

    Item 3 - Defaults Upon Senior Securities                               18

    Item 4 - Submission of Matters to a Vote of Security Holders           18

    Item 5 - Other Information                                             18

        Pro Forma Financial Statements

            Unaudited Pro Forma Balance Sheet for September 30, 1996       19

            Unaudited Pro Forma Consolidated Condensed Statement of
                Operations for the Nine Months ended September 30, 1996    20

            Unaudited Pro Forma Consolidated Condensed Statement of
                Operations for the Year Ended December 31, 1995            21

        Audited Financial Statements of Precisionaire, Inc.                22

    Item 6 - Exhibits and Reports on Form 8-K                              37


SIGNATURES                                                                 39

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements


FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET<F1>

                                                               September 30,   December 31,
ASSETS                                                              1996           1995
-------------------------------------------------------------- -------------- --------------
                                                                 (unaudited)

Current assets
  Cash and cash equivalents                                     $  2,603,039   $  2,973,797
  Restricted cash (See Note 4)                                     4,000,005           -
  Short-term investments                                             835,519           -
  Receivables:
    Trade, less allowance for doubtful accounts of $466,903
      at September 30, 1996; $148,000 at December 31, 1995        21,449,645      7,243,557
    Other                                                          1,237,603        321,356
  Inventories (See Note 2)                                        10,432,883      2,321,367
  Deferred taxes                                                   1,028,285        137,961
  Other current assets                                               739,495         46,586

      Total current assets                                        42,326,474     13,044,624
                                                               -------------- --------------

Other assets                                                         925,685        183,542
Intangible assets                                                 12,465,344           -
Property and equipment, net of accumulated depreciation
  and amortization of $6,212,398 at September 30, 1996;
  $5,590,677 at December 31, 1995                                 29,769,357      5,301,063
                                                               -------------- --------------
                                                                $ 85,486,860   $ 18,529,229
                                                               ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------
Current liabilities
  Notes payable                                                 $  1,397,318   $  3,890,425
  Current maturities of long-term debt                               881,627        454,181
  Accounts payable                                                12,824,179      3,984,140
  Accrued expenses                                                 5,260,832        685,482
                                                               -------------- --------------
      Total current liabilities                                   20,363,956      9,014,228
                                                               -------------- --------------

Long-term debt, less current maturities                           27,752,260      1,306,584
Convertible debt                                                   6,500,000           -
Deferred income taxes                                              5,069,610           -
Commitments and contingencies                                           -              -

Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares authorized;
    none issued                                                         -              -
  Common stock, $.001 par value; 50,000,000 shares authorized;
    issued and outstanding:  15,459,905 at September 30, 1996;
    11,434,000 at December 31, 1995                                   15,460         11,434
  Additional paid-in capital (See Note 4, Capital Transactions)   18,793,842      3,418,671
  Retained earnings                                                6,991,732      4,778,312
                                                               -------------- --------------
      Total stockholders' equity                                  25,801,034      8,208,417
                                                               -------------- --------------
                                                                $ 85,486,860   $ 18,529,229
                                                               ============== ==============

<F1>
    The Company's Unaudited Consolidated Balance Sheet at September 30, 1996 includes the balance sheet of Precisionaire, Inc. ("Precisionaire") a company acquired on September 23, 1996. See Note 3 - Acquisitions.


FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS<F1>


                                         Three Months ended             Nine Months ended
                                            September 30,                 September 30,
                                         1996           1995           1996           1995
                                    -------------- -------------- -------------- --------------

Net sales                            $ 14,453,452   $  9,319,475   $ 40,694,712   $ 28,249,910
Cost of goods sold                     10,552,846      6,982,977     30,326,600     20,944,489
                                    -------------- -------------- -------------- --------------
         Gross Profit                   3,900,606      2,336,498     10,368,112      7,305,421
                                    -------------- -------------- -------------- --------------

Operating expenses                      2,440,006      1,669,356      6,988,474      5,221,606
                                    -------------- -------------- -------------- --------------
         Operating income               1,460,600        667,142      3,379,638      2,083,815
                                    -------------- -------------- -------------- --------------

Nonoperating income (expense):
  Other income (expense)                  104,764         (7,826)       497,139        (66,021)
  Interest expense                       (144,913)      (129,240)      (290,481)      (457,522)
                                    -------------- -------------- -------------- --------------
                                          (40,149)      (137,066)       206,658       (523,543)
                                    -------------- -------------- -------------- --------------

         Income before income taxes     1,420,451        530,076      3,586,296      1,560,272

Income taxes                              555,000        224,157      1,372,876        615,631
                                    -------------- -------------- -------------- --------------
         Net income                  $    865,451   $    305,919   $  2,213,420   $    944,641
                                    ============== ============== ============== ==============

Earnings per weighted average common
  and common equivalent share
  outstanding:
    Primary                          $       0.05   $       0.03   $       0.13   $       0.10
                                    ============== ============== ============== ==============
    Fully diluted                    $       0.05   $       0.03   $       0.13   $       0.10
                                    ============== ============== ============== ==============

Weighted average common and common
  equivalent shares outstanding:
    Primary                            18,685,393      9,693,478     16,396,481      9,693,478
                                    ============== ============== ============== ==============
    Fully diluted                      19,205,086      9,693,478     16,975,351      9,693,478
                                    ============== ============== ============== ==============

<F1>
    The Company's Unaudited Consolidated Condensed Statement of Operations does not include the statement of operations of Precisionaire for the periods indicated. See Note 3 and Part II - Item 5 - Other Information, for Certain Pro Forma Results of the Company and Precisionaire, and the Financial Statements of Precisionaire.


FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY<F1>

                                                                    Additional
                                                       Common        Paid-In        Retained
                                                       Stock         Capital        Earnings
                                                   -------------- -------------- --------------

Balance, January 1, 1995                            $      9,643   $    310,741   $  3,632,992
  Issuance of 378,411 shares of
    common stock                                             378        165,543           -
  Issuance of 1,100,000 shares of
    common stock related to December 11, 1995
    Private Placement                                      1,100      2,429,004           -
  Reverse acquisition of Elite Acquisitions, Inc.            334           -              (334)
  Purchase and retirement of 21,197 shares of
    common stock                                             (21)       (11,617)          -
  Indemnification of claim by Stockholders                  -           525,000           -
  Net income                                                -              -         1,145,654
                                                   -------------- -------------- --------------
Balance, December 31, 1995                                11,434      3,418,671      4,778,312

  Issuance of 2,892,760 shares of common stock
    related to the Private Offerings                       2,893     15,135,604           -
  Issuance of 1,036,886 shares of common stock
    related to the Acquisitions                            1,037         (1,037)          -
  Issuance of 96,280 shares of common stock
    upon exercise of warrants                                 96        240,604
  Net income                                                -              -         2,213,420
                                                   -------------- -------------- --------------
Balance, September 30, 1996 (unaudited)             $     15,460   $ 18,793,842   $  6,991,732
                                                   ============== ============== ==============

<F1>
    The Company's Consolidated Condensed Statements of Stockholders' Equity does not include the operations of Precisionaire for the periods indicated. See
    Note 3 and Part II - Item 5 - Other Information, for Certain Pro Forma Results of the Company and Precisionaire, and the Financial Statements of Precisionaire.


FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS<F1>
(Unaudited)

                                                    For the Three Months ended     For the Nine Months ended
                                                           September 30,                September 30,
                                                        1996           1995           1996           1995
                                                   -------------- -------------- -------------- --------------

                     NET CASH PROVIDED (USED) BY
                            OPERATING ACTIVITIES    $  2,081,343   $  1,130,193   $    (67,386)  $  1,211,091

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash received                 (25,653,305)          -       (32,361,260)          -
  Purchase of equipment                                 (648,909)       (83,378)    (1,368,188)      (783,059)
                                                   -------------- -------------- -------------- --------------
                              NET CASH (USED) BY
                            INVESTING ACTIVITIES     (26,302,214)       (83,378)   (33,729,448)      (783,059)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net change in revolving credit agreements           10,353,065     (1,749,991)     8,913,413       (591,611)
  Proceeds from issuance of convertible debt           6,220,000           -         6,220,000           -
  Net change in long-term borrowings                   6,548,227         27,890      6,574,171        (19,954)
  Proceeds from issuance of common stock               3,296,600         61,433     11,718,492         61,433
  Purchase of common stock for retirement                   -           (23,367)          -           (23,938)
                                                   -------------- -------------- -------------- --------------
                     NET CASH PROVIDED (USED) BY
                            FINANCING ACTIVITIES      26,417,892     (1,684,035)    33,426,076       (574,070)
                                                   -------------- -------------- -------------- --------------
                 NET INCREASE (DECREASE) IN CASH       2,197,021       (637,220)      (370,758)      (146,038)
CASH AT BEGINNING OF PERIOD                              406,018       (256,356)     2,973,797       (747,538)
                                                   -------------- -------------- -------------- --------------
              CASH AT END OF PERIOD (See Note 4)    $  2,603,039   $   (893,576)  $  2,603,039   $   (893,576)
                                                   ============== ============== ============== ==============

CASH PAID FOR TAXES                                 $    135,000   $      1,000   $    889,033   $      1,000
                                                   ============== ============== ============== ==============

<F1>
    The Company's Unaudited Consolidated Condensed Statements of Cash Flows does not include the statements of cash flows of Precisionaire for the periods indicated. See Notes 3 and 4 and Part II - Item 5 - Other Information, for Certain Pro Forma Results of the Company and Precisionaire and the Financial Statements of Precisionaire.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Nature of Business and Interim Financial Statements

Nature of business: Flanders Corporation (the "Company") manufactures and markets a full range of air filtration products ranging from high performance laminar flow High Efficiency Particulate Air ("HEPA") filters and charcoal filters for semiconductor manufacturing facilities, to residential furnace filters. The Company's air filtration products are utilized by many industries, including commercial and residential heating, ventilation and air conditioning systems (commonly known as "HVAC" systems), semiconductors, ultra-pure materials, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials.

Although the Company historically has specialized in HEPA and medium efficiency filters and equipment, the Company began a strategy of growth by acquisition in December 1995. So far this year, the Company has expanded its product line through the purchase of three other companies: Charcoal Service Corporation ("CSC"), Air Seal Filter Housings, Inc. ("Airseal") and Precisionaire, Inc. ("Precisionaire"). These acquisitions are collectively referred to herein as the "Acquisitions."

Interim financial statements: The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations, and cash flows. The results of operations and cash flows for the three months and nine months ended September 30, 1996 may not be indicative of the results that may be expected for the year ending December 31, 1996.

Earnings per Common Share: The computation of earnings per common share and common share equivalent is done according to the treasury method, which is based upon the weighted average number of common shares outstanding during the period. Earnings per common and common equivalent share include the effect of the stock options and warrants mentioned in Note 5 as if the options and warrants had been exercised at the date the options and warrants were granted.
 The number of common shares outstanding was increased by the number of shares issuable under the stock options and warrants and this theoretical increase in the number of common shares was reduced by the number of common shares which are assumed to have been repurchased with the applicable portion of the proceeds from the exercise of the options and warrants.

Primary earnings per common and common equivalent share for the three and nine month periods ended September 30, 1996 and 1995 were calculated as follows:


                                         Three Months ended             Nine Months ended
                                            September 30,                 September 30,
                                         1996           1995           1996           1995
                                    -------------- -------------- -------------- --------------

Net income                           $    865,451   $    305,919   $  2,213,420   $    944,641

Weighted average shares outstanding    13,719,072      9,693,478     12,645,471      9,693,478

   Add:  exercise of weighted average
   warrants and options reduced by the
   number of shares purchased with
   proceeds                             4,966,321           -         3,751,010           -
                                    -------------- -------------- -------------- --------------
Adjusted weighted average shares
   outstanding                         18,685,393      9,693,478     16,396,481      9,693,478
                                    ============== ============== ============== ==============
Net income per common share          $       0.05   $       0.03   $       0.13   $       0.10
                                    ============== ============== ============== ==============

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.     Nature of Business and Interim Financial Statements - Continued

Earnings per share - continued. Fully diluted earnings per common and common equivalent share for the three and nine month periods ended September 30, 1996 and 1995 were calculated as follows:


                                         Three Months ended             Nine Months ended
                                            September 30,                 September 30,
                                         1996           1995           1996           1995
                                    -------------- -------------- -------------- --------------

Net income                           $    865,451   $    305,919   $  2,213,420   $    944,641

Weighted average shares outstanding    14,037,496      9,693,478     12,777,619      9,693,478

   Add:  exercise of weighted average
   warrants and options reduced by the
   number of shares purchased with
   proceeds                             5,167,590           -         4,197,732           -
                                    -------------- -------------- -------------- --------------
Adjusted weighted average shares
   outstanding                         19,205,086      9,693,478     16,975,351      9,693,478
                                    ============== ============== ============== ==============
Net income per common share          $       0.05   $       0.03   $       0.13   $       0.10
                                    ============== ============== ============== ==============


Note 2.     Inventories

Inventories consist of the following at September 30, 1996 and December 31, 1995:


                                                               September 30,   December 31,
                                                                    1996           1995
                                                              -------------- --------------

Finished goods                                                  $ 3,994,301    $   198,607
Work in progress                                                  1,468,806        879,987
Raw materials                                                     5,029,776      1,302,773
                                                              -------------- --------------
                                                                 10,492,883      2,381,367
Less allowance for obsolete raw materials                            60,000         60,000
                                                              -------------- --------------
                                                               $ 10,432,883   $  2,321,367
                                                              ============== ==============

Note 3.     Acquisitions

Effective September 23, 1996, the Company acquired all of the outstanding capital stock of Precisionaire pursuant to a stock purchase agreement dated July 1, 1996. The purchase price was $25,123,425 and 786,885 shares of the Company's common stock, subject to a post-closing purchase price adjustment, and was paid by the delivery of both $25,123,425 in cash to the Precisionaire sellers and 786,885 shares of the Company's common stock to an escrow agent to be held in escrow and released to the Precisionaire sellers over a three year period if certain gross revenue targets are met by Precisionaire. Contemporaneously therewith, Precisionaire entered into an agreement to acquire from POT Realty (owned by the former shareholders of Precisionaire) a manufacturing facility, warehouse and related real property, located in Terrell, Texas, whereby Precisionaire would assume $2,191,575 of debt with respect to such building. This transaction was completed as of October 31, 1996. The Company's balance sheet at September 30, 1996 contains accruals in long-term debt and fixed assets to reflect this purchase. For financial statement purposes, the acquisition of Precisionaire is being accounted for as having occurred on September 30, 1996, such that the Company's balance sheet at September 30, 1996 includes the assets of Precisionaire.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3.     Acquisitions - Continued

Precisionaire manufactures air filters and related products for commercial and residential air conditioning and heating systems. Precisionaire's headquarters are located in St. Petersburg, Florida. Precisionaire's manufacturing operations are conducted from four main facilities with a total of 442,000 square feet of manufacturing space, located in Bartow, Florida, Lakeland, Florida, Terrell, Texas and Auburn, Pennsylvania. Precisionaire also maintains 33,000 square feet of warehouse space in South Holland, Illinois.

In connection with the acquisition of Precisionaire, the Company recorded $9,534,286 of good will, which represents the excess of purchase price plus expenses over net market value of identified assets, which is being amortized over 40 years.

Summarized below are the unaudited pro forma results of operations of the Company as though Precisionaire, CSC and Air Seal had been acquired at the beginning of the nine month periods ended September 30, 1996 and 1995.


                                                             Nine Months Ended September 30,
                                                                    1996           1995
                                                              -------------- --------------

Revenues                                                       $ 95,860,082   $ 81,937,667
                                                              ============== ==============
Net income                                                     $  4,305,827   $  2,605,196
                                                              ============== ==============
Net income per common share, primary                           $       0.23   $       0.20
                                                              ============== ==============
Net income per common share, fully diluted                     $       0.22   $       0.20
                                                              ============== ==============

Note 4.     Capital Transactions

Private offering. As of September 30, 1996, the Company raised, through a private offering of its Common Stock at $9.00 per share, $7,699,005, for 855,445 shares of stock, $2,500,000 through a private offering of Series A Subordinated Convertible Debentures to certain unrelated investors, which are convertible into an aggregate of 277,778 shares of the Company's common stock, based upon a conversion price of $9.00 per share, and $4,000,000 from the sale of 10% Convertible Notes pursuant to Regulation S to certain unrelated offshore investors (collectively called the "September Offering"). The 10% convertible notes are convertible at any time commencing forty-one (41) days after issuance into shares of the Company's Common Stock at a conversion price equal to the lower of (i) eighty-two percent (82%) of the average closing bid price for the seven (7) trading days immediately preceding the conversion date, or (ii) $9.00; provided, however, that in no event shall the conversion price be less than $5.00; provided further, that in no event shall the holder of the 10% convertible notes be entitled to convert any portion of such notes if such action would result in beneficial ownership by a holder and its affiliates of more than 4.9% of the outstanding shares of the Common Stock of the Company. If the average closing bid price of the Company's Common Stock over any continuous seven day trading period is less than $7.38 per share, the Company may redeem the convertible notes at a price equal to 115% of the outstanding principal amount of the notes. Net proceeds to the Company after commissions and expenses of $982,400 were $13,216,605. In connection with the 10% Convertible Notes, certain unrelated offshore investors acquired, on the date of the conversion of the Notes into common stock, the right to receive warrants equal to ten percent (10%) of the number of common shares issued at any such conversion, at an exercise price equal to the conversion rate. See
Note 6 - Subsequent Events.

Restricted cash. Of the $7,699,005 raised through the September Offering, $4,000,005 is held in escrow and subject to certain rights of rescission in favor of an investor if a Registration Statement under the Securities Act of 1933 registering such shares for re-sale is not declared effective as of January 15, 1997.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 5.     Stock Options and Warrants

The following table summarizes the activity related to the Company's stock options and warrants for the nine months ended September 30, 1996 and the year ended December 31, 1995:

                                                                      Exercise               Weighted
                                                                      per Share               Average
                                                    Stock    ----------------------------- Exercise Price
                                      Warrants     Options      Warrants       Options       per Share
                                     ----------- ----------- -------------- -------------- --------------
Outstanding at January 1, 1995             -           -
  Granted                                61,280   2,500,000   $       2.50   $       1.00  $       1.04
  Exercised                                -           -
  Canceled or expired                      -           -
                                     ----------- -----------
Outstanding at December 31, 1995         61,280   2,500,000   $       2.50   $       1.00  $       1.04
  Granted                                97,712   5,136,520   $ 2.50-$5.00   $ 2.50-$9.50  $       4.61
  Exercised                              96,280        -      $       2.50         -       $       2.50
  Canceled or expired                      -           -      $     -
                                     ----------- -----------
Outstanding at September 30, 1996        62,712   7,636,520   $ 2.50-$5.00   $ 1.00-$9.50  $       3.45
                                     =========== ===========
Exercisable at September 30, 1996                62,712       5,519,520       $2.50 - $5.00       $1.00 - $3.50       $1.94
                                     =========== ===========

The warrants expire at various periods through September 1998. The options expire at various times through June 2001.


Note 6.     Subsequent Events

As part of the acquisition of Precisionaire by the Company, on September 23, 1996, Precisionaire entered into a purchase and sales agreement with POT Realty, a Florida general partnership, in which Precisionaire agreed to purchase certain real property, buildings and related improvements located in Terrell, Texas (the "Property"). The total purchase price for the Property was $3,315,000, $1,123,423.65 of which was paid by the Company to the shareholders of Precisionaire as part of the Closing of the Precisionaire stock purchase. The remainder of the purchase price was paid by Precisionaire assuming certain debt encumbering the land and buildings. This transaction was completed as of October 31, 1996. The Company's balance sheet at September 30, 1996 contains accruals in long-term debt and fixed assets to reflect this purchase.

In October 1996, the Company raised an additional $4,306,000 from a private placement of 478,444 shares of stock at $9.00 per share to certain unaffiliated accredited investors. Net proceeds from the Offering, after commissions of $400,000, were $3,906,000. Of the $4,306,000 raised through the private offering, $4,000,000 is subject to certain rights of rescission in favor of an investor if a Registration Statement under the Securities Act of 1933 registering such shares for re-sale is not declared effective as of January 9, 1997. Combined with the September Offering, total net proceeds from September and October were $17,122,605. See Note 4, Capital Transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto and the Company's Pro Forma Financial Statements and the notes thereto, presented in Item 1 and Part II - Item 5, respectively. Unless otherwise stated, the following discussion does not include the financial results or information of Precisionaire for the periods indicated. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below. See "Outlook".

Overview

The Company is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance air filtration products and related products, services and equipment. During the last year, the Company has experienced significant growth in its HEPA filter business and from the acquisition of other air filtration companies. As of May 31, 1996, the Company acquired CSC, and on June 15, 1996, acquired Airseal. As of September 23, 1996, the Company acquired Precisionaire. CSC specializes in the manufacture of high-end charcoal filters and containment environments, and has a service arm. Airseal produces customized mid-range housings and HVAC equipment. Precisionaire manufactures air filters and related products for commercial and residential air conditioning and heating systems. Precisionaire's headquarters are located in St. Petersburg, Florida. Precisionaire's manufacturing operations are conducted from four main facilities with a total of 442,000 square feet of manufacturing space, located in Bartow, Florida, Lakeland, Florida, Terrell, Texas and Auburn, Pennsylvania. Precisionaire also maintains 33,000 square feet of warehouse space in South Holland, Illinois. The results of operations for the acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the periods presented should be evaluated specifically in the context of the Acquisitions. Additionally, neither the historical nor the pro forma results of operations fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses into the Company's operations. In particular, the Unaudited Pro Forma Consolidated Statements of Operations do not purport to represent the operations of the Company had the Acquisitions, in fact, occurred at the beginning of the respective periods, or to project the results of operations for any future period. There can be no guarantee that the Company will be able to achieve these gains in efficiency.

The Company believes the Acquisitions will have a positive impact on its future results of operations and accordingly believes that the Company's historical results should be considered in conjunction with the pro forma financial statements and the notes thereto included in Part II - Item 5.


Results of Operations for Three Months Ended September 30, 1996 Compared to September 30, 1995

The following table summarizes the Company's results of operations as a percentage of net sales for the three months ended September 30, 1996 and 1995.


                                                Three Months Ended
                                                   September 30,
                                     ---------------------------------------
                                            1996                1995
                                     -------------------  ------------------

Net sales                             14,453     100.0%    9,319     100.0%
Gross profit                           3,901      27.0     2,236      24.0
Operating expenses                     2,440      16.9     1,669      17.9
Operating income                       1,461      10.1       667       7.2
Income before income taxes             1,420       9.8       530       5.7
Income taxes                             555       3.8       224       2.4
Net income                               865       6.0       306       3.3

Net sales: Net sales for the three months ended September 30, 1996 increased by $5,134,000, or 55.1%, to $14,453,000, from $9,319,000 for the three months ended September 30, 1995. The increase was due primarily to the acquisition of CSC and Air Seal, which accounted for $2,818,000 of the increase in sales.
 The remaining increase of $2,316,000 was due to increases in sales to both new and existing customers.

Gross Profit: Gross profits for the three months ended September 30, 1996 increased by $1,565,000, or 67.0%, to $3,901,000, which represented 27.0% of net sales, compared to $2,336,000, or 25.1% of net sales for the three months ended September 30, 1995. The primary reason for the increase in gross profit margin was the increase in operating efficiency associated with focusing each manufacturing facility on a particular type of product, which reduced direct costs in the following areas: Reduced down time due to switching lines between products; eliminated individual lot inventory tracking required by federal regulations at the Company's Washington, NC facility by moving all containment environment manufacturing operations to CSC's plant in Bath, NC; and other increases in efficiencies achieved through reduced training and coordination time at each location as a result of reducing the number of certification and training hours by producing fewer types of products at each facility.

Operating expenses: Operating expenses increased by $771,000, or 46.2%, to $2,440,000, compared to $1,669,000 for the three months ended September 30, 1996 and 1995, respectively. $327,000 of this increase was due to the acquisition of CSC and Air Seal. The remaining $444,000 of this increase was due to additional sales, marketing and commission expense associated with the increase in sales, salaries for new positions in financial administration, support and sales, and other operational expenses. Operating expenses decreased as a percentage of net sales, to 16.9%, compared to 17.9% for the quarters ended September 30, 1996 and 1995, respectively. This decrease in operating expenses as a percentage of net sales was due to the spreading of fixed costs over a larger revenue base.

Income taxes: Income tax expense increased by $331,000, or 147.8%, to $555,000, or 39.1% of net income before income taxes, for the three months ended September 30, 1996, compared to $224,000, or 42.3% of net income before income taxes, for the three months ended September 30, 1995.

Net income: Net income increased $559,000, or 182.7%, to $865,000, or $.05 per share, from $306,000, or $.03 per share, for the three months ended September 30, 1996 and 1995, respectively.


Results of Operations for Nine Months Ended September 30, 1996 Compared to September 30, 1995

The following table summarizes the Company's results of operations as a percentage of net sales for the nine months ended September 30, 1996 and 1995.


                                                 Nine Months Ended
                                                   September 30,
                                     ---------------------------------------
                                            1996                1995
                                     -------------------  ------------------

Net sales                             40,695     100.0%    28,250    100.0%
Gross profit                          10,368      25.5      7,305     25.9
Operating expenses                     6,988      17.2      5,222     18.5
Operating income                       3,380       8.3      2,084      7.4
Income before income taxes             3,586       8.8      1,560      5.5
Income taxes                           1,373       3.4        615      2.2
Net income                             2,213       5.4        945      3.3



Net sales: Net sales for the nine months ended September 30, 1996 increased by $12,445,000, or 44.1%, to $40,695,000 compared to $28,250,000 for the nine months ended September 30, 1995. Approximately $4,688,000 of the increase was due to the acquisition of CSC and Air Seal. The remaining increase of $7,757,000 was due to increased sales to new and existing customers.

Gross Profit: Gross profits for the nine months ended September 30, 1996 increased by $1,564,000, or 66.9%, to $3,901,000, which represented 25.5% of net sales, compared to $2,336,498, 25.9% of net sales for the nine months ended September 30, 1995.

Operating expenses: Operating expenses increased by $1,766,000, or 43.8%, to $6,988,000 from $5,222,000 for the nine months ended September 30, 1996 and 1995, respectively. $761,000 of this increase was due to the acquisition of CSC and Air Seal. The remaining $1,005,000 of this increase was due to additional sales, marketing and commission expense associated with the increase in sales, salaries for new positions in financial administration, support and sales, and other operational expenses. Operating expenses decreased as a percentage of net sales, to 17.2%, compared to 18.5% for the nine months ended September 30, 1996 and 1995, respectively. This decrease in operating expenses as a percentage of net sales is due to the spreading of fixed costs over a larger revenue base.

Income taxes: For the nine months ended September 30, 1996, the Company's tax expense increased $758,000, or 123.3%, to $1,373,000, or 38.3% of income before income taxes, compared to $615,000, or 39.5% of income before income taxes for the nine months ended September 30, 1995.

Net income: Net income for the nine months ended September 30, 1996 increased $1,268,000, or 134.2%, to $2,213,000, or $.13 per share, from $945,000, or
$.10 per share, for the nine months ended September 30, 1995.

Pro Forma Combined Results of Operations for Nine Months Ended September 30, 1996 Compared to September 30, 1995

The Company's Combined Pro Forma Consolidated Condensed Statement of Operations, Balance Sheet and Statement of Cash Flows are contained under Part II - Item 5 hereto. The following discussion is qualified in its entirety by the information contained in Part II - Item 5.

The Company's pro forma combined results of operations reflect the acquisitions of Precisionaire, CSC and Airseal as if each had occurred at the beginning of each period presented, and include operating results for each of the combined companies for the entirety of such periods. Adjustments to the pro forma combined results of operations include changes in depreciation and amortization to reflect the new cost basis for assets acquired, changes to operating expenses to remove non-recurring salaries and benefits to previous owners and changes in interest expense to reflect debt incurred in financing the Acquisitions. The pro forma results of operations are not necessarily indicative of the actual results which would have been reported had the Company owned Precisionaire, CSC and Airseal in the periods presented.

The following table summarizes the Company's pro forma results of operations both in dollars and as a percentage of net sales for the nine month periods ended September 30, 1996.

Summary Pro Forma Results of Operations
(000's omitted, except per share data)


                                                   Nine Months Ended
                                                     September 30,
                                     --------------------------------------------
                                            1996                    1995
                                     ---------------------  ---------------------

Net sales                             $ 95,860     100.0%    $ 81,938     100.0%
Gross profit                            23,968      25.0       20,550      25.1
Operating expenses                      16,791      17.5       14,909      18.2
Operating income                         7,177       7.5        5,641       6.9
Income before income taxes               6,737       7.0        4,159       5.1
Income taxes                             2,431       2.5        1,554       1.9
Net income                               4,306       4.5        2,605       3.2
Net income per share, primary         $   0.23               $   0.20
Net income per share, fully diluted   $   0.22               $   0.20


Net sales: Pro forma net sales for the nine months ended September 30, 1996 increased $13,922,000, or 17%, to $95,860,000, compared to $81,938,000 for the nine months ended September 30, 1995. The increase was due primarily to each of the subsidiaries increasing its sales through enhanced marketing and increased production. The following table illustrates the increases in net sales from each subsidiary.


                         Net sales for Nine Months Ended
                                 September 30,             % Increase
                         -------------------------------  ------------
                              1996             1995           1996
                          ------------     ------------   ------------
                                (000's omitted)

Precisionaire              $   52,962       $   47,743          10.9%
Flanders Filters               30,692           24,348          26.1%
Airpure & Airpure West          7,291            4,236          72.1%
CSC                             4,216            3,916           7.7%
Airseal                         2,654            2,028          30.9%
  Consolidation of
    intercompany activity      (1,955)            (333)
                          ------------     ------------   ------------
        Total net sales     $  95,860        $  81,938          17.0%
                          ============     ============   ============



Gross profit: Pro forma gross profits represented 25.0% and 25.1% of pro forma net sales for the periods ended September 30, 1996 and September 30, 1995, respectively.

Operating expenses: Pro forma operating expenses increased by $1,822,000, or 12.6%, to $16,791,000 for the nine months ended September 30, 1996, from $14,909,000 for the nine months ended September 30, 1995. Pro forma operating expenses decreased as a percentage of pro forma net sales, to 17.5% from 18.2% for the periods ended September 30, 1996 and 1995, respectively. This decrease in operating expenses as a percentage of net sales is due to the spreading of fixed costs over a larger revenue base.

Income taxes: For the nine months ended September 30, 1996 and 1995, the Company's pro forma provision for income taxes represented approximately 36.1% and 37.4%, respectively, of net income before income taxes.

Net income: Pro forma net income increased $1,706,000, or 65.3%, to $4,306,000, for the nine months ended September 30, 1996, from $2,605,000 for the nine months ended September 30, 1995.

Liquidity and Capital Resources

Working capital was $21,963,000 at September 30, 1996, compared to $4,030,000 at December 31, 1995. This includes cash and cash equivalents of $6,603,000 (see Note 4 above) and $2,974,000 at September 30, 1996 and December 31, 1995, respectively. Working capital does not include the unused portion of the Company's revolving credit line. Trade receivables increased $14,206,000, or 196.1%, to $21,450,000 at September 30, 1996 from $7,244,000 at December 31,
1995. The increase in receivables is primarily attributable to the Acquisitions, which accounted for $10,411,000 of the increase. The remaining $3,795,000 of the increase is primarily due to increases associated with the increased volume in net sales and timing differences in shipments and payments received.

Operations consumed $67,000 of cash during the nine months ended September 30, 1996, compared to generating $1,211,000 for the nine months ended September 30, 1995. The difference in cash flows was caused by an increase in cash and working capital requirements associated with increased sales, which is primarily composed of the increases in payables, receivables and inventories at September 30, 1996. Investing activities during the nine months ended September 30, 1996 consumed $33,729,000 of cash, consisting primarily of the cash payments made for the Acquisitions. Financing activities during the nine months ended September 30, 1996 produced $37,426,000 of cash, primarily from issuance of long-term debt and convertible debentures, as well as equity offerings.

Effective September 23, 1996, the Company acquired all of the outstanding capital stock of Precisionaire pursuant to a stock purchase agreement dated July 1, 1996. The purchase price was $25,123,425 and 786,885 shares of the Company's common stock, subject to a post-closing purchase price adjustment, and was paid by the delivery of both $25,123,425 in cash to the Precisionaire sellers and 786,885 shares of the Company's common stock to an escrow agent to be held in escrow and released to the Precisionaire sellers over a three year period if certain gross revenue targets are met by Precisionaire. Contemporaneously therewith, Precisionaire entered into an agreement to acquire from POT Realty (owned by the former shareholders of Precisionaire) a manufacturing facility, warehouse and related real property, located in Terrell, Texas, whereby Precisionaire would assume $2,191,575 of debt with respect to such building. This transaction was completed as of October 31, 1996. The Company's balance sheet at September 30, 1996 contains accruals in long-term debt and fixed assets to reflect this assumed purchase. For financial statement purposes, the acquisition of Precisionaire is being accounted for as having occurred on September 30, 1996, such that the Company's balance sheet at September 30, 1996 includes the assets of Precisionaire.

To finance the acquisition of Precisionaire, the Company arranged with NationsBank for a credit facility consisting of (i) a working capital revolving credit facility in the maximum principal amount of $25,000,000 and
(ii) a term loan facility in the maximum principal amount of $6,500,000. At September 30, 1996, the Company had used approximately $14,783,000 of the revolving credit facility, $9,006,000 of which was used for the acquisition of Precisionaire, and $6,500,000 of the term loan facility.

As of September 30, 1996, the Company raised, through a private offering of its Common Stock at $9.00 per share, $7,699,005, for 855,445 shares of stock, $2,500,000 through a private offering of Series A Subordinated Convertible Debentures to certain unrelated investors, which are convertible into an aggregate of 277,778 shares of the Company's common stock, based upon a conversion price of $9.00 per share, and $4,000,000 from the sale of 10% Convertible Notes pursuant to Regulation S to certain unrelated offshore investors (collectively called the "September Offering"). The 10% convertible notes are convertible at any time commencing forty-one (41) days after issuance into shares of the Company's Common Stock at a conversion price equal to the lower of (i) eighty-two percent (82%) of the average closing bid price for the seven (7) trading days immediately preceding the conversion date, or
(ii) $9.00; provided, however, that in no event shall the conversion price be less than $5.00; provided further, that in no event shall the holder of the 10% convertible notes be entitled to convert any portion of such notes if such action would result in beneficial ownership by a holder and its affiliates of more than 4.9% of the outstanding shares of the Common Stock of the Company. If the average closing bid price of the Company's Common Stock over any continuous seven day trading period is less than $7.38 per share, the Company may redeem the convertible notes at a price equal to 115% of the outstanding principal amount of the notes. Net proceeds to the Company after commissions and expenses of $982,400 were $13,216,605. Of the $7,699,005 raised through the September Offering, $4,000,005 is subject to certain rights of rescission in favor of an investor if a Registration Statement under the Securities Act of 1933 registering such shares for re-sale is not declared effective as of January 9, 1997. In connection with the 10% Convertible Notes, certain unrelated offshore investors acquired, on the date of the conversion of the Notes into common stock, the right to receive warrants equal to ten percent (10%) of the number of common shares issued at any such conversion, at an exercise price equal to the conversion rate. See Part I - Item 1 - Note 6 - Subsequent Events.

Subsequent to the end of the quarter, in October 1996, the Company raised an additional $4,306,000 from a private placement of 478,444 shares of stock at $9.00 per share to accredited investors. Net proceeds from the Offering, after commissions of $400,000, were $3,906,000. Of the $4,306,000 raised in October, 1996, $4,000,000 is subject to certain rights of rescission in favor of an investor if a Registration Statement under the Securities Act of 1933 registering such shares for re-sale is not declared effective as of January 15, 1997. Combined with the September Offering, total net proceeds from September and October were $17,122,605.

Expansion of the Company will require substantial continuing capital investment for the manufacture of filtration products. Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt financing or equity will continue to be available in the future, or that it will be available on terms acceptable to the Company. Substantial additional debt or equity financing may be needed for the Company to achieve its short-term and long-term business objectives. Failure to obtain sufficient capital could result in materially adverse conditions for the business. The Company expects that future financing will include equity placements, however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all.

The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Outlook

The statements contained in this Outlook are based on current expectations. These statements are forward looking and actual results may differ materially.
 Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the air filtration market; (ii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) anticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market;
(v) product obsolescence due to the development of new technologies, and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

The Company believes its future results of operations could be affected by a variety of factors, including the successful integration of CSC, Airseal and Precisionaire into the Company, whether management can successfully manage the Company's growth, the ability of the Company to keep up with technological changes, the success of the Company's efforts to automate its stock product lines, increased pricing pressure from the Company's competition, changing government regulations governing indoor air quality, rate of growth in worldwide semiconductor manufacturing, and any adverse changes in general economic conditions in locations where the Company does business.

The Acquisitions give the Company a product line which includes a full range of air filtration products. As part of the integration the Acquisitions, the Company has adopted a strategy of increasing its market share by providing its existing manufacturers' representatives, who typically sell a complete product line made up of products from several manufacturers, with the Company's complete product line.

The Company intends to continue to seek increased market share through strategic acquisitions of synergistic businesses. The Company seeks to identify potential acquisition targets with (i) dominant positions in local or regional markets, (ii) excess or under-utilized capacity, (iii) an ability to add new product lines to the Company's business, (iv) significant asset value to enable the Company to obtain debt financing or non-diluted equity financing for such acquisition. The Company is continuously evaluating acquisition opportunities in light of the above criteria. Once a potential target is identified, the Company commences an in depth due diligence evaluation of the target's operations, markets, profitability and examines all potential liabilities including environmental liabilities and any contingent liabilities. The Company has no specific plans or agreements with respect to future acquisitions. Substantial equity or debt financing may be needed for the Company to continue to grow through the acquisition of other businesses. Failure to obtain sufficient capital or debt financing could adversely affect the Company's growth strategies.

The Company has begun a program to increase its gross margins by automating portions of its production lines at FFI, Precisionaire and Airpure using technology developed at Precisionaire and FFI. Currently, approximately ten percent of the Company's product lines incorporate the new automated equipment designs. The Company will continue to implement the additional automation for these production lines one at a time, to minimize down time. The Company estimates the total cost for this automation equipment will be $1,000,000 to $2,000,000.

The Company intends to continue building capacity for production of air filtration products, and has announced plans to expand upon or build facilities on the West Coast, the Mid-West, and the Asia/Pacific Basin. These new or expanded facilities, as well as the automation of existing production lines, are part of the Company's growth strategies, and will require substantial continuing investment in capital equipment during 1997. Although the Company has been able to arrange equity financing or debt facilities to date, there can be no assurance that additional debt financing or equity will continue to be available in the future, nor that it will be available on terms acceptable to the Company.

                          PART II - OTHER INFORMATION


Item 1.     Legal Proceedings.

    There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended September 30, 1996.

Item 2.     Changes in Securities - None.

Item 3.     Defaults Upon Senior Securities - None.

Item 4.     Submission of Matters to a Vote of Security Holders - None.

Item 5.     Other Information

    On September 23, 1996, the Company completed the acquisition of 100% of the issued and outstanding capital stock of Precisionaire pursuant to a Stock Purchase Agreement dated July 1, 1996 (the "Agreement"). The consideration paid for this transaction consisted of $25,123,425 and 786,775 shares of Flanders common stock. The terms of the Agreement and the amount of the consideration paid for the capital stock was determined through arms-length negotiations by the parties.

    The Registrant will operate Precisionaire as a subsidiary. Prior to the acquisition, Precisionaire was a privately held corporation in the business of designing, manufacturing and selling air filtration products. The Registrant intends to continue such business.

    The Company paid the purchase price for the acquisition of Precisionaire by drawing on its credit facility with NationsBank (in the amount of $9,006,000), drawing down its term loan facility with NationsBank (in the amount of $6,500,000) and using $9,617,000 of the proceeds raised in the September Offering.

    The Financial Statements of the Company and Precisionaire on a Pro Forma basis, and the Audited Financial Statements for Precisionaire for the preceding two fiscal years, are set forth below.

FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED CONDENSED BALANCE SHEET
September 30, 1996


                                                                Company w/o                     Purchase        Total
ASSETS                                                         Precisionaire  Precisionaire   Adjustments     Pro-Forma
-------------------------------------------------------------- -------------- -------------- -------------- --------------
                                                                 (unaudited)

Current assets
  Cash and cash equivalents (See Part I - Item 1 -
    Note 4 - Capital Transactions)                              $  2,258,484   $    344,555   $       -      $  2,603,039
  Restricted cash (See Part I - Item 1 - Note 4)                   4,000,005           -              -         4,000,005
  Short-term investments                                                -           835,519           -           835,519
  Investments in subsidiaries                                     25,997,860           -       (25,997,860)          -
  Receivables:
    Trade, less allowance for doubtful accounts of $148,000
      for the Company; $318,903 for Precisionaire                 12,974,057      8,475,588           -        21,449,645
    Loans to subsidiaries                                          3,070,027        500,000     (3,570,027)          -
    Other                                                          1,237,603           -              -         1,237,603
  Inventories                                                      5,268,596      5,164,287           -        10,432,883
  Deferred taxes                                                     157,285        871,000           -         1,028,285
  Other current assets                                               729,234         10,261           -           739,495
                                                               -------------- -------------- -------------- --------------
      Total current assets                                        55,693,151     16,201,210    (29,567,887)    42,326,474
                                                               -------------- -------------- -------------- --------------

Other assets                                                           2,415        923,270           -           925,685
Intangible assets                                                  1,931,058           -        10,534,286     12,465,344
Property and equipment, net of accumulated depreciation            9,177,542      7,519,478     13,072,337     29,769,357
                                                               -------------- -------------- -------------- --------------
                                                                $ 66,804,166   $ 24,643,958   $ (5,961,264)  $ 85,486,860
                                                               ============== ============== ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------

Current liabilities
  Notes payable                                                 $  1,397,318   $       -      $       -      $  1,397,318
  Notes from subsidiaries                                            500,000      3,070,027     (3,570,027)          -
  Current maturities of long-term debt                               265,174        387,920        228,533        881,627
  Accounts payable                                                 6,601,912      6,222,267           -        12,824,179
  Accrued expenses                                                 2,338,252      2,922,580           -         5,260,832
                                                               -------------- -------------- -------------- --------------
      Total current liabilities                                   11,102,656     12,602,794     (3,341,494)    20,363,956
                                                               -------------- -------------- -------------- --------------

Long-term debt, less current maturities                           22,790,476      2,215,317      2,746,467     27,752,260
Convertible debt                                                   6,500,000           -              -         6,500,000
Deferred income taxes                                                610,000        506,004      3,952,606      5,068,610
Commitments and contingencies                                           -              -              -              -
Stockholders' equity
  Capital stock                                                       15,460          3,760         (3,760)        15,460
  Additional paid-in capital (See Part I - Item 1 -
    Note 4 - Capital Transactions)                                18,793,842        276,420       (276,420)    18,793,842
  Unrealized gain on investments                                        -           218,569       (218,569)          -
  Retained earnings                                                6,991,732      9,349,265     (9,349,265)     6,991,732
                                                               -------------- -------------- -------------- --------------
      Total stockholders' equity                                  25,801,034      9,848,014     (9,848,014)    25,801,034
                                                               -------------- -------------- -------------- --------------
                                                                $ 66,804,166   $ 25,172,129   $ (6,490,435)  $ 85,485,860
                                                               ============== ============== ============== ==============

FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS for the Nine Months Ended September 30, 1996

The Unaudited Pro Forma Consolidated Statements of Operations for the nine months ended September 30, 1996 and the year ended December 31, 1995 for Flanders Corporation are set forth below.

The Unaudited Pro Forma Consolidated Statements of Operations for the nine months ended September 30, 1996 have been prepared assuming that the Acquisitions occurred on January 1, 1996, the first day of the period presented therein. The column "Company without Acquisitions" includes only the consolidated historical results of FFI and Airpure. These Unaudited Pro Forma Consolidated Statements of Operations do not purport to represent the operations of the Company had the Acquisitions, in fact, occurred at the beginning of the respective periods, or to project the results of operations for any future period.


                                             Nine Months   Pro Forma
                                  Company    Historical   Adjustments       Pro Forma    Nine Months
                                  Without      CSC &         CSC &             w/        Historical    Pro Forma          Total
                               Acquisitions  Other<F1>     Other<F1>        CSC & Other Precisionaire Adjustments       Pro Forma
                               ------------ ------------  ------------     ------------ ------------- ------------     ------------

Net sales                      $37,093,717  $ 5,804,341   $      -         $42,898,058  $ 52,962,024   $      -        $95,860,082
Cost of goods sold              28,115,100    3,892,218          -          32,007,318    39,884,947          -         71,892,265
                               ------------ ------------  ------------     ------------ ------------- ------------     ------------
      Gross Profit               8,978,617    1,912,123          -          10,890,740    13,077,077          -         23,967,817
                               ------------ ------------  ------------     ------------ ------------- ------------     ------------

Operating expenses               6,227,457    1,241,621       (66,532)<F2>   7,402,546     9,874,301     (485,695)<F2>  16,791,152
                               ------------ ------------  ------------     ------------ ------------- ------------     ------------
      Operating income           2,751,160      670,502        66,532        3,488,194     3,202,776      485,695        7,176,665
                               ------------ ------------  ------------     ------------ ------------- ------------     ------------

Nonoperating income (expense):
  Other income (expense)           415,742       89,660          -             505,402       417,722         -             923,124
  Interest expense                (269,515)     (23,502)         -            (293,017)     (211,651)    (857,847)<F3>  (1,362,515)
                               ------------ ------------  ------------     ------------ ------------- ------------     ------------
                                   146,227       66,158          -             212,385       206,071     (857,847)        (439,391)
                               ------------ ------------  ------------     ------------ ------------- ------------     ------------
      Income before income
        taxes                    2,897,387      736,660        66,532        3,700,579     3,408,847     (372,152)       6,737,274

Income taxes (benefit)           1,103,876      280,000        25,000        1,408,876     1,162,571     (140,000)       2,431,447
                               ------------ ------------  ------------     ------------ ------------- ------------     ------------
      Net income               $ 1,793,511  $   456,660   $    41,532      $ 2,291,703  $  2,246,276  $  (232,152)     $ 4,305,827
                               ============ ============  ============     ============ ============= ============     ============

Earnings per weighted
  average common and common
  equivalent share
  outstanding:
    Primary                                                                                                            $      0.23
                                                                                                                       ============
    Fully diluted                                                                                                      $      0.22
                                                                                                                       ============
Weighted average common and
  common equivalent shares
    Primary                                                                                                             18,586,527
                                                                                                                       ============
    Fully diluted                                                                                                       19,859,750
                                                                                                                       ============

<F1>
    Columns include the operations of Airseal.
<F2>
    To reflect additional amortization and depreciation due to write-up to market value of plant and equipment, the removal of compensation paid to shareholders of Airseal and Precisionaire who did not participate in the day to day operations of the respective companies, and rents paid on land and buildings acquired in the Acquisitions.
<F3>
    To reflect increased interest expense from additional financing, net of cash received in the Offerings, needed to complete the Acquisitions.

UNAUDITED PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS FLANDERS CORPORATION AND SUBSIDIARIES for the Year Ended December 31, 1995

The Unaudited Pro Forma Consolidated Statements of Operations for the year ended December 31, 1995 has been prepared assuming that the Acquisitions had occurred on January 1, 1995, the first day of the period presented therein. These Unaudited Pro Forma Consolidated Statements of Operations do not purport to represent the operations of the Company had the Acquisitions, in fact, occurred at the beginning of the respective period, or to project the results of operations for any future period.


                                                           Pro Forma
                                  Company    Historical   Adjustments       Pro Forma
                                  Without      CSC &         CSC &             w/        Historical    Pro Forma           Total
                               Acquisitions  Other<F1>     Other<F1>        CSC & Other Precisionaire Adjustments        Pro Forma
                               ------------ ------------  ------------     ------------ ------------- ------------     -------------

Net sales                      $38,494,261  $ 7,679,997   $      -         $46,174,258  $ 61,809,501   $      -        $107,983,759
Cost of goods sold              28,953,729    4,888,822          -          33,842,551    47,202,625          -          81,045,176
                               ------------ ------------  ------------     ------------ ------------- ------------     -------------
      Gross Profit               9,540,532    2,791,175          -          12,331,707    14,606,876          -          26,938,583
                               ------------ ------------  ------------     ------------ ------------- ------------     -------------

Other operating revenue            141,549         -             -             141,549          -             -             141,549
Operating expenses               7,262,668    2,472,262       (58,676)<F1>   9,676,254    11,497,186      (735,611)<F1>  20,437,829
                               ------------ ------------  ------------     ------------ ------------- ------------     -------------
      Operating income           2,419,413      318,913        58,676        2,797,002     3,109,690       735,611        6,642,303
                               ------------ ------------  ------------     ------------ ------------- ------------     -------------

Nonoperating income (expense):
  Other income (expense)            43,852       98,599          -             142,451       132,321          -             274,772
  Interest expense                (633,029)      (7,970)         -            (640,999)     (391,400)  (1,383,947)<F2>   (2,416,346)
                               ------------ ------------  ------------     ------------ ------------- ------------     -------------
                                  (589,177)      90,629          -            (498,548)     (259,079)  (1,383,947)       (2,141,574)
                               ------------ ------------  ------------     ------------ ------------- ------------     -------------
      Income before income
        taxes                    1,830,236      409,542        58,676        2,298,454     2,850,611     (648,336)        4,500,729

Income taxes (benefit)             684,582      150,651        22,297          857,530     1,170,803     (246,368)        1,781,965
                               ------------ ------------  ------------     ------------ ------------- ------------     -------------
      Net income               $ 1,145,654  $   258,891   $    36,379      $ 1,440,924   $ 1,679,808  $  (401,968)     $  2,718,764
                               ============ ============  ============     ============ ============= ============     =============
Earnings per weighted
  average common and common
  equivalent share
  outstanding:
    Primary                                                                                                            $       0.21
                                                                                                                       =============
    Fully diluted                                                                                                      $       0.21
                                                                                                                       =============
Weighted average common and
  common equivalent shares
    Primary                                                                                                              13,203,200
                                                                                                                       =============
    Fully diluted                                                                                                        13,203,200
                                                                                                                       =============

<F1>
    To reflect additional amortization and depreciation due to write-up to market value of plant and equipment, the removal of compensation paid to shareholders of Airseal and Precisionaire who did not participate in the day to day operations of the respective companies, and rents paid on land and buildings acquired in the Acquisitions.
<F2>
    To reflect increased interest expense from additional financing, net of cash received in the Offerings, needed to complete the Acquisitions.

                 AUDITED FINANCIAL STATEMENTS OF PRECISIONAIRE

PRECISIONAIRE, INC.

FINANCIAL STATEMENTS
AS OF DECEMBER 31, 1995 AND 1994
AND FOR EACH OF THE THREE YEARS ENDED DECEMBER 31,1995
TOGETHER WITH REPORT OF INDEPENDENT
CERTIFIED PUBLIC ACCOUNTANTS

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of
Precisionaire, Inc.:

We have audited the accompanying balance sheets of Precisionaire, Inc. (a Florida corporation) as of December 31, 1995 and 1994, and the related statements of income and retained earnings, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Precisionaire, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.




                                        /s/ Arthur Andersen LLP

Tampa, Florida,
March 8, 1996

                              PRECISIONAIRE, INC.

                 BALANCE SHEETS -- DECEMBER 31, 1995 AND 1994


    ASSETS                                              1995            1994
   --------                                        --------------  --------------

CURRENT ASSETS:
  Cash                                              $    468,085    $    219,239
  Certificate of deposit (Note 5)                        276,168         272,305
  Trade accounts and notes receivable, less
    allowances of approximately $333,500
    and $458,600 for doubtful accounts, returns
    and credits at December 31, 1995 and 1994,
    respectively (Note 4)                              5,624,399       5,193,305
  Inventories (Note 4)                                 4,115,158       3,661,201
  Deferred tax asset (Note 3)                            535,000         435,119
  Prepaid expenses and other current assets               13,500         191,080
                                                   --------------  --------------
Total current assets                                  11,032,310       9,972,249

EQUIPMENT AND FURNISHINGS, net (Notes 2 and 4)         5,536,799       5,658,049

OTHER ASSETS (Notes 4 and 5)                             915,901         849,410
                                                   --------------  --------------
                                                    $ 17,485,010    $ 16,479,708
                                                   ==============  ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                  $  4,549,695    $  6,161,576
  Accrued expenses and other liabilities               2,114,618       1,515,899
  Current maturities of long-term debt (Note 4)        1,283,593       2,277,461
                                                   --------------  --------------
            Total current liabilities                  7,947,906       9,954,936

LONG-TERM DEBT, less current maturities (Note 4)       2,317,264       1,029,800

DEFERRED TAX LIABILITY (Note 3)                          310,000         247,243

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY:
  Class A common stock, voting, $.10 par value,
    10,000 shares authorized, 3,767 shares issued
    and outstanding                                          377             377
  Class B common stock, non-voting, $.10 par
    value, 90,000 shares authorized, 33,834
    shares issued and outstanding                          3,383           3,383
  Additional paid-in capital                             276,420         276,420
  Retained earnings                                    6,629,660       4,967,549
            Total stockholders' equity                 6,909,840       5,247,729
                                                   --------------  --------------
                                                    $ 17,485,010    $ 16,479,708
                                                   ==============  ==============


     The accompanying notes are an integral part of these balance sheets.

                              PRECISIONAIRE, INC.

                  STATEMENTS OF INCOME AND RETAINED EARNINGS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                        1995            1994            1993
                                                   --------------  --------------  --------------
NET SALES                                           $ 61,809,501    $ 54,289,237    $ 50,747,523
COST OF SALES                                         47,202,625      42,149,288      39,583,348
                                                   --------------  --------------  --------------
        Gross profit                                  14,606,876      12,139,949      11,164,175

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          11,497,186      10,897,308       9,683,643
                                                   --------------  --------------  --------------
        Operating income                               3,109,690       1,242,641       1,480,532

INTEREST EXPENSE                                        (391,400)       (255,841)       (251,828)
OTHER, net                                               132,321         101,353         195,380
                                                   --------------  --------------  --------------
INCOME BEFORE TAXES                                    2,850,611       1,088,153       1,424,084

INCOME TAX PROVISION (Note 3)                          1,170,803         439,702         521,736
                                                   --------------  --------------  --------------
NET INCOME                                             1,679,808         648,451         902,348

DIVIDENDS DECLARED                                        17,697            -               -

RETAINED  EARNINGS, BEGINNING OF YEAR                  4,967,549       4,319,098       3,416,750
                                                   --------------  --------------  --------------
RETAINED EARNINGS, END OF YEAR                      $  6,629,660    $  4,967,549    $  4,319,098
                                                   ==============  ==============  ==============

NET INCOME PER SHARE                                $      44.67    $      17.25    $      24.00
                                                   ==============  ==============  ==============


       The accompanying notes are an integral part of these statements.

                              PRECISIONAIRE, INC.

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                        1995            1994            1993
                                                   --------------  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                        $  1,679,808    $    648,451    $    902,348
  Adjustments to reconcile net income to net cash
    provided by operating activities-
      Depreciation and amortization                    1,097,670       1,031,039         896,572
      Loss on sale of equipment and furnishings           21,479          96,859           6,745
      Deferred income taxes                              (37,124)        (42,685)        (59,664)
      (Increase) decrease in assets-
        Trade accounts and notes receivable, net        (431,094)         84,518         272,186
        Inventories                                     (453,957)       (274,388)       (532,504)
        Prepaid expenses and other current assets        177,580         (67,165)        (99,916)
        Other assets                                     (66,491)        (50,032)        (34,709)
      (Decrease) increase in liabilities-
        Accounts payable                              (1,611,881)        358,221         928,908
        Accrued expenses and other liabilities           592,986        (227,612)        418,283
                                                   --------------  --------------  --------------
                Net cash provided by
                operating activities                     968,976       1,557,206       2,698,249

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                  (985,757)     (2,023,230)     (1,641,383)
  Increase in certificate of deposit                      (3,863)        (10,473)       (108,399)
  Proceeds from sale of equipment and furnishings         24,668          24,914          35,035
                                                   --------------  --------------  --------------
                Net cash used in
                investing activities                    (964,952)     (2,008,789)     (1,714,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt             1,649,081         738,825         856,219
  Principal payments on long-term debt                  (892,295)       (693,054)     (1,127,069)
  Dividend payments                                      (11,964)           -               -
  Principal payments on related party notes                 -           (715,000)           -
  Net (payments) borrowings on line of credit           (500,000)      1,200,000        (600,000)
                                                   --------------  --------------  --------------
                Net cash provided by (used in)
                financing activities                     244,822         530,771        (870,850)
                                                   --------------  --------------  --------------

NET INCREASE IN CASH                                     248,846          79,188         112,652

CASH, beginning of year                                  219,239         140,051          27,399
                                                   --------------  --------------  --------------
CASH, end of year                                   $    468,085    $    219,239    $    140,051
                                                   ==============  ==============  ==============


       The accompanying notes are an integral part of these statements.

                              PRECISIONAIRE, INC.

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                        1995            1994            1993
                                                   --------------  --------------  --------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION:
    Cash paid for interest                          $    385,176    $    242,543    $    256,671
    Cash paid for income taxes                      $    924,800    $    556,248    $    710,972

SUPPLEMENTAL DISCLOSURES OF NONCASH
    TRANSACTIONS:
    Dividends declared included in accrued
      expenses and other liabilities                $      5,733    $       -       $       -
    Equipment acquired by assumption of
      capital lease obligation (trade-in
      value received in 1994 for
      equipment - $50,000)                          $     36,810    $    293,952    $       -





       The accompanying notes are an integral part of these statements.

                              PRECISIONAIRE, INC.



                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1995



1.    NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES:

Business

Precisionaire, Inc. (the Company) produces, distributes and sells air filters and related products from several manufacturing and distributing locations throughout the eastern United States. The Company's primary customers are heating, ventilation and air-conditioning wholesalers, retailers, supermarkets, mass merchandisers, filter sales and service companies, hardware wholesalers, and original equipment manufacturers.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

All sales are recognized when shipments are made to customers.

Inventories

Inventories are stated at the lower of cost or market. The Company is using the last-in, first-out (LIFO) method to determine the cost of its inventories. If the first-in, first-out method had been used, inventories would have been higher by approximately $56,000 and $35,000 at December 31, 1995 and 1994, respectively.

During 1994, the Company liquidated certain LIFO inventories. The effect of this liquidation on earnings was not material.

Inventories consisted of the following at December 31:

                                                        1995            1994
                                                   --------------  --------------

    Raw materials                                   $  2,077,307    $  1,702,595
    Finished goods                                     2,037,851       1,958,606
                                                   --------------  --------------
                                                    $  4,115,158    $  3,661,201
                                                   ==============  ==============


Equipment and Furnishings

Equipment and furnishings are recorded at cost. Depreciation and amortization are calculated on a straight-line basis over the estimated useful lives of the assets. Accelerated methods are used for income tax purposes.

The estimated useful lives used in computing depreciation and amortization are as follows:

                                                        Years
                                                      ---------

    Plant machinery and transportation equipment        3 - 10
    Office and computer equipment                       3 -  5
    Leasehold improvements                              5 - 10
    Equipment under capital lease                            5


2.    EQUIPMENT AND FURNISHINGS:

The Company's equipment and furnishings consisted of the following at December
31:

                                                        1995            1994
                                                   --------------  --------------

    Plant machinery and transportation equipment    $  8,388,297    $  7,186,146
    Leasehold improvements                             2,277,468       2,256,748
    Office and computer equipment                      1,770,123       1,595,683
    Construction in progress                             433,048         952,740
    Equipment under capital lease                        330,648         293,952
                                                   --------------  --------------
                                                      13,199,584      12,285,269
    Less- Accumulated depreciation and
      amortization                                    (7,662,785)     (6,627,220)
                                                   --------------  --------------
    Equipment and furnishings, net                  $  5,536,799    $  5,658,049
                                                   ==============  ==============

3.    INCOME TAXES:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 uses the liability method where deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws and tax rates.

Income tax provision consisted of the following for the years ended December
31:

                                                        1995            1994            1993
                                                   --------------  --------------  --------------

  Current:
    Federal                                         $  1,036,927    $    401,387    $    494,250
    State                                                171,000          81,000          87,150
                                                   --------------  --------------  --------------
        Total current provision                        1,207,927         482,387         581,400
                                                   --------------  --------------  --------------

  Deferred:
    Federal                                              (33,411)        (38,416)        (53,698)
    State                                                 (3,713)         (4,269)         (5,966)
                                                   --------------  --------------  --------------
        Total deferred benefit                           (37,124)        (42,685)        (59,664)
                                                   --------------  --------------  --------------

  Total tax provision                               $  1,170,803    $    439,702    $    521,736
                                                   ==============  ==============  ==============

The Company provides deferred taxes on significant temporary differences between income determined by different accounting methods for financial reporting and income tax purposes. These differences result primarily from the use of accelerated methods of depreciation for tax purposes and the timing of the deduction of various accrual and reserve accounts for tax purposes and financial reporting purposes. Significant components of the Company's deferred tax assets and liabilities at December 31, were as follows:

                                                        1995            1994
                                                   --------------  --------------

  Current deferred tax assets:
    Reserves                                        $    163,000    $    172,000
    Accruals                                             372,000         263,119
                                                   --------------  --------------
        Total current deferred tax assets                535,000         435,119

  Noncurrent deferred tax liabilities:
    Equipment and furnishings                            310,000         247,243
                                                   --------------  --------------
    Total noncurrent deferred tax liabilities            310,000         247,243

  Net deferred tax assets                           $    225,000    $    187,876
                                                   ==============  ==============

There was no valuation allowance at December 31, 1995 and 1994. The income tax provisions differ from the amount of income tax determined by applying the U.S. statutory federal income tax rate of 34 percent to pretax income due to the following:

                                                        1995            1994            1993
                                                   --------------  --------------  --------------

    Expected tax provision                          $    969,000    $    370,000    $    484,000

    Increase (decrease) in income tax
      provision resulting from:
        Nondeductible expenses                            39,000          44,000          16,000
        State income taxes, net of federal benefit       116,000          53,000          41,000
        Other                                             46,803         (27,298)        (19,264)
                                                   --------------  --------------  --------------
Total income tax provision                          $  1,170,803    $    439,702    $    521,736
                                                   ==============  ==============  ==============


4.    LONG-TERM DEBT:

Long-term debt consisted of the following at December 31:

                                                        1995            1994
                                                   --------------  --------------

(A) Borrowings under line of credit, limited
    to the lesser of $2,500,000 or a
    percentage of qualifying receivables plus
    interest at prime plus .25% (8.75% at
    December 31, 1995) through May 1998, at
    which time all unpaid principal is due,
    secured by all accounts receivable,
    inventory and equipment, guaranteed by the
    stockholders of the Company. The line
    restricts acquisition and disposition of
    assets, restricts incurrence of additional
    indebtedness and requires maintenance of
    certain financial ratios of which the
    Company was in compliance or had obtained
    waivers for noncompliance.                      $  1,200,000    $  1,700,000


                                                        1995            1994
                                                   --------------  --------------

(B) Note payable, monthly payments of $55,556
    plus interest at prime plus .75% (9.25% at
    December 31, 1995) through May 1998, at
    which time all unpaid principal is due,
    secured by all equipment, accounts
    receivable, inventory,
    cross-collateralized with the line of
    credit and guaranteed by the stockholders
    of the Company.                                    1,591,565            -

(C) Note payable, monthly payments of $4,000
    plus interest at prime (8.5% at December
    31, 1995) through November 1996, at which
    time all unpaid principal is due, secured
    by the cash surrender value of life
    insurance (see Note 5).                              331,953         379,953

(D) Note payable, monthly payments of $10,278
    plus interest at prime plus .75% (9.25% at
    December 31, 1995) through November 1997,
    at which time all unpaid principal is due,
    secured by inventory and accounts
    receivable, cross- collateralized with the
    line of credit, guaranteed by the
    stockholders of the Company.                         236,389         367,244

(E) Note payable, monthly payments of $6,084
    plus interest at prime plus .625% (9.125%
    at December 31, 1995) through November
    1996, at which time all unpaid principal
    is due, secured by computer equipment.                66,892         139,900

(F) Notes payable, monthly payments totaling
    $10,704 plus interest at prime plus 1.25%
    (9.75% at December 31, 1995) through May
    1995, at which time all unpaid principal
    was consolidated into (A), above.                       -            200,600

(G) Note payable, monthly payments of $5,268
    plus interest at prime plus 1.25% (9.75%
    at December 31, 1995) through May 1995, at
    which time all unpaid principal was
    consolidated into (A), above.                           -            142,230



                                                        1995            1994
                                                   --------------  --------------

(H) Note payable, monthly payments of $2,834
    and $2,094 plus interest at prime plus 1%
    (9.5% at December 31, 1995) through May
    1995, at which time all unpaid principal
    was consolidated into (A), above.                        -           146,787

(I)   Note payable, monthly payments of $413
    plus interest at prime plus 1% (9.5% at
    December 31, 1995) through December 1995,
    at which time the principal was paid,
    secured by copy machines.                                -             6,192

(J) Capital lease obligation, monthly
    payments of $1,122, including imputed
    interest at 5.9%, through April 1998.                 27,865            -

(K) Capital lease obligation, monthly
    payments of $7,473, including imputed
    interest at 6.5%, through September 1997.            146,193         224,355
                                                   --------------  --------------
                                                       3,600,857       3,307,261
    Less- Current maturities                          (1,283,593)     (2,277,461)
                                                   --------------  --------------
                                                    $  2,317,264    $  1,029,800
                                                   ==============  ==============


Principal payments due on long-term debt are as follows:

                                                       Amount
                                                   --------------

    1997                                            $    855,555
    1998                                               1,461,709
                                                   --------------
                                                    $  2,317,264
                                                   ==============


5.    COMMITMENTS AND CONTINGENCIES:

Operating Leases

The Company leases certain buildings and equipment under noncancellable operating leases and leases substantially all of its real property located in Florida, Pennsylvania and Texas from key officers or stockholders. Total rent payments for these related party leases totaled approximately $894,000, $888,000 and $839,000 for the years ended December 31, 1995, 1994, and 1993, respectively. The Company and stockholders have guaranteed the lease payments under terms of the related party leases. These related party leases, which have expiration dates ranging from February 1995 to January 2005, are, in the opinion of the Company, at terms not less favorable than could have been obtained if the properties were leased from unrelated parties.

The future minimum payments under these noncancellable operating leases are as follows:


      Year Ending                                     Related          Other
      December 31,                                    Parties         Parties
      ------------                                 --------------  --------------

         1996                                       $    964,987    $    251,597
         1997                                            887,576         129,597
         1998                                            720,444          34,521
         1999                                            644,934           8,000
         2000                                            633,684            -
       Thereafter                                      2,645,220            -
                                                   --------------  --------------
                                                    $  6,496,845    $    423,715
                                                   ==============  ==============

Total rent expense for all operating leases was approximately $1,210,000, $1,132,000 and $1,019,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Guaranty

The Company leases land and facilities in Florida from a related party. The related party financed the purchase of the land and facilities with proceeds from the sale of an industrial development revenue bond (the Bond). The
Company and the stockholders have unconditionally guaranteed the repayment of the Bond. Additionally, the Company has agreed to lease the land and facilities through January 2005.

Letter of Credit

The Company had available $575,000 in a letter of credit to guarantee payment of insurance claims. The letter of credit is partially collateralized by the certificate of deposit and cross-collateralized with the line of credit. As of December 31, 1995, no amount was outstanding under the letter of credit.

Employee Health Insurance Conversion

During 1995, the Company's health insurance carrier converted from a mutual insurance company to a stock insurance company. In connection with this change, the Company received approximately 17,000 shares of stock in the new stock insurance company. Management intends to convert the stock to the benefit of the employees.





Stock Repurchase Agreement

The Company has a stock restriction and repurchase agreement with the holders of voting and nonvoting common stock which provides that the Company has a right of first refusal if a stockholder desires to sell shares and requires the Company to purchase the stock of a stockholder who dies, is totally disabled or ceases to be an employee of the Company, as long as the Company is legally able to do so. The purchase price shall be paid in cash, insurance proceeds or by a promissory note. The purchase price is to be equal to one and one-half times the book value per share.

The Company owns and is the beneficiary of term and whole life insurance policies on the lives of certain key officers. As of December 31, 1995, the total face value of these policies was approximately $8,100,000, and the cash surrender value (included in other assets) was approximately $828,000. Of these policies, approximately $1,600,000 of the term policies is unconditionally assigned to the bank. The cash surrender value of the whole life policy is collateral for the $331,953 note payable (see Note 4). Benefit proceeds from the life insurance are to be distributed to the banks as assigned and then used to redeem the Company stock in accordance with the stock repurchase agreement as approved by the Board of Directors.

6.    EMPLOYEE BENEFIT PLANS:

Profit Sharing Plan

The Company maintains a contributory profit sharing plan covering all eligible employees. The Company's contribution to the plan is discretionary and is determined by the Board of Directors each year. The Company accrued $100,000 at December 31, 1995, to be contributed to the plan during 1996, and the Company elected not to contribute to the plan for 1994. The Company contributed $100,000 to the plan in 1993.

401(k) Savings Plan

In July 1995, the Company started a 401(k) savings plan covering substantially all employees. Employer contributions totaled approximately $33,000 for the year ended December 31, 1995, and are included in selling, general and administrative expenses in the accompanying statements of income. The employee contribution included a maximum of 12 percent of plan compensation per employee. The 401(k) employer matching contribution was 25 percent for the first 4 percent of the employee's contribution up to $9,240 per employee per year. Employees are eligible to participate in the plan on the January 1 or July 1 after the first year of employment, completion of at least 1,000 hours of service and attaining 21 years of age.




Item 6.     Exhibits and Reports on Form 8-K



    (a)     Exhibit No.                   Description
            -----------                   -----------

               4.1                  Form of Series A Convertible
                                    Subordinated Debentures

               4.2                  Form of Warrants

               4.3                  Form of 10% Convertible Notes

               10.1                 Stock Purchase Agreement between
                                    Flanders Corporation and the Shareholders of Precisionaire, Inc. filed with the Form
                                    8-K dated September 23, 1996, incorporated by reference

               10.2                 Purchase and Sale Agreement between POT
                                    Realty  and Precisionaire, Inc.

               10.3                 Assumption Agreement with Release of
                                    Liability between POT Realty and
                                    Precisionaire, Inc. for original principal amount of $2,069,653

               10.4                 Assumption Agreement with Release of
                                    Liability between POT Realty and
                                    Precisionaire, Inc. for original principal amount of $133,025.

               10.5                 Guaranty Agreement between Flanders
                                    Corporation and American National Bank of
                                    Texas.

               10.6                 Subscription Agreement between Flanders
                                    Corporation and the President and Fellows of Harvard College

               10.7                 Escrow Agreement between Flanders
                                    Corporation, President and Fellows of
                                    Harvard College and State Street Bank &
                                    Trust

               10.8                 Subscription Agreement between Flanders
                                    Corporation and General Electric Pension
                                    Trust

               10.9                 Escrow Agreement between Flanders
                                    Corporation, General Electric Pension Trust and State Street Bank & Trust

               23                   Consent of Arthur Andersen, LLP

               27                   Financial Data Schedule





               99                   Form of Subscription Agreement


     (b)    Reports on Form 8-K

            The Company filed a Form 8-K dated September 23, 1996 regarding the Company's acquisition of all of the issued and outstanding capital stock of Precisionaire and the Company's entry into a loan agreement with NationsBank. See "Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Part II, Item 5 - Other Information."

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 19th day of November, 1996.


                                FLANDERS CORPORATION



                                By:  /s/ Steven K. Clark
                                     -------------------

                                     Steven K. Clark
                                     Vice President Finance/Chief Financial
                                     Officer and Director