Form 10-K
period 1996-12-31
FLANDERS CORP
filed 1997-03-25
CIK 799526

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-K

                                 (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
        For the fiscal year ended December 31, 1996

or
        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
        For the Transition Period from __________ to __________

                       Commission File Number 0-27958

                            FLANDERS CORPORATION
           (Exact name of registrant as specified in its charter)

                          ELITE ACQUISITIONS, INC.
                       (Previous name of registrant)

              North Carolina                                   13-3368271
(State or other jurisdiction of                        (IRS Employer ID Number)
 incorporation or organization)

531 Flanders Filters Road, Washington, NC                        27889
(Address of principal executive offices)                      (Zip Code)



    Registrant's telephone number, including area code:  (919) 946-8081

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

        Title of each class                Name of exchange on which registered
Common Stock, $.001 per share par value                     Nasdaq

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(b) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES  [X]    NO    [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 19, 1997, the number of shares outstanding of the registrant's common stock was 17,791,548 shares.

As of March 19, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant was $111,020,828

                            FLANDERS CORPORATION
                                 FORM 10-K
                    FOR THE YEAR ENDED DECEMBER 31, 1996

PART I

    Item 1.    Business......................................................3

    Item 2.    Properties...................................................10

    Item 3.    Legal Proceedings............................................11

    Item 4.    Submission of Matters to a Vote of Security Holders..........11

PART II

    Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters..........................................12

    Item 6.    Selected Financial Data......................................13

    Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................14

    Item 8.    Financial Statements and Supplementary Data..................20

    Item 9.    Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..........................20

PART III

    Item 10.   Directors and Executive Officers.............................21

    Item 11.   Executive Compensation.......................................22

    Item 12.   Security Ownership of Certain Beneficial Owners
               and Management...............................................26

    Item 13.   Certain Relationships and Related Transactions...............27

    Item 14.   Exhibits, Financial Statement Schedules and Reports
               on Form 8-K..................................................28

    Signatures..............................................................30

FINANCIAL STATEMENTS......................................................F- 1
    Independent Auditor's Report..........................................F- 2
    Consolidated Balance Sheets...........................................F- 3
    Consolidated Statements of Operations.................................F- 4
    Consolidated Statements of Stockholders' Equity.......................F- 5
    Consolidated Statements of Cash Flows.................................F- 6
    Notes to Consolidated Financial Statements............................F- 8
    Financial Statement Schedules.........................................F-22

                                   PART I

Item 1.    Business

OVERVIEW

Flanders Corporation (the "Company") designs, manufactures and markets a broad range of air filtration products ranging from high performance laminar flow High Efficiency Particulate Air ("HEPA") filters and charcoal filters for semiconductor plants, to residential furnace filters. The Company's air filtration products are utilized by many industries, including those associated with commercial and residential air conditioning and heating systems, semiconductor manufacturing, ultra-pure materials, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. The Company has historically specialized in HEPA and medium efficiency filters and equipment. In December 1995, the Company implemented a strategy of growth by acquisition, and in 1996, the Company expanded its product line through the purchase of three other companies: Charcoal Service Corporation ("CSC"), which specializes in charcoal filtration systems for the removal of gaseous contaminants, Air Seal Filter Housings, Inc. ("AirSeal"), which specializes in filter housings and customized industrial HVAC equipment and Precisionaire, Inc. ("Precisionaire"), which specializes in the manufacture and sale of filter products ranging from mid-range ASHRAE grade filters through residential furnace filters. The acquisitions of AirSeal, CSC and Precisionaire are sometimes collectively referred to herein as the "Acquisitions." See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

GENERAL DEVELOPMENT OF BUSINESS

Elite, the predecessor of the Company, was incorporated on July 2, 1986 in the State of Nevada. Flanders Filters, Inc. ("FFI") was started in 1950 by A.R. Allan, Jr. in Riverhead, New York, and moved its entire plant and office from New York to Washington, North Carolina in 1968. In December 1995 Elite acquired FFI in a stock-for-stock exchange, and FFI became a subsidiary of Elite. Prior to the acquisition of FFI, Elite was a "public shell" company with no significant operations or assets. The acquisition of FFI was accounted for as a reverse acquisition, meaning that for purposes of financial statement disclosure, the historical results of FFI become the historical results of Elite. In January of 1996, Elite formed a new subsidiary, Flanders Corporation, under the laws of North Carolina, and entered into a merger agreement therewith. As a result of this reincorporation merger, Elite merged into its wholly owned subsidiary, changed its name to Flanders Corporation, and changed its domicile to North Carolina.

Flanders Airpure Products Company, LLC ("Airpure"), was organized on February 24, 1994, and is a sixty-three percent (63%) owned subsidiary of Flanders Filters, Inc. Airpure manufactures and markets industrial and commercial bags, pleats and industrial grade HEPA filters. In March 1996, the Company formed a wholly owned subsidiary, Airpure Products West, Inc. ("Airpure West") to manufacture Airpure's products for the Western United States. In June 1996, the Company formed a wholly owned subsidiary in Singapore, Flanders International Pte, Ltd. ("FIL"), to market and eventually manufacture the Company's products in the Far East.

In May 1996, pursuant to a stock purchase agreement, the Company acquired all of the outstanding stock of CSC, a charcoal filter manufacturer based in North Carolina specializing in activated charcoal filters and containment environments, as well as the land and buildings where CSC's manufacturing plant and offices are located. The acquisition was effective as of March 1, 1996. The total cost of acquisition, net of cash acquired, was approximately $4,497,000 and up to 100,000 shares of the Company's common stock if certain performance criteria are met. The acquisition by the Company of CSC has been accounted for by the Company as a purchase.

In June 1996, pursuant to a stock purchase agreement, the Company acquired all of the outstanding stock of AirSeal, a mid-range custom filter housing manufacturer based in Stafford, Texas, as well as the land and building where AirSeal's plant and offices are located. The total cost of acquisition, net of cash acquired, was approximately $2,270,000 and up to 150,000 shares of the Company's common stock if certain performance criteria are met. The Company accounted for this acquisition as a purchase.

In September 1996, the Company acquired all of the outstanding stock of Precisionaire pursuant to a stock purchase agreement dated July 1, 1996. The total cost of acquisition, net of cash acquired, was approximately $25,205,000, subject to a post-closing purchase price adjustment, and up to 786,885 shares of Company Common Stock, if certain performance criteria are met. Precisionaire manufactures and sells filter products for use in conventional, commercial and residential HVAC systems. The acquisition of Precisionaire by the Company has been accounted for as a purchase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

INDUSTRY BACKGROUND

Frost & Sullivan, a leading industry analyst, estimates that the total domestic industrial air filtration market was approximately $1.15 billion in 1995 and $1.2 billion in 1996. Management believes the domestic market for retail and wholesale off-the-shelf air filters and related products was over $500 million in 1996. The forces driving the air filtration market have evolved over the past decade from concerns related to the preservation of machinery and equipment to present day requirements for air quality and production efficiency. Because of these requirements, air filtration products are essential to many industries, including those associated with semiconductor manufacturing, commercial and residential heating, ventilation and air conditioning ("HVAC") systems, ultra-pure materials manufacturing, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. Increasingly, companies are devoting resources to air filtration products to enhance efficiency and productivity.

Management believes the world market for its products currently is more than five times the total domestic market, and that as public awareness of the benefits of living and working in clean environments become more generally known and mandated by governments, this market will increase dramatically. The world air filtration market is extremely fragmented, with over 100 companies ranging in size from large companies like AAF International, with over $200 million in revenues per year, to privately held niche manufacturing firms on which no revenue data is available.

The Company's air filtration products are used in many different applications, including the following:

    Industrial. Air filtration products are used in standard industrial settings to provide cleaner work environments; for example, air filtration systems are used by auto makers to remove "oil mist" contaminants from the air in their plants, and industrial paint booth users utilize air filtration to remove paint particulates from the air.

    Semiconductor Manufacturing. The Company believes air filtration products are necessary to meet the increasingly stringent manufacturing environment requirements of semiconductor manufacturers. Laminar flow grade final filters are an essential component of a semiconductor manufacturers' cleanrooms. The Company believes the laminar flow filters for a typical state-of-the-art semiconductor production line with 75,000 square feet of ultra-clean manufacturing area would be worth approximately $2.0 million.

    Pharmaceutical and Biotechnology. Most pharmaceuticals are not manufactured in cleanrooms, but recent regulation changes for the industry which increase the standards for purity and production quality of pharmaceuticals have led to increased demand for pharmaceutical cleanrooms.

    Nuclear Power and Materials Processing. Filtration systems are necessary to radioactive containment procedures for all nuclear facilities.

    Commercial and Residential HVAC Systems. Replacement filters are an essential requirement for the efficient operation of commercial and residential HVAC systems.

RECENT TRENDS

Recent trends in industry, as well as changes in laws and governmental regulations, all lead to the increasing awareness of the benefits of the use of air filtration products. Some of these trends and changes are:

    Indoor Air Quality (IAQ) and Health. The Company believes there is an increase in public concern regarding the effects of indoor air quality ("IAQ") on employee productivity, as well as an increase in interest in standards for detecting and solving IAQ problems. For example, the American Society of Heating, Refrigerating and Air Conditioning Engineers, Inc. ("ASHRAE") recently submitted for comment ASHRAE Standard 62-1989 which deals with ventilation for acceptable indoor air quality.

    Hazardous Working Environments. Several studies recognize that air quality in working facilities has an impact upon human health. OSHA regulations, in particular, have made IAQ a consideration in a wide variety of industries, ranging from those industries using spray-paint booths to those using automobile assembly lines.

    Sick Building Syndrome. Sick Building Syndrome ("SBS"), which is characterized by lethargy, frequent headaches, eye irritation and fatigue, has recently been shown to be a valid concern, and is a major design consideration in new and renovated commercial and industrial buildings. The identification of "sick" buildings, and the solutions to SBS, involve complex issues which need to be examined on a case-by-case basis by qualified engineers; solutions typically include improving the HVAC and filtration systems of the "sick" buildings.

    Hazardous Emission Regulation and Liability. Electrical utilities became subject to emissions regulations under Title I of the Clean Air Act Amendments of 1990. In addition, OSHA's Hazardous Communication Standard, the Toxic Release Inventory and community "right to know" regulations regarding liability for claims made by employees or neighboring communities have made many industries, in particular the chemical and semiconductor industries, more aware of clean air regulations. As a result, these industries have taken voluntary steps, including the utilization of air filtration systems, to reduce emissions of potentially hazardous substances.

STRATEGIES

The Company's growth strategy is to: (i) increase the Company's market share;
(ii) introduce new products; and (iii) increase operating efficiencies. The Company intends to pursue these strategies as set forth below.

    Increase Market Share

    Strategic Acquisitions. The Company will continue to increase its market share through strategic acquisitions of synergistic businesses. The Company seeks to identify potential acquisition targets with (i) dominant positions in local or regional markets, (ii) excess or underutilized capacity, (iii) an ability to add new product lines to the Company's business, and (iv) significant asset value to enable the Company to obtain debt financing or non-dilutive equity financing for the acquisition. The Company is continuously evaluating acquisition opportunities in light of the above criteria. Once a potential target is identified, the Company commences an in-depth due diligence evaluation of the target's operations, markets, profitability and examines all potential liabilities including environmental liabilities and any contingent liabilities. At the present time, the Company has no specific agreements with respect to future acquisitions, but is continually investigating potential acquisition prospects.

    Sell Broad Range of Products to Existing Customers. Currently, the Company sells its products through a direct sales force and manufacturers' representatives. Historically, the manufacturer's representatives have only sold certain of the Company's products. With the Company's recent expansion of product lines through acquisition, those representatives can now offer the Company's full range of air filtration products, instead of selling a mix of air filters from a range of manufacturers.

    Establish Foreign Presence. The Company intends to manufacture and continue to market its products in foreign markets. In April 1996, the Company established a sales office, through a wholly owned subsidiary, in Singapore. The Company intends to begin manufacturing ASHRAE-grade filters in the region by the end of 1997, and has already begun sales of the Company's products which are shipped from its domestic manufacturing sites.

    Expand Domestic Rep Network. The Company plans to expand its network of domestic manufacturers' representatives by taking advantage of its established contacts with specialty contractors and manufacturers' representatives throughout the mid-West, Southwest and Eastern regions of the United States. Using its contacts for high end products and its new facilities in the Western U.S., the Company intends to expand into West Coast markets for mid-range and low-end products.

    Establish Facilities Throughout U.S. The Company plans to establish a facility in the Mid-West, which will manufacture mid-range and standard-grade filters and equipment (see "Products"). The Company also plans to relocate its Airpure West facility in California to Las Vegas, Nevada.

    Continued Emphasis on Quality and Performance. The Company's continued emphasis on product quality has allowed it to grow in several high-technology industries in recent years. See "Business--Products" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

    Expand Market with New Products.

    The Company intends to develop products for new markets by applying existing technology developed for high-technology niche markets to new applications. For each new application, the Company will first develop a line of products to meet the needs of the specific application, and through trade shows, technical publications, mass marketing, distributor education and other appropriate methods, will create demand for the application in the new target market.

    Increase Operating Efficiency

    Eliminate Redundancy. The Company is planning to increase the focus of its individual subsidiaries and manufacturing facilities, so that each subsidiary only produces a single category of product. The Company expects to reduce costs by eliminating redundant part and lot tracking between its FFI and CSC facilities. These containment environments will now be produced exclusively at CSC's site in Bath, North Carolina.

    Centralize Overhead Functions. The Company has begun to implement plans to centralize and eliminate duplication of efforts between the subsidiaries in the following areas: purchasing, marketing, accounting, personnel management, risk management and policies and other benefit plan administration, production planning and shipping coordination.

    Cross-Apply Technology and Expertise. The Company plans to evaluate the manufacturing technologies used by its various subsidiaries and to cross-apply such technologies to create greater efficiencies in each manufacturing line. The Company has already identified cost saving procedures used by FFI which, when implemented, will enhance the efficiency at Precisionaire.

The Company's ability to achieve these objectives is subject to various risks and uncertainties as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Outlook."

MARKETING

The Company sells its products through manufacturer's representatives, distributors and a direct sales force. Sales to the semiconductor, biotechnology and general industrial markets are typically made through manufacturer's representatives. The direct sales force sells primarily to wholesale distributors, large retail chains, original equipment manufacturers, end users and government organizations.

Each of the Company's subsidiaries has historically used manufacturers' representatives for their respective product lines. Each representative typically represents a group of end users with similar filtration needs, in a relatively small geographical region. For example, FFI typically has at least one "exclusive" representative with respect to its HEPA products in each major urban center in the U.S., whose customers are the high-technology firms who use FFI's products, or the specialty HVAC contractors who serve these end users. These representatives have historically also sold mid-range ASHRAE filters, standard-grade filters and related products and housings from other manufacturers to fill out their product offerings. Now that the Company offers all of these products, management believes that many of these distributors will elect to offer the Company's line of products exclusively, and discontinue offering other competitors' products; however, the Company currently has no such exclusive agreements.

The Company is currently focused on expanding its business with each of these representatives to include all of the Company's products. The Company believes it will be successful in implementing this strategy with the majority of its current representatives for the following reasons:

    Product Quality. The Company manufacturers high performance air filtration products. It currently offers filters of 99.999997% efficiency on particles
    0.1 microns or larger, which the Company believes is the highest efficiency rating available anywhere. Flanders has provided 8 pharmaceutical isolators which are currently in use for production of cytotoxic and mutagenic drugs.

    Name Recognition. The Company believes that each of its product lines has high name recognition in its target markets. The Company's representatives have indicated that they believe their sales will be increased with additional products associated with the Company.

    Single Source Supplier. The Company provides a broad spectrum of air filtration products. The ability to work with a single source for filters will enable representatives to operate more efficiently, only needing to be trained on one filtration system, maintain contacts with a single organization and order from a central source.

    Product Promotion and Innovation. The Company plans to introduce the public to new applications it is developing for filtration products. Representatives will be able to take advantage of the additional name recognition and public knowledge associated with the marketing of the new products, and see this as a competitive advantage to selling the Company's products.

The Company is also seeking to consolidate its share of its direct customers' business in the same fashion. For example, CSC has historically sold high-end radiation containment filtration systems for radioactive containment and exhaust purposes to U.S. Department of Energy nuclear facilities. These facilities also use standard and industrial-grade filters for air intake systems and control areas. The Company believes each of its subsidiaries will be able to sell its direct customers additional products from the other subsidiaries, for many of the same reasons given above: perception of product quality, name recognition, and public knowledge of product innovations and technical superiority.

PRODUCTS

The Company's principal products are high-end, mid-range and standard-grade air filtration products and related equipment and hardware. These principal products are divided into product lines and each product line is marketed separately through a combination of direct sales and a network of regional distributors and specialized technical representatives and contractors

    "High-End" Products.

    The Company manufactures and sells "high-end" air filtration products for use in applications requiring High Efficiency Particulate Air ("HEPA") filters, or absolute control of other contaminants or toxic gases, typically with at least 99.97% efficiency. Set forth below is a description of some of the Company's high-end products.

    HEPA Filters. The Company manufactures a full line of commercial-grade and specialty HEPA filters, in a variety of styles, including bag filters, fluid seal filters and clamp-down ceiling filters. These filters are used to remove extremely small particles from air and other gases for a variety of applications ranging from removing radioactive particles in the event of a nuclear containment breach to removing oil mist from the air of automobile plants to meet OSHA requirements, to removing cigarette smoke from the air of smoking areas at airport terminals before it is mixed with the general airport air.

    Laminar Flow Grade Filters. The Company manufactures an extensive line of high- performance air filters designed to meet the additional requirements of cleanrooms. Efficiencies for various laminar flow filter types range from 99.99% to 99.999997% for particle removal. The performance of these product lines forms the basis for the Company's reputation among high-end users. The Company produces its own fiber-glass based filter media so that it can maintain quality control over the production of the media. Besides allowing more immediate and effective product quality control, the Company has developed unique processes which enable them to manufacture "completely separatorless" filters, while competing filters use aluminum, tape, glue or strings to separate adjacent pleats of the media which obstruct air flow and contribute to off- gassing and particle generation. Laminar flow grade filters are essential for the production of semiconductors, pharmaceuticals and many other high-technology products.

    HEGA Products. High-Efficiency Gas Adsorbers ("HEGAs") collect gaseous contaminants through "adsorption," or collecting contaminants in a condensed form on a surface. HEGA filters are used to control or eliminate gaseous contaminants, odors, bacteria and, toxic chemicals. HEGA products typically contain one of several forms of activated charcoal, selected to match the types of contaminant which need to be filtered for the particular application. HEGA filters, in combination with ASHRAE-grade and HEPA filters, are critical to many applications, including the production and disposal of chemical and biological warfare agents, the removal of radioactive gases from the exhaust of nuclear facilities and the removal of volatile organic compounds generated by many industries including hospital operating rooms.

    Containment Environments. The Company manufactures isolated containment environments for a variety of applications which combine HEPA and HEGA filtration with specialized housings and self-contained fan-filter units. These systems are customized to meet the requirements of the end user, and have been used in applications including isolating contagion in critical care wards. These containment environments are potentially adaptable, especially in combination with gas-phase filtration technologies, to many other industries, including the pharmaceutical and semiconductors industries.

    "Mid-Range" Filtration Products.

    The Company also manufactures and sells products intended for "mid-range" applications. These filters are also known as ASHRAE filters, because they fall under specifications and are categorized by efficiency ratings established by the American Society of Heating, Refrigeration and Air-conditioning Engineers. These applications are generally characterized by requiring filtration of at least 20% efficiency.

    The Company's mid-range industrial grade products include Pureform(R) Separatorless Filters, Separator-Type filters with corrugated aluminum separators, high-temperature HEPA filters, and 95% DOP high-efficiency filters, in a variety of styles, including nipple-connected, square gasketed with gel-seal and round with or without faceguards. Other major ASHRAE-rated products include Precision Pak(TM) extended surface area "bag" type filters, Rigi-Pleat(TM) deep-pleated filters, Multi-Fold(TM) Collapsible medium and high-efficiency air filter cartridges, and Multi-Cap and Multi-Flo collapsible air filter cartridges for replacement of competitors' filters.

    "Standard-Grade" Products.

    The Company manufactures and sells standard-grade products for use in conventional commercial and residential HVAC systems. These products are typically sold off-the-shelf to HVAC distributors, retail outlets, industrial wholesalers and specialty contractors. These filters are characterized by their low cost, and typically have efficiency ratings below 30%, with average arrestance ranging from 50% to 95%. The Company's product lines in this category include a full range of filters and media for standard residential and commercial furnace and air conditioning applications.

    The Company's standard-grade filters are sold under more than 20 different brand names, including Precisionaire Industrial Grade, Tri-Bond, E-Z Flow, Dustgard, Kwik Kut, Smilie, Permaire, Kwik Kleen, Pre-Foam Kleen, Kwik Kleen Synthetic, Pre-Pleat and Micro- Particle Pleated Home Air Filters.

    Other Products and Services.

    In addition to filters, the Company also sells related products, including filter housings, lay-in grid cleanroom ceilings, fans and blowers, isolation dampers, adhesives, caulk, filter media, and sealants. The Company also has a limited number of service clients, where the Company will replace or recharge media and perform related maintenance services.

MANUFACTURING

The Company designs and manufactures air filters, housings, containment environments and related equipment. Its products are manufactured at seven facilities in the U.S., which range in size from 40,000 square feet to over 200,000 square feet. CSC, located in Bath, North Carolina, manufactures high-end containment environments, housings, custom filter assemblies and other custom filtration products and systems which require extensive custom design, production and lot tracking, such as enclosures for the production and containment of potentially dangerous biologically engineered microorganisms. Precisionaire has three separate manufacturing facilities, in Bartow, Florida, Terrell, Texas and Auburn, Pennsylvania, which produce medium efficiency and standard-grade filters in standard sizes, which are shipped in bulk to retailers, distributors and other customers. FFI's facility in Washington, North Carolina, produces high-end HEPA products. Management believes that FFI's ability to manufacture its own filter media provides it with a significant competitive advantage, allowing more direct control over quality and composition than is generally available with outside suppliers. The Company's Selma, North Carolina and Santa Rosa, California, facilities manufacture ASHRAE grade filters.

The Company's manufacturing operations are subject to periodic inspection by regulatory authorities. Because of the nature of some of the Company's products, these agencies include, in some cases, the Department of Energy, the Food and Drug Administration and other agencies responsible for overseeing sensitive technologies. One of the considerations in deciding which types of products each facility will manufacture is the segregation of highly-regulated products to a minimal number of facilities, to reduce the overhead associated with regulatory monitoring and compliance.

Each of the Company's manufacturing facilities utilize testing and design strategies appropriate to the products manufactured. These range from standard statistical process quality controls for standard-grade residential replacement filters to individual testing and certification with patented proprietary particle scanning technologies for each laminar-grade HEPA filter. The Company believes that its ability to comprehensively test and certify its filters provides it with a competitive advantage.

SOURCE AND AVAILABILITY OF RAW MATERIALS

The Company's principal raw materials are cardboard, fiberglass fibers, extruded glass, sheet metal, extruded aluminum and wood. These raw materials are readily available in sufficient quantities from many suppliers.

COMPETITION

The air-filtration market is fragmented and highly competitive. There are many companies which compete in the Company's market areas. The Company believes that the principal competitive factors in the air-filtration business include, product performance, price, product knowledge, reputation, customized design, timely delivery and product maintenance. The Company believes it competes favorably in all of these categories. The Company's competitors include successful companies with resources, capital requirements, financial strength, and market share which may be greater than the Company's. Major competitors include AAF International, Farr Company, HEPA Corporation, Purolator Products Air Filtration Company, Donaldson Corporation, and Clark Corporation.

PATENTS, TRADEMARKS AND LICENSES

The Company currently holds eight patents relating to filtration technology, including patents relating to HEPA filters and fabrication methods, filter leak testing methods, and laminar flow cleanrooms. The Company has a patent pending on its isolation workstation technology.

The Company has applied for federal trademark protection for the following marks: Precisionaire(R), E-Z flow(R), Smilie(R), Airvelope(TM), Channel-Ceil(R), Channel-Hood(TM), Pureform(TM), Econocell(TM) and Pureseal(R). Although management believes that the patents and trademarks associated with the Company's various product lines and subsidiaries are valuable to the Company, it does not consider any of them to be essential to its business.

The Company currently licenses some of its manufacturing products to specialty HVAC and ASHRAE filter manufacturers who produce products under their own name and with their own identifying labels.

CUSTOMERS

The Company is not dependent upon any single customer, and no single customer accounted for revenues equal to or greater than ten percent of the total revenues of the Company. The Company's significant customers include Abbot Pharmaceuticals, E.I. Dupont, Home Depot, Inc., Lucent Technologies, Inc., Merck & Co., Inc., Upjohn Co., Walmart Stores, Inc., Westinghouse Electric Corp., and several large semiconductor and computer chip manufacturers.

BACKLOG

The Company had approximately $13,872,000 in firm backlog, on a pro forma basis at December 31, 1996, compared to $16,537,000 at December 31, 1995, and $14,564,000 at December 30, 1994 (figures for December 31, 1995 and December 30, 1994 include backlog from the Acquisitions at those dates). Firm backlog includes orders received and not begun and the unfinished and unbilled portion of contracts in progress. Orders are typically not cancelable without penalty, except for certain stable filter supply contracts to nuclear facilities operated by the United States government. Backlog varies from week to week, based on the timing and mix of orders received. All backlog at December 31, 1996 is expected to be shipped by the end of the second quarter of 1997.

EMPLOYEES

The Company employed 1,361 full-time employees on December 31, 1996: 1,163 in manufacturing, 27 in development and technical staff, 33 in sales and marketing, and the remaining 138 in support staff and administration. The Company's employees are not represented by a labor union. The Company believes that its relationship with its employees is satisfactory. Manufacturer's representatives are not employees of the Company.

RESEARCH AND DEVELOPMENT

The Company's research and development is focused in the following areas:

    Automated equipment design, to increase the efficiency and profitability of production lines used for mass production of off-the-shelf filters;

    Alternative filtration media types, including evaluation of new synthetic media products which might either increase efficiency or decrease media costs;

    Improved media production techniques, particularly at FFI's plant in Washington, NC, where the Company produces its Dimple-Pleat media and other media for high-end HEPA products; during the past ten years, the Company has increased the efficiency of its most efficient filter lines through advances in media formulation and production techniques from 99.97% to 99.9999997%.

    Application development, where new methods and products are developed from existing technologies. See "Business Strategies--Expand Market with New Products."

Research and development costs for fiscal years 1996, 1995 and 1994 were approximately $460,000, $120,000 and $158,000, respectively. Research and development costs were expensed and included in general and administration expenses during the period incurred.

GOVERNMENT REGULATION

The Company's operations are subject to certain federal, state and local requirements relating to environmental, waste management, health and safety regulations. The Company believes its business is operated in compliance with all applicable government, environmental, waste management, health and safety regulations and that its products meet standards from applicable government agencies, however reference is made to "Item 3 - Legal Proceedings". There can be no assurance that future regulations will not require the Company to modify its products to meet revised particulate or other requirements.

Item 2.    Properties

The following table lists the principal facilities owned or leased by the Company.


                                                        Approximate Floor      Monthly     Lease/Type
Principal Facility                     Location          Space (sq. ft.)       Expense

Headquarters and                Washington, North            220,000             N/A        N/A  owned<F1>
manufacturing facility          Carolina

Manufacturing, service          Bath, North Carolina          44,282             N/A        N/A  owned
and office facility

Plant and office                Selma, North Carolina         55,000           $10,838      Monthly lease
facility<F2>

Manufacturing plant<F3>,<F4>    Bartow, Florida              175,000           $36,495      10 year, expires in 2006

Manufacturing plant             Lakeland, Florida             30,000            $5,963      Monthly lease

Manufacturing plant             Terrell Texas                146,256             N/A        N/A  owned5

Manufacturing plant<F3>,<F4>    Auburn, Pennsylvania          91,000           $17,104      1 year, expires in 1997

Office space                    St. Petersburg, Florida       12,000            $7,651      1 year, expires in 1997

Office space                    Terrell, Texas                13,200             N/A        N/A  owned

R&D; cafeteria<F3>              St. Petersburg, Florida        6,000            $1,464      5 year, expires in 2001

Warehouse                       South Holland, Illinois       33,226            $8,307      4 year, expires in 1998

Manufacturing plant             Sonoma, California            40,000            $6,675      1 year, expires April 30, 1997

Manufacturing plant             Stafford, Texas                8,000            $1,600      Monthly lease

Office space                    Stafford, Texas               18,000             N/A        N/A  owned

____________________

<F1>
    The Washington, North Carolina facility is encumbered by a mortgage from a mortgage company. Outstanding balance on the debt was approximately $865,000 at December 31, 1996. See "Notes to Consolidated Financial Statements - Note 8."




<F2>

    The Selma facility is leased from a related party pursuant to a month-to-month lease. See "Certain Relationships and Related Transactions."

<F3>
    Upon satisfaction of certain conditions, the landlord at this location has the right to cause the Company to purchase such property and the Company has the right to purchase this property for five (5) years thereafter.

<F4>
    These facilities are leased from a related party pursuant to leases. See "Certain Relationships and Related Transactions."

<F5>
    The Terrell, Texas facility is encumbered by a mortgage from a mortgage company. Outstanding balance on the debt was approximately $2,154,000 at December 31, 1996. See "Notes to Consolidated Financial Statements - Note 8."

Item 3.    Legal Proceedings

The Company is currently being monitored by the United States Environmental Protection Agency ("EPA") for possible environmental contamination at one of its main facilities. The Company has entered into an agreement with the EPA to conduct monthly monitoring of groundwater. The Company estimates the monitoring will last from 3-5 years, and believes the total cost will not exceed $45,000. The Company has received a limited indemnification from Thomas Allan, Robert Amerson and Steven Clark (directors, officers and shareholders of the Company) of approximately $975,000 with respect to the claims by the EPA; however, there can be no assurance that the amount of this indemnification will be sufficient to cover the aggregate of liabilities asserted by the EPA (See also "Notes to Consolidated Financial Statements - Note 17").

Additionally, from time to time, the Company is also a party to various legal proceedings incidental to its business. None of these proceedings are material to the conduct of the Company's business, operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of Shareholders on November 22, 1996. During the meeting, holders of 10,202,955 shares, out of 15,938,348 shares outstanding, of the Company's common stock voted to adopt the following proposals:

* Elect as members of the Board of Directors of the Company the following individuals: Thomas T. Allan, Robert R. Amerson, Gustavo Hernandez, Steven
    K. Clark, William M. Claytor and William H. Clark.

* Ratify the firm of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ended December 31, 1996.

There were no votes against any of the proposals.

                                    PART II


Item 5.    Market for Registrant's Common equity and Related Stockholder Matters

The Company's Common Stock is listed on the Nasdaq National Market System under the symbol FLDR.

Price Range of Common Stock

The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock as reported by the Nasdaq National Market System and the Nasdaq Small-Cap System. Such quotations do not include retail mark-ups, mark-downs, or other fees or commissions. The Company was listed on the Nasdaq National Market System on November 11, 1996. Prior to that time, the Company's Common Stock was traded on the Nasdaq Small-Cap Market System from April 8, 1996 to November 8, 1996. From February 27, 1996 through April 7, 1996, the Common Stock was listed on the OTC Bulletin Board. Prior to February 27, 1996, there was no public market in the Company's Common Stock.


                                                  High                 Low
                                              ------------        ------------
Fiscal 1997
First Quarter (through February 28, 1997)     $    12.25          $     9.38

Fiscal 1996
Fourth Quarter ended December 31, 1996             10.25                8.38
Third Quarter ended September 30, 1996             10.50                9.00
Second Quarter ended June 30, 1996                 10.00                5.00
First Quarter ended March 31, 1996                  2.50                5.00

On March 19, 1997, the closing price for the Company's common stock was $11.50 per share. As of March 19, 1997, there were 408 holders of record of the Company's Common Stock.

Dividend Policy

The Company has not declared or paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. Under the terms of its revolving credit line with NationsBank, N.A. ("NationsBank"), the Company cannot pay dividends without the prior written consent of NationsBank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements - Note 8."

Item 6.    Selected Financial Data

The following financial data is an integral part of, and should be read in conjunction with, the "Consolidated Financial Statements" and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Selected Operations Data  (000's omitted except per share data)


                                              1996        1995        1994        1993        1992
                                           ----------  ----------  ----------  ----------  ----------

Net sales                                   $ 73,056    $ 38,636    $ 26,706    $ 20,569    $ 20,757
Gross profit                                  19,459       9,682       7,861       6,504       6,075
Operating expenses                            13,460       7,263       7,239       6,695       5,411
Operating income                               5,999       2,419         622         356         915
Earnings before income taxes                   5,771       1,830         171          25         451
Income taxes                                   2,178         685         176          15         207
Income (loss) from continuing operations       3,594       1,146          (5)         10         244
Cumulative effect of accounting change           -           -           -           307         -
Extraordinary items                              -           -           -           -            89
                                           ----------  ----------  ----------  ----------  ----------
Net income (loss)                           $  3,594    $  1,146    $     (5)   $    317    $    333
                                           ==========  ==========  ==========  ==========  ==========

Earnings per common and common
  equivalent share outstanding:
     Primary                                $   0.21    $   0.12    $    -      $   0.03    $   0.03
                                           ==========  ==========  ==========  ==========  ==========
     Fully Diluted                          $   0.21    $   0.12    $    -      $   0.03    $   0.03
                                           ==========  ==========  ==========  ==========  ==========

Weighted average common and common
  equivalent shares outstanding:
     Primary                                  17,042       9,832       9,693       9,654       9,654
                                           ==========  ==========  ==========  ==========  ==========
     Fully Diluted                            18,072       9,832       9,693       9,654       9,654
                                           ==========  ==========  ==========  ==========  ==========



Selected Balance Sheet Data  (000's omitted)


                                              1996        1995        1994        1993        1992
                                           ----------  ----------  ----------  ----------  ----------

Working capital                             $ 22,570    $  4,108    $    349    $    675    $    788
Total assets                                  86,518      18,529      14,414      12,213      11,026
Long-term obligations<F1>                     34,156       1,761       1,892       1,803       2,258
Committed capital                              8,000        -           -           -           -
Total shareholders' equity                    25,353       8,208       3,953       3,967       3,612

____________________

<F1>
Long-term obligations includes notes payable, current maturities of long-term debt, long-term debt and convertible debt.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the "Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and the notes thereto, all included elsewhere herein. Unless otherwise stated, this discussion includes the results of operations of the Acquisitions only from the respective date of acquisition. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward- looking statements below. See "Outlook."

Overview

The Company is an air filtration product company engaged in designing, manufacturing and marketing high performance air filtration products and related products, services and equipment. During the last year, the Company has experienced significant growth in its HEPA filter business and from the acquisition of other air filtration companies. Airpure was organized on February 24, 1994 and it is a sixty-three percent (63%) subsidiary of FFI. Airpure West was organized on March 25, 1996 and is a wholly owned subsidiary of FFI. Airpure and Airpure West manufacture and market industrial and commercial bags, pleats and industrial grade HEPA filters. As of May 31, 1996, the Company acquired CSC, and on June 15, 1996, acquired AirSeal. As of September 23, 1996, the Company acquired Precisionaire. CSC specializes in the manufacture of high-end charcoal filters and containment environments, and has a service arm. AirSeal produces customized mid-range housings and HVAC equipment. Precisionaire manufactures air filters and related products for commercial and residential air conditioning and heating systems. As a result, the Company's historical results of operations for the periods presented should be evaluated specifically in the context of the Acquisitions. Additionally, the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses into the Company's operations. There can be no guarantee that the Company will be able to achieve these gains in efficiency.

The Company believes the Acquisitions will have a positive impact on its future results of operations and accordingly believes that the effects of the Acquisitions should be considered when evaluating the Company's historical results of operations.

Results of Operations

    Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

    The following table summarizes the Company's results of operations as a percentage of net sales for the years ended December 31, 1996 and 1995.

                                                           Year ended
                                           December 31, 1996        December 31, 1995
                                         ---------------------    ---------------------
    Net sales                             $  73,056    100.0%      $  38,636    100.0%
    Gross profit                             19,459     26.6           9,682     25.1
    Operating expenses                       13,460     18.4           7,263     18.8
    Operating income                          5,999      8.2           2,419      6.3
    Income before income taxes                5,771      7.9           1,830      4.7
    Income taxes                              2,178      3.0             684      1.8
    Net income                                3,594      4.9           1,146      3.0

    To aid in the evaluation of the effect of the Acquisitions, certain pro forma financial information has been included in the text of this discussion; this pro forma information has been prepared by combining the historical results of operations of the various subsidiaries as though the Acquisitions had occurred at January 1, 1995, and includes adjustments directly attributable to the Acquisitions, such as additional depreciation from the write-up of assets to market value from book value, additional amortization due to recognition of goodwill from the Acquisitions, decrease in rental expense for certain land and buildings leased by the acquired companies which were acquired as part of the Acquisitions, additional interest expense from financing the Acquisitions, and decrease in compensation expense to account for the elimination of non-recurring salaries paid to former shareholders of the acquired companies. These figures are presented herein for informational purposes only, and do not purport to represent the operations of the Company had the Acquisitions, in fact, occurred on January 1, 1995.

    Net Sales: Net sales for 1996 increased by $34,420,000, or 89.1%, to $73,056,000 for 1996, from $38,636,000 for 1995. The increase in net sales was due to: (i) the Acquisitions, which contributed approximately $23,360,000 of net sales; (ii) two new subsidiaries, Airpure West and FIL, whose combined sales accounted for $1,570,000 of the increase; and (iii) the Company's success in attracting work and expanding its original core business, which grew by approximately 24.6% between 1996 and 1995 and contributed an additional $9,490,000 to net sales. Examining the Company on a pro forma basis by adding the operating results of the acquired companies as though the Acquisitions had been completed on January 1, 1995, combined net sales would have increased $20,238,000, or 18.7%, to $128,222,000 for 1996, compared to $107,984,000 for 1995. This increase is due to the success of its each of the Company's subsidiaries in capturing additional market share and increasing production.

    Gross Profit: Gross profit for 1996 increased $9,777,000, or 101.0%, to $19,459,000, which represented 26.6% of net sales, compared to $9,682,000, which represented 25.1% for 1995. Considered on a pro forma basis by adding the operating results of the acquired companies as though the Acquisitions had been completed on January 1, 1995, pro forma gross profit for 1996 increased $6,119,000, or 22.7%, to $33,058,000, which represented 25.8% of pro forma net sales, compared to $26,939,000, which represented 24.9% of pro forma net sales, for 1995. The primary reasons for the increase in gross profit margin were improvements in operating efficiency associated with focusing each manufacturing facility on a particular type of product, which reduced direct costs in the following areas: (i) reduced down time due to the switching lines between products; (ii) eliminated individual lot inventory tracking at the Company's Washington, NC facility required by regulations governing the manufacture of nuclear and biological containment environments, by moving all containment environment manufacturing operations to CSC's plant in Bath, NC; and (iii) reduced training and coordination time at each location as a result of reducing the number of certification and training hours required of employees by producing fewer types of products at each facility. Other factors affecting gross profit margins included low profit margins from the newly started subsidiaries Airpure West and FIL, which averaged 9.3% of their net sales, and the Company's ongoing automation project for stock product lines.

    Operating Expenses: Operating expenses during 1996 increased $6,197,000, or 85.3% to $13,460,000, representing 18.4% of net sales, compared to $7,263,000 for 1995, which represented 18.8% of net sales. The majority of the increase in operating expenses was due to the Acquisitions, which accounted for $5,306,000 of the increase. Other factors increasing 1996 operating expenses compared to 1995 include increased commissions resulting from increased sales and costs associated with the establishment of Airpure West and FIL, which averaged 41.1% of their net sales.

    Net Income (Loss): Net income for 1996 increased $2,448,000, or 213.7%, to $3,594,000, or $0.21 per share, compared to $1,146,000, or $0.12 per share, for 1995. Considered on a pro forma basis, as though the Acquisitions had been completed on January 1, 1995, pro forma net income for 1996 increased $2,959,000, or 108.8%, to $5,678,000, or $0.30 per share ($0.30 fully diluted), compared to $2,719,000, or $0.20 per share ($0.18 fully diluted), for 1995.

    Year Ended December 31, 1995 Compared to Year Ended December 30, 1994

    The following table summarizes the Company's results of operations as a percentage of net sales for the years ended December 31, 1995 and December 30, 1994.


                                                           Year ended
                                           December 31, 1996        December 31, 1995
                                         ---------------------    ---------------------
    Net sales                             $  38,636    100.0%      $  26,706    100.0%
    Gross profit                              9,682     25.1           7,861     29.4
    Operating expenses                        7,263     18.8           7,239     27.1
    Operating income                          2,419      6.3             622      2.3
    Income before income taxes                1,830      4.7             171      0.6
    Income taxes                                684      1.8             176      0.7
    Net income                                1,146      3.0              (5)     -

    Net Sales: Net sales for 1995 increased by $11,930,000, or 44.7% to $38,636,000 compared to $26,706,000 in 1994. This increase was due primarily to increased overall demand for the Company's products, several large contracts for end users, building facilities for semiconductor manufacturing, and approximately $4,500,000 of increased net sales from Airpure, a subsidiary established in 1994.

    Gross Profit: Gross profit for 1995 represented 25.1% of net sales, compared to 29.4% of net sales in 1994. The primary reasons for the decrease in gross profit margin percentage were: (i) the consolidation of operations of Airpure, whose products had been priced at lower margins (an average of 19.5%) in order to achieve entry into the mid- level ASHRAE products market, accounting for 1.1% of the decrease in gross profit margin percentage; (ii) a price increase in an essential component of the filtration media caused by resource scarcity which increased these costs to approximately $370,000 over budget for the year. The Company does not anticipate that shortages in these materials will result in any significant increased costs in the foreseeable future because the Company has increased the number of suppliers from which it purchases such materials, and the number of suppliers in the industry have also increased. Other normal fluctuations in materials prices and product mix accounted for the rest of the change in gross margin percentage.

    Operating Expenses: Operating expenses during 1995 increased 0.3% to $7,263,000, representing 18.8% of net sales, compared to $7,239,000 in 1994, which represented 27.1% of net sales. Operating expenses included $375,000 and $150,000 in 1995 and 1994, respectively, of costs from settlement of lawsuits in December 1995 with two insurance companies, indemnified by certain officers and shareholders of the Company. See "Business--Legal Proceedings." Because these officers are deemed affiliates, this indemnification was deemed to be a capital contribution to offset expenses incurred by the Company, rather than as a decrease in expense, and was recorded as a debit to accrued liabilities and a credit to paid-in capital. There was no effect upon the cash flows from operations for recording this indemnification. If the settlement had been indemnified by non-affiliates, operating expenses during 1995 would have declined 5.2%, to $6,888,000, or 17.9% of net sales, from $7,089,000, or 26.5% of net sales, during 1994, income tax expense would have increased approximately $146,000 and $58,000, respectively, and total stockholders' equity would have decreased approximately $204,000 and $58,000, respectively.

    Net Income (Loss): Net income for 1995 was $1,146,000, or $0.12 per share, compared to a net loss of $5,000, or $0.00 per share, for 1994. Net income was decreased by $229,000 (after consideration of a tax benefit of $146,000) and $92,000 (after consideration of a tax benefit of $58,000) during 1995 and 1994, respectively, by the indemnified lawsuit settlement. Without these indemnified settlement expenses, net income would have been $1,375,000, or $0.14 per share, for 1995, compared to $87,000, or $0.01 per share, for 1994.

Liquidity and Capital Resources

Working capital was $22,570,000 at December 31, 1996, compared to $4,108,000 at December 31, 1995. This includes cash and cash equivalents of $2,390,000 and $2,974,000 at December 31, 1996 and 1995, respectively. Working capital at December 31, 1996 does not include the unused portion of the Company's revolving credit line in the amount of $9,058,000. After the end of the year, the Company received $15,596,000 from an underwritten public offering, and used these proceeds to completely repay its Term Loan and Revolving Credit Line. See "Subsequent Events."

Trade receivables increased $10,663,000, or 147.2%, to $17,907,000 at December 31, 1996 from $7,244,000 at December 31, 1995. The increase in receivables is primarily attributable to the Acquisitions, which accounted for approximately $8,775,000 of the increase. The remaining increase is primarily due to increases associated with the increased volume in net sales and timing differences in shipments and payments received.

Operations generated $1,613,000 of cash during 1996, compared to generating $1,611,000 for 1995. The difference in cash flows was associated with increased sales, which is primarily composed of the increases in receivables and inventories at December 31, 1996, balanced by the increase in net income and payables. Investing activities during 1996 consumed $33,028,000 of cash, consisting primarily of the cash payments made for the Acquisitions. Financing activities during 1996 generated $30,832,000 of cash, primarily from private placement of the Company's common stock, incurrence of debt, and the issuance of convertible debentures.

    Acquisitions

    Effective September 23, 1996, the Company acquired all of the outstanding capital stock of Precisionaire pursuant to a stock purchase agreement dated July 1, 1996. The total cost of acquisition, net of cash acquired, was approximately $25,205,000 in cash and 786,885 shares of the Company's common stock, subject to a post-closing purchase price adjustment (the "Precisionaire Escrow Shares"), and was paid by the delivery of both $25,123,425 in cash to the Precisionaire sellers and 786,885 shares of the Company's common stock to an escrow agent to be held in escrow and released to the Precisionaire sellers over a three year period pending the evaluation of certain future performance criteria. Contemporaneously therewith, Precisionaire entered into an agreement to acquire from POT Realty (owned by the former shareholders of Precisionaire) a manufacturing facility, warehouse and related real property, located in Terrell, Texas, whereby Precisionaire would assume $2,191,575 of debt with respect to such building. This transaction was completed as of October 31, 1996. For financial statement purposes, the acquisition of Precisionaire is being accounted for as a purchase having occurred on September 30, 1996. As of December 31, 1996, 262,295 Precisionaire Escrow Shares with a market value of $2,491,803 were released from escrow to the Precisionaire sellers.

    To finance the acquisition of Precisionaire, the Company arranged a credit facility with NationsBank, N.A. consisting of (i) a working capital revolving credit facility in the maximum principal amount of $25,000,000 which bears interest at the prime rate as established by NationsBank, N.A., plus one percent (1%) per annum and is due and payable in full on September 30, 1998 and (ii) a term loan facility in the maximum principal amount of $6,500,000 which bears interest at the prime rate as established by NationsBank, N.A., plus one and one-half percent (1.50%) per annum and is due and payable in full on September 30, 1998. Substantially all of the Company's assets secure both the revolving credit facility and the term loan facility. At December 31, 1996, the Company had used approximately $15,942,000 of the revolving credit facility, approximately $9,000,000 of which was used for the acquisition of Precisionaire, and $4,869,000 of the term loan facility. In January and February 1997, the Company completely repaid the outstanding balances of the revolving line and the term loan.

    Effective March 1, 1996, the Company completed the acquisition of all of the outstanding capital stock of CSC, a North Carolina Corporation, along with certain land and buildings formerly owned by the shareholders of CSC, pursuant to a stock purchase agreement. The total cost of acquisition, net of cash acquired, was approximately $4,497,000. In addition, 100,000 shares of the Company's common stock were issued and are being held in escrow pending the evaluation of certain future performance criteria. The acquisition by the Company of CSC has been accounted for by the Company as a purchase. As of December 31, 1996, 20,000 CSC Escrow Shares with a market value of $190,000 were released from escrow to the CSC sellers.

    CSC, headquartered in Bath, North Carolina, manufactures high-efficiency charcoal filters, specialized housings, containment environments and related services. CSC's operations are contained in a 44,282 square foot facility, which was included in the purchase.

    Effective May 31, 1996, the Company acquired all of the outstanding capital stock of Air Seal Filter Housings, Inc. ("Air Seal"), along with certain land and buildings formerly owned by the shareholders of Air Seal, pursuant to a stock purchase agreement. The total cost of acquisition, net of cash received, was approximately $2,270,000. In addition, 150,000 shares of the Company's common stock were issued and are being held in escrow pending the evaluation of certain future performance criteria. The acquisition of Air Seal by the Company has been accounted for by the Company as a purchase.

    Air Seal, located in Stafford, Texas, manufactures specialty and standard housings for air filtration and HVAC systems, as well as integrated custom industrial-grade HVAC systems. Air Seal conducts its operations from an 18,000 square foot facility, which was included in the purchase.

    Including shares released from escrow as of December 31, 1996, the excess of fair value of assets acquired was $10,898,000, $901,000 and $1,213,000 for Precisionaire, CSC and Air Seal, respectively, and is being amortized on a straight-line basis over 40 years.

    During the year, the Company established two new locations: An 80,000 square foot manufacturing plant for ASHRAE grade products in Santa Rosa, California, operating under the name Airpure West, which the Company plans to relocate to the vicinity of Las Vegas, Nevada, and a sales office in Singapore, operating under the name FIL. The Company plans to expand its Singapore office to include the manufacture of ASHRAE grade products by the end of the year.

    Stock Offerings

    During September and October, 1996, the Company raised: (i) $12,005,000 through a private offering of 1,333,889 shares of its Common Stock at $9.00 per share; (ii) $2,500,000 through a private offering of Series A Subordinated Convertible Debentures to certain unrelated investors; and
    (iii) $4,000,000 from the sale of 10% Convertible Notes pursuant to Regulation S to certain unrelated offshore investors (collectively, the stock and debt offerings in September and October are called the "October Offering"). The 10% Convertible Notes are convertible at any time, commencing forty-one (41) days after issuance, into shares of the Company's Common Stock at a conversion price equal to the lower of (i) eighty-two percent (82%) of the average closing bid price for the seven (7) trading days immediately preceding the conversion date, or (ii) $9.00; provided, however, that in no event shall the conversion price be less than $5.00; provided further, that in no event shall the holder of the 10% Convertible Notes be entitled to convert any portion of such notes if such action would result in beneficial ownership by a holder and its affiliates of more than 4.9% of the outstanding shares of the Common Stock of the Company. If the average closing bid price of the Company's Common Stock over any continuous seven day trading period is less than $7.38 per share, the Company may redeem the convertible notes at a price equal to 115% of the outstanding principal amount of the notes. As of December 31, 1996, no notes had been converted. Net proceeds to the Company for the October Offering after commissions and expenses of $1,653,000 were $16,852,000. At December 31, 1996, $8,000,000 of the $18,505,000 raised in the October Offering was subject to certain potential rights of rescission in favor of two investors, such that if a Registration Statement under the Securities Act of 1933 registering certain shares held by the two investors was not declared effective by January 15, 1997, the investors would have had the right to return their shares to the Company for the original price of the shares; such a Registration Statement was declared effective on January 6, 1997, and hence these potential rights of rescission terminated. In connection with the 10% Convertible Notes, certain unrelated offshore investors were given a contractual right to receive, on the date of the conversion of the notes into common stock, warrants to purchase a number of shares of common stock equal to ten percent (10%) of the number of common shares issued upon any such conversion. The exercise price of the warrants will be equal to the amount per share at which the convertible notes were converted into common stock.

    On June 3, 1996, the Company completed a private placement offering of 1,537,315 shares of the Company's common stock at $5.00 per share to accredited investors. The net proceeds to the Company after commissions and expenses from the offering totaling $347,000 amounted to $7,340,000. A portion of the proceeds of this private placement were used to acquire CSC.

    On January 24, 1996, the Company completed a private placement offering of 500,000 shares of the Company's common stock at $2.50 per share to accredited investors. The net proceeds to the Company after commissions and expenses from the offering totaling $177,000 amounted to $1,073,000.

Expansion of the Company will require substantial continuing capital investment for the manufacture of filtration products, including at least $1,000,000 for the completion of the Company's current program to automate certain production lines. See "Outlook." Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt financing or equity will continue to be available in the future, or that it will be available on terms acceptable to the Company. Substantial additional debt or equity financing may be needed for the Company to achieve its short-term and long-term business objectives. Failure to obtain sufficient capital could materially affect the Company's acquisition strategy. The Company expects that future financing will include debt or equity placements, however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all.

The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Subsequent Events

On March 7, 1997, the Company acquired, through its majority owned subsidiary, Airseal West, Inc. ("Airseal West"), the majority of the assets of BB&D Manufacturing, Inc. ("BB&D"), and Intermountain Painting and Subassembly, Inc ("IP&S"). Assets acquired included fixed assets, inventory and backlog. As consideration for such assets, the Company paid $400,000 and IP&S and BB&D received twenty percent each of the outstanding stock of Airseal West. Airseal West will be located in Salt Lake City, Utah, and will manufacture specialty and standard housings for air filtration and HVAC systems, as well as integrated custom industrial-grade HVAC systems.

On January 22, 1997, the Company completed an underwritten public secondary offering dated January 16, 1997, of 1,600,000 shares of the Company's common stock at $9.50 per share (the "Offering"). Net proceeds to the Company after deducting commissions and expenses from the Offering totaling approximately $1,720,000 amounted to $13,480,000. The Company utilized the entire amount of the proceeds from the offering to pay down long-term and convertible debt. On January 31, 1997, the Underwriter of the Offering exercised their over-allotment option to purchase 240,000 shares of the Company's common stock at $9.50 per share. Net proceeds to the Company after deducting commissions and expenses from the over-allotment totaling approximately $164,000 amounted to $2,116,000. Net proceeds from the Offering, including the over-allotment, were $15,596,000.

The following "Unaudited As Adjusted" table sets forth selected balance sheet information of the Company adjusted to reflect the receipt and initial application of the proceeds of both the Offering and the over-allotment option as if those transactions had been completed as of December 31, 1996

Unaudited As Adjusted Selected Balance Sheet Data (000's omitted)

                                            1996
                                        ------------
Working capital                          $   15,370
Total assets                                 78,918
Long-term obligations <F1>                   10,960
Total shareholders' equity                   48,949

____________________

<F1>
    Long-term obligations includes notes payable, current maturities of long-term debt, long-term debt and convertible debt.


Outlook

This Outlook section, and other sections of the document, including specifically "Item 1 - Business - Business Strategies," contains many "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others (i) results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (ii) the Company's business strategy for expanding its market share of the air filtration industry (iii) the Company's strategy to increase the size and customer base of the air filtration market; and (iv) the Company's ability to distinguish itself from its current and future competitors.

These forward looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the air filtration market; (ii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) anticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market; (v) product obsolescence due to the development of new technologies, and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-K will in fact occur.

The Company believes its future results of operations could be affected by a variety of factors, including the successful integration of CSC, AirSeal and Precisionaire into the Company, whether management can successfully manage the Company's growth, the ability of the Company to keep up with technological changes, the success of the Company's efforts to automate its stock product lines, increased pricing pressure from the Company's competition, changing government regulations governing indoor air quality, the amount of capital expenditures by semiconductor manufacturers, and any adverse changes in general economic conditions in locations where the Company does business.

The Acquisitions give the Company a broader product line of air filtration products. As part of the integration of the Acquisitions, the Company has adopted a strategy of increasing its market share by providing its existing manufacturers' representatives with the Company's complete product line. Integration of the Acquisitions may significantly strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures and controls will be adequate to accommodate integration of these companies. Failure to successfully integrate these companies could materially adversely affect the Company's business and results of operation.

The Company intends to continue to seek increased market share through strategic acquisitions of synergistic businesses. The Company seeks to identify potential acquisition targets with (i) dominant positions in local or regional markets,
(ii) excess or under-utilized capacity, (iii) an ability to add new product lines to the Company's business and (iv) significant asset value to enable the Company to obtain debt financing or non-diluted equity financing for such acquisition. The Company is continuously evaluating acquisition opportunities in light of the above criteria. Once a potential target is identified, the Company commences an in-depth due diligence evaluation of the target's operations, markets, profitability and examines all potential liabilities including environmental liabilities and any contingent liabilities. The Company has no specific agreements with respect to future acquisitions, but is continuing to investigate potential acquisition opportunities. Substantial equity or debt financing may be needed for the Company to continue to grow through the acquisition of other businesses. Failure to obtain sufficient equity or debt financing could adversely affect the Company's growth strategies. In addition, there can be no assurance that any future acquisitions will be able to be integrated successfully into the Company, given that any future acquisitions will have been operated under different management philosophies, management teams and marketing strategies. There can be no assurance that the Company's systems, procedures and controls will be adequate to accommodate integration of any future acquisitions.

The Company has begun a program to increase its gross margins by automating portions of its production lines at FFI, Precisionaire and Airpure using technology developed at Precisionaire and FFI. Currently, approximately twenty percent of the Company's product lines incorporate the new automated equipment designs. The Company will continue to implement the additional automation for these production lines one at a time, to minimize down time. The Company estimates the total cost for this automation equipment will be $1,000,000 to $2,000,000.

The Company intends to continue building capacity for production of air filtration products, and has announced plans to expand upon or build facilities in the Mid-West and the Asia/Pacific Basin. The Company plans to relocate its Airpure West operations to a facility in the vicinity of Las Vegas. These new or expanded facilities, as well as the automation of existing production lines, are part of the Company's growth strategies, and will require substantial continuing investment in capital equipment during 1997. Although the Company has been able to arrange equity financing or debt facilities to date, there can be no assurance that additional equity or debt financing will continue to be available in the future, nor that it will be available on terms acceptable to the Company.

NEW ACCOUNTING STANDARDS

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a new, fair value based method of measuring stock-based compensation, but does not require an entity to adopt the new method for preparing its basic financial statements. The Company has decided not to adopt the new method for preparing basic financial statements, but has included disclosure of pro forma net earnings and earnings per share information in the notes to the financial statements as if the fair value based method had been adopted.

Item 8. Financial Statements and Supplementary Data

    Attached, beginning at page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Upon recommendation of the Audit Committee of the Board of Directors of the Company, the Company dismissed Smith & Company as its independent public accounting firm on January 31, 1996. Effective February 1, 1996, the Audit Committee engaged McGladrey & Pullen, LLP, the auditors of FFI, as the Company's independent public accounting firm. The prior accountant's report of Smith & Company on the financial statements of the Company for the years ended June 30, 1995, June 30, 1994 and June 30, 1993 and for the period of July 2, 1986 (date of inception) to August 31, 1995, was not qualified or modified in any manner (other than a going concern qualification) and contained no disclaimer of opinion or adverse opinion. There were no disagreements with Smith & Company on any matter of accounting principle or practice, financial disclosure or auditing scope or procedure as related to the financial statements for the years ended June 30, 1995, June 30, 1994 and June 30, 1993 and/or the period of July 2, 1986 (date of inception) through August 31, 1995 or for the interim period beginning September 1, 1995 through January 31, 1996, the date of dismissal.

                                   PART III

Item 10.    Directors and Executive Officers

    Identification of Directors and Executive Officers

    Set forth below is information regarding (i) the current directors of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, and (ii) the current executive officers of the Company, who are elected to serve at the discretion of the Board of Directors.


    Name                    Age     Title
    ----                    ---     -----

    Thomas T. Allan         59      Chairman of the Board

    Robert R. Amerson       46      President, Chief Executive Officer and
                                    Director

    Gustavo Hernandez       61      Director

    Steven D. Klocke        36      Vice President of Engineering

    Knox Oakley             38      Vice President of Corporate Marketing and
                                    Sales

    Steven K. Clark         44      Vice President of Finance/Chief Financial
                                    Officer and Director

    William M. Claytor      55      Director

    William H. Clark        53      Director


    Thomas T. Allan. Mr. Allan is Chairman of the Board of the Company. He has been with Flanders since 1964, and is familiar with all aspects of Flanders' business. He holds a Bachelor of Arts degree in Journalism from the University of Pennsylvania.

    Robert R. Amerson. Mr. Amerson has been President of Flanders since June 1988, and is a Director. He joined the Company in 1987 as Chief Financial Officer. Mr. Amerson has a Bachelor of Science degree in Business Administration from Atlantic Christian College.

    Gustavo Hernandez. Mr. Hernandez has been President of Precisionaire since 1979, and became a Director of the Company contemporaneously with the Company's acquisition of Precisionaire in September 1996. Mr. Hernandez joined Precisionaire in 1969 as Vice President of Finance. Mr. Hernandez has a Bachelor of Arts degree in Accounting from the University of Southern Florida.

    Stephen D. Klocke. Mr. Klocke is Vice President of Engineering for the Company. He is responsible for all aspects of filter and equipment design, directs the engineering staff and is directly in charge of all product and technical literature. Mr. Klocke is a member of the Institute of Environment Science, the primary technical standards body for this industry, where he has chaired many of the committees which make filtration and cleanroom standards. He has been with Flanders since 1986. Mr. Klocke received a Bachelor of Science degree in Mechanical Engineering from the University of Kentucky and a Bachelor of Arts degree in Physics from Thomas Moore College.

    Knox Oakley. Mr. Oakley has been the Vice President of Corporate Marketing and Sales of the Company since June 1994. Mr. Oakley oversees all marketing and sales efforts of the Company. From 1989 through June 1994, Mr. Oakley was Director of North American Sales for American Air Filter (now AAF International). Mr. Oakley received his Bachelor of Science degree in Biology from the Citadel, and has worked in the air filter manufacturing industry since he was 16.

    Steven K. Clark. Mr. Clark was named as Vice President and Chief Financial Officer of the Company as of December 15, 1995, and a director of the Company as of December 29, 1995. Mr. Clark acted as a consultant to the Company from November 15, 1995 through December 15, 1995. From July 1992 through October 1995, he was the Chief Financial Officer of Daw Technologies, Inc., a specialty cleanroom contractor and major customer of the Company. Prior to this he was a senior partner of Miller and Clark, an accounting and management services firm. Mr. Clark spent four years with Price Waterhouse, and an additional four years with Arthur Andersen, both accounting firms. He is a Certified Public Accountant, has Bachelor of Arts degrees in Accounting and Political Science and a Master of Business Administration Degree, all from the University of Utah.

    William M. Claytor. Mr. Claytor has been an outside Director of Flanders for the last five years. He is a partner in the law firm of Baucom, Claytor, Benton, Morgan, Wood & White, P.A., and has held such position since 1975. Mr. Claytor graduated from Memphis State University School of Law in 1969 and from the University of Missouri in 1963.

    William H. Clark. Mr. Clark has been an outside Director of Flanders since June 1996. He is and has been since 1977, the President and Owner of Bill Clark Construction Co., Inc., a construction company located in Greenville, North Carolina specializing in residential development. He is currently a member of the Business Advisory Council of the East Carolina University School of Business. Mr. Clark has a BA degree and a Masters of Business Administration degree, both from East Carolina University.

Compliance with SEC Reporting Requirements

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "34 Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

The Company prepares Section 16(a) forms on behalf of its officers and directors based on the information provided by them. Based solely on review of this information, including written representations that no other reports were required, the Company believes that, during the 1996 fiscal year, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

Item 11.  Executive Compensation

Board Compensation Committee Report on Executive Compensation

The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors. The role of the Compensation Committee is to review and approve salaries and other compensation of the executive officers of the Company, to administer the Executive Officer Bonus Plan (the "Bonus Plan"), and administer the stock option plans and to review and approve stock option grants to all employees, including the executive officers of the Company.

    General Compensation Philosophy

    The Company's compensation philosophy is that total cash compensation should vary with the performance of the Company and any long-term incentive should be closely aligned with the interest of the stockholders.

    Total cash compensation for the executive officers consists of the following components:

    *   Base salary
    * An executive officer bonus that is related to growth in sales and operating earnings of the Company.

    Long-term incentive is realized through the granting of stock options to executives and key employees through a non-qualified stock option plan, which was adopted by the Board and approved by a majority of the Company's shareholders in January of 1996. The Company has no other long-term incentive plans for its officers and employees.

    Base Salary and Executive Officer Bonus Target

    Current base salaries for the executive officers of the Company were determined by arms' length negotiations with the Board of Directors, and are set forth in the various employment contracts between the Company and the executive officers - see "Employment Agreements".

    Stock Options

    Stock options are granted to aid in the retention of executive and key employees and to align the interests of executive and key employees with those of the stockholders. The level of stock options granted (i.e., the number of shares subject to each stock option grant) is based on the employees ability to impact future corporate results. An employee's ability to impact future corporate results depends on the level and amount of job responsibility of the individual. Therefore, the level of stock options granted is proportional to the Compensation Committee's evaluation of each employee's job responsibility. For example, Mr. Amerson, as the Chief Executive Officer, has the highest level of responsibility and would typically be awarded the highest level of stock options.

    Stock options are granted at a price not less than the fair market value on the date granted. They are granted to key employees, including the executive officers, at the direction of the Compensation Committee at levels believed to be appropriate for the amount and level of responsibility of each key employee.

                                                BOARD COMPENSATION COMMITTEE

                                                Thomas Allan
                                                William Claytor


Board of Director Committees and Meetings

The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors, reviews and evaluates the Company's internal audit and control functions, and monitors transactions between the Company and its employees, officers and directors. The Audit Committee met two times in 1996. The Compensation Committee administers the Company's equity incentive plans and designates compensation levels for officers and directors of the Company. The Compensation Committee met four times in 1996.

The Board of directors held six meetings during 1996. All directors attended all of the meetings of the Board and all committees of the Board of which they were members.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee of the Company's Board of Directors are Messrs. Claytor and Allan. Mr. Claytor is a non-employee director. Mr. Allan is the Chairman of the Board, whose compensation is fixed at $71,000 per year, and who is not eligible for bonuses.

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 1996.

                                                 ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                          ----------------------------------  ----------------------------
                                                                                     AWARDS        PAYOUTS
                                                                              -------------------- -------
                                                                   OTHER      RESTRICTED
                                                                  ANNUAL        STOCK    OPTION/S   LTIP
                                                                  COMPEN-      AWARD(S)    SARS    PAYOUTS
NAME AND PRINCIPAL POSITION     YEAR      SALARY ($) BONUS ($) SATION ($)<F1>     ($)        (#)      ($)
---------------------------     ----      ---------- --------- -------------  ---------- --------- -------
Robert R. Amerson               1996       $ 212,550  $   -     $    -         $    -    2,000,000  $  -
   President and CEO            1995         128,846      -      137,077            -    1,150,000     -
                                1994         100,000      -      124,500            -          -       -

Steven K. Clark                 1996         150,192      -          -              -   2,000,000      -
   Vice President Finance/CFO   1995<F2>      15,000      -          -              -   1,150,000      -
                                1994             -        -          -              -         -        -

<F1>
    Represents compensation paid by the Company to Flanders Equity Corporation ("FEC") and received by Messr. Amerson in 1995 and 1994. See Item 13, "Certain Relationships and Related Party Transactions".
<F2>
    Mr. Clark commenced his employment with the Company as of December 15, 1995. See "Employment Agreements."


Options/SARs Granted in Last Fiscal Year

The following table sets forth the aggregate number and value of stock options and SARs granted by the Company for services rendered during the last year to the Company's Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceed $100,000.

                                                                           POTENTIAL REALIZABLE
                                                                                VALUE AT
                                                                             ASSUMED/ANNUAL
                                       % OF TOTAL                            RATES OF STOCK
                                      OPTIONS/SARS                         PRICE/APPRECIATION
                                       GRANTED TO  EXERCISE OR              FOR OPTION TERM
                         OPTIONS/SARS EMPLOYEES IN BASE PRICE  EXPIRATION --------------------
   NAME                  GRANTED (#)  FISCAL YEAR  ($/SH)<F1>     DATE    5% ($)<F2> 10% ($)<F2>
   ----                  ------------ ------------ ----------- ---------- ---------- -----------
Robert  R. Amerson         2,000,000       47.2%   $2.50/$7.50  2000/2001 $2,610,878  $5,739,075
Steven K. Clark            2,000,000       47.2%   $2.50/$7.50  2000/2001 $ 2,610,878 $5,739,075

<F1>
    Messrs. Amerson and Clark were each granted options to purchase 1,000,000 shares of the Company's common stock at $2.50 per share in February 1996 which expire in February 2000, and additional options to purchase 1,000,000 shares each of the Company's common stock at $7.50 per share in June 1996 which expire in June 2001.
<F2>
    The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the Common Stock over the term of the options. These numbers do not take into account plan provisions providing for termination of the option following termination of employment or non-transferability.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth the aggregate number and value of stock options and SAR's exercised during the last year by the Company's Chief Executive Officer and by each of the Company's other executive officers whose annual salary, bonus and other compensation exceed $100,000.

                                                                                VALUE OF
                                                               NUMBER OF      UNEXERCISED
                                                              UNEXERCISED     IN-THE-MONEY
                                                            OPTIONS/SARS AT  OPTIONS/SAR'S
                                                             FISCAL YEAR-      AT FISCAL
                                                                END (#)       YEAR-END(S)
                         SHARES ACQUIRED                     EXERCISABLE/     EXERCISABLE/
  NAME                   ON EXERCISE (#) VALUE REALIZED ($)  UNEXERCISABLE  UNEXERCISABLE(1)
  ----                   --------------- ------------------ --------------- ----------------
Robert  R. Amerson              -         $        -         3,150,000 / -   $18,775,000 / -
Steven K. Clark                 -                  -         3,150,000 / -   $18,775,000 / -


Employment Agreements

The Company has entered into employment agreements with Messrs. Amerson and Clark effective as of December 15, 1995 ("Employment Agreements"). Mr. Amerson's Employment Agreement provides for an initial base salary of $200,000, which was increased to an annual base salary of $250,000 in June 1996. Mr. Clark's Employment Agreement provides for an initial base salary of $120,000, which was raised to $250,000 in June 1996. The Employment Agreements both have an initial five (5) year term. The Employment Agreements also provide that the executive shall be entitled to the following termination payments: (i) 100% of his current base salary if the employment is terminated as a result of his death or disability, (ii) up to 200% of his current base salary, if the employment is terminated by the Company for any reason other than death, disability or for Cause (as defined in his Employment Agreement), or (iii) up to 250% of the executive's gross income during the year preceding his termination if the Employment Agreement is terminated by the executive for Good Reason (as defined in the Employment Agreement) or by the Company for any reason other than death, disability or Cause and the termination occurs within two years after a Change of Control (as defined in the Employment Agreement) of the Company has occurred.

The Company has also entered into an employment agreement with Mr. Hernandez effective September 23, 1996. This agreement currently provides for a base salary of $250,000 and has an initial five (5) year term. The employment agreement also provides that the executive shall be entitled to the following termination payments: (i) 100% of his current base salary if the employment is terminated as a result of his death or disability, and (ii) up to 200% of his current base salary, if the employment is terminated by the Company for any reason other than death, Disability or for Cause (as defined in his employment agreement).

Compensation of Directors

Directors who are Company employees receive no additional or special remuneration for serving as directors. The Company's non-employee Directors are paid $500 plus out-of-pocket expenses for each meeting of the Board of Directors and receive an option to purchase 5,000 shares of common stock at or above the market price of the common stock on the date of grant for every year they remain a director.

Comparative Stock Performance Graph

The following graph shows a comparison of cumulative total returns for the Company, the NASDAQ Stock Market - U.S. Index and the Nasdaq Non-Financial Stocks Index during the period commencing February 27, 1996 and ending December 31, 1996. The comparison assumes $100 was invested on February 27, 1996 in the Company's Common Stock with the reinvestment of all dividends, if any. Total shareholder returns for prior periods are not an indication of future returns.

                       [Stock Performance Line Graph]

                                                  Cumulative Total Return
                                                   2/28/96      12/31/96
                                                  ---------    ----------
Flanders Corporation                               $   100      $    375
NASDAQ Non-Financial                                   100           126
NASDAQ Stock Market - U.S.                             100           118


Item 12.  Security Ownership of Certain Owners and Management

The following table sets forth all individuals known to beneficially own 5% or more of the Company's Common Stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owed, as of February 15, 1997.

    Name and Address                                         Percentage of
  of Beneficial Owner               Common Stock Owned        Outstanding


A. Russell Allan, III<F1>                1,027,544               5.78%
531 Flanders Filters Road
Washington, NC  27889

Robert R. Amerson<F1><F2>                8,160,759              38.97%
531 Flanders Filters Road
Washington, NC  27889

Thomas T. Allan<F1><F3>                  6,041,250              33.67%
531 Flanders Filters Road
Washington, NC  27889

Knox Oakley<F4>                             84,525               0.47%
531 Flanders Filters Road
Washington, NC  27889

Steven Klocke<F4>                           99,427               0.56%
531 Flanders Filters Road
Washington, NC  27889




Gustavo Hernandez<F5>                       71,613               0.40%
531 Flanders Filters Road
Washington, NC  27889

Steven K. Clark<F1><F2>                  5,364,014              25.61%
531 Flanders Filters Road
Washington, NC  27889

William M. Claytor<F6>                     164,172               0.92%
531 Flanders Filters Road
Washington, NC  27889

William H. Clark                              -                  0.00%
531 Flanders Filters Road
Washington, NC  27889

Officers and Directors as
a Group<F1><F2><F3><F4><F5><F6>         15,272,760              62.73%

<F1>
    Includes shares subject to an option in favor of Messrs. Amerson and Clark (3,321,021 shares and 2,214,014 shares, respectively), from Thomas T. Allan and A. Russell Allan, III (4,713,000 shares and 822,035 shares, respectively).
<F2>
    Includes 1,150,000 shares which are subject to an option to purchase such shares from the Company at $1.00 per share, 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share and 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.
<F3>
    Includes 150,000 shares which are subject to an option to purchase such shares from the Company at $1.00 per share.
<F4>
    Includes 16,800 shares which are subject to an option to purchase such shares from the Company at $2.50 per share and 10,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.
<F5>
    Consists of 71,613 shares which are held in escrow as part of a post-closing purchase price adjustment to the acquisition of Precisionaire. These shares will be released from escrow only if Precisionaire meets certain revenue targets during the next three years.
<F6>
    Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $1.00 per share.


Item 13.  Certain Relationships and Related Transactions

In November 1995, Thomas T. Allan, Robert R. Amerson and Steven K. Clark entered into an Indemnity Agreement with Flanders whereby Messrs. Allan, Amerson and Clark will collectively deposit up to $1,500,000 into an escrow fund to indemnify the Company for the payment of any claims, judgments, and expenses arising from the potential environmental claims made by the EPA, and $525,000 due for the settlement of the lawsuits against the Company by Hartford Casualty Insurance Co. v. Flanders Filters, Inc., and St. Paul Fire and Marine Insurance Co. v. Flanders Filters, Inc. See "Item 3. Legal Proceedings." The indemnification is limited to $1,500,000 and in no event will any of the individuals named be required to contribute more than $500,000 each. As an inducement to enter into this indemnification, and contemporaneously therewith, Thomas T. Allan and A. Russell Allan (the "Allans"), who were then majority shareholders of the Company, entered into an option agreement with Messrs. Amerson and Clark, whereby Messrs. Amerson and Clark could purchase a total of 5,535,035 shares of common stock from the Allans for $2.50 per share. See also "Item 12 - Security Ownership of Certain Owners and Management." Messrs. Allan, Amerson and Clark have complied with the Indemnity Agreement whereby payments of $525,000 were made to the respective insurance companies.

ABB Partnership, as landlord, and Airpure, as tenant, entered into a Lease Agreement, dated July 31, 1995. ABB Partnership is controlled by Robert Amerson, president of the Company. The month-to-month lease was entered into on terms believed by the Company to be fair and reasonable and generally reflective of market conditions. The expense for this lease for 1996 and 1995 amounted to $84,375 and $6,250, respectively.

LBH Realty, as landlord, and Precisionaire, as tenant, entered into a year-to-year Lease Agreement. Gustavo Hernandez, a Director of the Company, is the managing partner of LBH Realty. The year-to-year lease was entered into on terms believed by the Company to be fair and reasonable and generally reflective of market conditions. The expense for this lease for 1996 and 1995 amounted to $48,912 and $0, respectively.

At December 31, 1996, the Company had notes receivable of approximately $906,000 due from various directors, officers and employees with interest thereon varying between 7 percent and 8.5 percent, due in 1997.

Transactions with Flanders Equity Corporation, a company affiliated through common ownership, are as follows:

                                          1996          1995          1994
                                      ------------  ------------  ------------
Management fees expense                $    -        $  532,000    $  420,000

Liabilities at December 31, 1996, December 31, 1995 and December 30, 1994 include amounts owed to Flanders Equity Corporation as follows:

                                          1996          1995          1994
                                      ------------  ------------  ------------
Accrued management fees                $     -       $   50,000    $     -


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)(1) Financial Statements: Financial Statements are included beginning at page F-1 as follows:

            Independent Auditor's Report                                    F-2

            Consolidated Balance Sheets at December 31, 1996 and 1995       F-3

            Consolidated Statements of Operations for the years ended
            December 31, 1996, December 31, 1995 and December 30, 1994      F-4

            Consolidated Statements of Stockholders' Equity for the
            years ended December 31, 1996, December 31, 1995 and
            December 30, 1994                                               F-5

            Consolidated Statements of Cash Flows for the years ended
            December 31, 1996, December 31, 1995 and December 30, 1994      F-6

            Notes to Consolidated Financial Statements                      F-8

    (a)(2)  Financial Statement Schedules

            Independent Auditor's Report                                   F-23

            Schedule II.  Valuation and Qualifying Accounts                F-24

            All schedules not listed have been omitted because they are not applicable or the information has been otherwise supplied in the Registrant's financial statements and schedules.

    (a)(3)  Exhibits:

    3.1 Articles of Incorporation for Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.
    3.2 Bylaws of Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.
    4.1 Form of Series A Convertible Subordinated Debentures, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
    4.2 Form of 10% Convertible Notes, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
    10.1 Agreement and Plan of Merger between Elite Acquisitions, Inc., and Flanders Filters, Inc., filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
    10.2 Stock Purchase Agreement between Flanders Corporation and the Shareholders of Charcoal Service Corporation, filed with the May 31, 1996 Form 8-K, incorporated herein by reference.

    10.3    Stock Purchase Agreement between Flanders Corporation and the
            Shareholders of AirSeal Filter Housings, Inc., filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
    10.4    Stock Purchase Agreement between Flanders Corporation and the
            Shareholders of Precisionaire, Inc., filed with the Form 8-K dated
            December 31, 1995, incorporated herein by reference.
    10.5    Employment Agreement between Elite Acquisitions, Inc., Flanders
            Filters, Inc., and Steven K. Clark, filed with the December 31,
            1995 Form 10-K, incorporated herein by reference.
    10.6    Stock Option Agreement between Elite Acquisitions, Inc., and Steven
            K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
    10.7    Employment Agreement between Elite Acquisitions, Inc., Flanders
            Filters, Inc. and Robert R. Amerson, filed with the December 31,
            1995 Form 10-K, incorporated herein by reference.
    10.8    Stock Option Agreement between Elite Acquisitions, Inc. and Robert
            R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
    10.9    Stock Option Agreement between Elite Acquisitions, Inc., and Thomas
            T. Allan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
    10.10   Stock Option Agreement between Elite Acquisitions, Inc., and William
            M. Claytor, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
    10.11   Employment Agreement between Flanders Corporation, Precisionaire,
            Inc., and Gustavo Hernandez, filed with Form S-1 dated October 21,
            1996 (Reg. No. 333-14655) and incorporated herein by reference.
    10.12   Indemnification Agreement between Flanders Corporation, Steven K.
            Clark, Robert Amerson and Thomas Allan, filed with the December 31,
            1995 Form 10-K, incorporated herein by reference.
    10.13   Amendment to Employment Agreement between Elite Acquisitions, Inc.,
            Flanders Filters, Inc., and Steven K. Clark, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
    10.14   Amendment to Employment Agreement between Elite Acquisitions, Inc.,
            Flanders Filters, Inc., and Robert R. Amerson, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
    10.15   Purchase and Sale Agreement between POT Realty and Precisionaire,
            Inc., filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
    10.16   Assumption Agreement with Release of Liability between POT Realty and Precisionaire, Inc., for original principal amount of
            $2,069,653, filed with the September 30, 1996 Form 10-Q,
            incorporated herein by reference.
    10.17   Assumption Agreement with Release of Liability between POT Realty and Precisionaire, Inc., for original principal amount of $133,025, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
    10.18   Guaranty Agreement between Flanders Corporation and American
            National Bank of Texas, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
    10.19   Change in Certifying Accountant, filed with the January 29, 1996
            Form 8-K, incorporated herein by reference.
    21      Subsidiaries of the Registrant.
    27      Financial Data Schedule.

    (b)     Reports on Form 8-K.

            None.

    (c)     Financial Statement Schedules:  See (a)(2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated this 17th day of March, 1997.

                                FLANDERS CORPORATION


                                By  /s/ Robert R. Amerson
                                  Robert R. Amerson
                                  President, Chief Executive Officer,
                                  and Director


                                By  /s/ Steven K. Clark
                                  Steven K. Clark
                                  Vice President/Chief Financial Officer,
                                  Principal Accounting Officer
                                  and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Date                    Title                             Signature



  March 17, 1997    President, Chief Executive Officer    /s/ Robert R. Amerson
                    and Director                            Robert R. Amerson

  March 17, 1997    Vice President/Chief Financial
                    Officer, Principal Accounting Officer /s/ Steven K. Clark
                    and Director                            Steven K. Clark

  March 17, 1997    Chairman of the Board                 /s/ Thomas T. Allan
                                                            Thomas T. Allan

  March 17, 1997    Director                              /s/ Gustavo Hernandez
                                                            Gustavo Hernandez

  March 17, 1997    Director                              /s/ William M. Claytor
                                                            William M. Claytor

  March 17, 1997    Director                              /s/ William M. Clark
                                                            William H. Clark

                       CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                             FLANDERS CORPORATION


 For the Years ended December 31, 1996, December 31, 1995 and December 30, 1994

                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Flanders Corporation
Washington, North Carolina


We have audited the accompanying consolidated balance sheets of Flanders Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flanders corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP

New Bern, North Carolina
February 7, 1997, except for the
second paragraph of Note 8 and
the first paragraph of Note 23 as to
which the date is March 10, 1997.

                     FLANDERS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1996 and 1995



ASSETS                                                              1996             1995
-------------------------------------------------------------  --------------  --------------
Current assets
  Cash and cash equivalents                                     $  2,390,411    $  2,973,797
  Restricted cash (Note 2)                                         8,000,005            -
  Receivables:
    Trade, less allowance for doubtful accounts:
      1996 $346,480; 1995 $148,000 (Note 8)                       17,906,879       7,243,557
    Related party (Note 17)                                          905,930            -
    Other                                                            786,811         321,356
  Inventories (Notes 3 and 8)                                      9,894,707       2,321,367
  Deferred taxes (Note 13)                                           920,520         137,961
  Other current assets                                               687,524          46,586
                                                               --------------  --------------
            Total current assets                                  41,492,787      13,044,624
                                                               --------------  --------------
Other assets (Note 4)                                                909,307         333,542
Intangible assets (Notes 5 and 8)                                 14,016,691            -
Property and equipment, net (Notes 6 and 8)                       30,099,626       5,151,063
                                                               --------------  --------------
                                                                $ 86,518,411    $ 18,529,229
                                                               ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------
Current liabilities
  Note payable (Note 8)                                         $       -       $  3,890,425
  Current maturities of long-term debt (Note 8)                    4,379,973         454,181
  Accounts payable (Note 9)                                       11,002,587       3,425,022
  Accrued expenses (Note 10)                                       3,540,110       1,166,639
                                                               --------------  --------------
            Total current liabilities                             18,922,670       8,936,267
                                                               --------------  --------------
Long-term debt, less current maturities (Note 8)                  25,776,295       1,306,584
Convertible debt (Note 11)                                         4,000,000            -
Deferred taxes (Note 13)                                           4,466,676          77,961
Committed capital (Notes 2 and 12)                                 8,000,005            -
Commitments and contingencies (Notes 8, 14, 15, 16,
  18, 20 and 22)

Stockholders' equity (Notes 12, 17, 20 and 23)
  Preferred stock, no par value, 10,000,000 shares
    authorized; none issued                                             -               -
  Common stock, $.001 par value; 50,000,000 shares
    authorized; issued and outstanding:
    1996 15,951,548; 1995 11,433,979                                  15,952          11,434
  Additional paid-in capital                                      16,964,713       3,418,671
  Retained earnings                                                8,372,100       4,778,312
                                                               --------------  --------------
                                                                  25,352,765       8,208,417
                                                               --------------  --------------
                                                                $ 86,518,411    $ 18,529,229
                                                               ==============  ==============

                See Notes to Consolidated Financial Statements

                     FLANDERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
    Years Ended December 31, 1996, December 31, 1995 and December 30, 1994


                                                       1996            1995            1994
                                                  --------------  --------------  --------------
Net sales                                          $ 73,056,197    $ 38,635,810    $ 26,706,404
Cost of goods sold (Notes 15, 16, 17 and 18)         53,597,621      28,953,729      18,845,385
                                                  --------------  --------------  --------------
            Gross profit                             19,458,576       9,682,081       7,861,019
                                                  --------------  --------------  --------------
Operating expenses (Notes 15, 16, 17 and 18)         13,459,721       7,262,668       7,238,609
                                                  --------------  --------------  --------------
            Operating income                          5,998,855       2,419,413         622,410
                                                  --------------  --------------  --------------
Nonoperating income (expense):
  Other income                                          975,750          43,852          26,371
  Interest expense                                   (1,203,226)       (633,029)       (477,822)
                                                  --------------  --------------  --------------
                                                       (227,476)       (589,177)       (451,451)
                                                  --------------  --------------  --------------
            Income before income taxes                5,771,379       1,830,236         170,959
Income taxes (Note 13)                                2,177,591         684,582         176,402
                                                  --------------  --------------  --------------
            Net income (loss)                      $  3,593,788    $  1,145,654    $     (5,443)
                                                  ==============  ==============  ==============

Earnings per weighted average common and common
  equivalent share outstanding (Note 21)
    Primary                                        $       0.21    $       0.12    $       -
                                                  ==============  ==============  ==============
    Fully diluted                                  $       0.21    $       0.12    $       -
                                                  ==============  ==============  ==============
Weighted average common and common
  equivalent shares outstanding:
    Primary                                          17,041,931       9,831,996       9,693,478
                                                  ==============  ==============  ==============
    Fully diluted                                    18,072,271       9,831,996       9,693,478
                                                  ==============  ==============  ==============

                See Notes to Consolidated Financial Statements

                     FLANDERS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    Years Ended December 31, 1996, December 31, 1995 and December 30, 1994



                                                                    Additional
                                                      Common         Paid-In         Retained
                                                      Stock          Capital         Earnings
                                                  --------------  --------------  --------------
Balance, January 1, 1994                           $      9,656    $    319,348    $  3,638,435
  Issuance of 49,274 shares of common stock                  49          21,740            -
  Purchase and retirement of 61,630 shares
    of common stock                                         (62)        (30,347)           -
  Net loss                                                 -               -             (5,443)
                                                  --------------  --------------  --------------
Balance, December 30, 1994                                9,643         310,741       3,632,992
  Issuance of 378,411 shares of
    common stock                                            378         165,543            -
  Issuance of 1,100,000 shares of
    common stock related to December 11, 1995
    Private Placement                                     1,100       2,429,004            -
  Reverse acquisition of Elite Acquisitions, Inc.           334            -               (334)
  Purchase and retirement of 21,197 shares of
    common stock                                            (21)        (11,617)           -
  Indemnification of claim by Stockholders                 -            525,000            -
  Net income                                               -               -          1,145,654
                                                  --------------  --------------  --------------
Balance, December 31, 1995                               11,434       3,418,671       4,778,312
  Issuance of 3,371,204 shares of common stock
    related to the Private Offerings                      3,372      18,760,986            -
  Less committed capital (Note 2)                          -         (8,000,005)           -
  Issuance of 1,036,885 shares of common stock
    related to the Acquisitions                           1,037          (1,037)           -
  Valuation and release from escrow of 282,295
    shares of common stock related to the
    Acquisitions                                           -          2,681,803            -
  Issuance of 96,280 shares of common stock
    upon exercise of warrants                                96         240,604            -
  Issuance of 13,200 shares of common stock
    upon exercise of options                                 13          32,987            -
  Income tax benefit from stock options
    exercised                                              -             37,433            -
  Fair value of warrants issued with
    convertible debt                                       -             33,971            -
  Receivables secured by stock related to
    exercise of warrants                                   -           (240,700)           -
  Net income                                               -               -          3,593,788
                                                  --------------  --------------  --------------
Balance, December 31, 1996                         $     15,952    $ 16,964,713    $  8,372,100
                                                  ==============  ==============  ==============

                See Notes to Consolidated Financial Statements

                     FLANDERS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
    Years Ended December 31, 1996, December 31, 1995 and December 30, 1994

                                                       1996            1995            1994
                                                  --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $  3,593,788    $  1,145,654    $     (5,443)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating
    activities:
      Depreciation and amortization                   1,485,740         636,178         631,476
      Stock compensation                                   -               -             12,500
      Provision for doubtful accounts                  (120,423)        108,000         (25,500)
      Allowance for obsolete inventory                 (115,000)        (45,000)        (69,134)
      (Gain) loss on sale of property and
        equipment                                       (54,002)           -             18,091
      (Gain) loss on disposition of cash
        value of life insurance                         (24,600)           -               -
      Realized gain on sale of marketable
        securities                                       12,123            -            (32,941)
      Deferred income taxes                            (113,520)        160,000          70,000
      Indemnification of claim by stockholders             -            375,000            -
      Change in assets and liabilities:
        Receivables                                    (871,440)     (1,937,752)     (1,730,577)
        Inventories                                    (504,576)        790,947      (1,209,802)
        Other current assets                           (520,092)         77,763         (95,573)
        Accounts payable                               (997,168)       (339,999)      1,443,504
        Accrued expenses                                302,682         158,591        (511,765)
        Income tax payable                             (460,334)        481,157         (65,307)
                                                  --------------  --------------  --------------
                Net cash provided by (used in)
                           operating activites        1,613,178       1,610,539      (1,570,471)
                                                  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisitions, net of cash acquired              (31,971,448)           -               -
    Purchase of equipment                            (2,501,308)       (611,713)     (1,052,669)
    Proceeds from sale of marketable equity
      securities                                        823,396            -            580,918
    Proceeds from sale of property and equipment        226,234            -             82,620
    Proceeds from disposition of cash
        value of life insurance                         884,895            -               -
    Disbursements on notes receivables,
        stockholders                                   (905,930)           -               -
    Proceeds from repayment of notes receivable,
        stockholders                                    458,428            -               -
    Disbursements on trademarks and trade names         (17,246)           -               -
    Disbursement on deferred debt expense                  -               -             (9,600)
    Purchase of real estate held for sale                  -               -            (60,486)
    Increase in cash value of life insurance            (25,272)        (52,524)           -
                                                  --------------  --------------  --------------
        Net cash used in investing activities       (33,028,251)       (664,237)       (459,217)
                                                  --------------  --------------  --------------


                                 - Continued -

                See Notes to Consolidated Financial Statements

                     FLANDERS CORPORATION AND SUBSIDIARIES

    Years Ended December 31, 1996, December 31, 1995 and December 30, 1994


                                                       1996            1995            1994
                                                  --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on revolving credit agreement            (58,637,083)    (38,562,227)    (27,064,360)
  Proceeds from revolving credit agreement           67,618,777      38,329,791      28,369,813
  Proceeds from long-term borrowings                  9,340,200            -            526,932
  Principal payments on long-term borrowings         (2,782,871)       (481,147)       (437,786)
  Proceeds from issuance of common stock, net of
    committed capital                                11,894,353       2,596,024           9,289
  Disbusement of loan origination fees                 (634,689)           -               -
  Purchase of common stock for retirement                  -            (11,638)        (30,409)
  Proceeds from exercise of options and warrants         33,000            -               -
  Proceeds from issuance of convertible debt          4,000,000            -               -
                                                  --------------  --------------  --------------
       Net cash provided by financing activities     30,831,687       1,870,803       1,373,479
                                                  --------------  --------------  --------------
                 Net increase (decrease) in cash
                            and cash equivalents       (583,386)      2,817,105        (656,209)

CASH AND CASH EQUIVALENTS
  Beginning                                           2,973,797         156,692         812,901
                                                  --------------  --------------  --------------
  Ending                                           $  2,390,411    $  2,973,797    $    156,692
                                                  ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
    Cash payments for:
      Interest                                     $    732,976    $    667,117    $    446,019
                                                  ==============  ==============  ==============
      Income taxes                                 $  2,293,555    $     43,425    $    188,934
                                                  ==============  ==============  ==============

SUPPLEMENTAL SCHEDULE OF NONCASH
  FINANCING ACTIVITIES
    Fair value of warrants issued with
      convertible debt                             $     33,971    $       -       $       -
                                                  ==============  ==============  ==============
    Issuance of common stock as compensation       $       -       $       -       $     12,500
                                                  ==============  ==============  ==============
    Valuation and release from escrow of
      282,295 shares of common stock related
      to the Acquisitions                          $  2,681,803    $       -       $       -
                                                  ==============  ==============  ==============
    Commissions payable on gross proceeds from
      issuance of common stock                     $  1,130,000    $       -       $       -
                                                  ==============  ==============  ==============
    Issuance of 96,280 shares of common stock
      upon exercise of warrants in exchange
      for receivable                               $    240,700    $       -       $       -
                                                  ==============  ==============  ==============
    Capital lease obligation incurred for use
      of property and equipment                    $    284,250    $    350,000    $       -
                                                  ==============  ==============  ==============
    Indemnification of claims by Officers and
      Directors (Note 17)                          $       -       $    525,000    $       -
                                                  ==============  ==============  ==============

ACQUISITION OF COMPANIES (Note 14)
    Working capital acquired, net of
      cash and cash equivalents of $468,204        $  4,677,588    $       -       $       -
    Fair value of other assets, acquired,
      principally property and equipment             25,152,612            -               -
    Goodwill                                         10,823,053            -               -
    Long-term debt assumed                           (8,681,805)           -               -
                                                  --------------  --------------  --------------
                                                   $ 31,971,448    $       -       $       -
                                                  ==============  ==============  ==============


                See Notes to Consolidated Financial Statements

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  1.    Nature of Business and Significant Accounting Policies


Nature of business: Flanders Corporation (the "Company") primarily designs, manufactures and markets a broad range of air filtration products ranging from high performance laminar flow High Efficiency Particulate Air filters and charcoal filters for semiconductor manufacturing facilities, to residential furnace filters. The Company's air filtration products are utilized by many industries, including those associated with commercial and residential heating, ventilation and air conditioning systems (commonly known as "HVAC" systems), semiconductors, ultra-pure materials processing, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. The Company also provides installation supervision, filter testing, and certification services for installed systems. The Company sells its products primarily to cleanroom contractors, industrial users, heating, ventilation and air-conditioning wholesalers and retailers in North America, based on credit terms established for individual customers.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. One of the Company's subsidiaries has a subsidiary which was 63.0 percent owned for the years ended December 31, 1996 and 1995. All material intercompany accounts and transactions have been eliminated in consolidation.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents: The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. For purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions and certificates of deposit which have an original maturity of three months or less to be cash equivalents.

Inventories: Inventories are valued at lower of cost (first-in, first-out method) or market.

Goodwill: The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight line basis over 40 years. At each balance sheet date, the Company evaluates goodwill for impairment by comparing expectations of non-discounted future cash flows excluding interest costs with the carrying value of goodwill for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1996.

Trademarks and trade names: Trademarks and trade names are being amortized on a straight line basis over 17 years. At each balance sheet date, the Company evaluates the value of trademarks and tradenames for impairment by comparing expectations of non-discounted future cash flows excluding interest costs with the carrying value of trademarks and trade names for each trademark or trade name having a material unamortized balance. Based upon its most recent analysis, the Company believes that no impairment of trademarks and trade names exists at December 31, 1996.

Property and equipment: Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives. Amortization of capital leases is included in depreciation expense. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 1996.

Revenue recognition: All sales are recognized when shipments are made to customers.

Export sales: The Company sells some products for end users outside of the United States through domestic specialty cleanroom contractors. These sales are accounted for as domestic sales. The Company also sells products through foreign distributors, primarily in Europe, and a wholly owned subsidiary, which sells to customers in the Far East. Sales through foreign distributors and its wholly owned subsidiary total less than 5% of net sales.

Self insurance expenses: The Company has elected to self-insure its employees' health and accident insurance up to a maximum of $30,000 to $80,000 per occurrence, depending on the subsidiary. Expenses related to health claims are accrued during the period when the Company is notified of a claim or probable claim under the policy, including incurred but not reported claims, and adjusted when the actual claim is submitted.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Nature of Business and Significant Accounting Policies - Continued


Income taxes: Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Research and development: Research and development expenses and ongoing costs associated with improving existing products and manufacturing processes are expensed in the period incurred. Costs associated with research and development amounted to approximately $460,000, $120,000 and $158,000 for the years ended December 31, 1996, December 31, 1995 and December 30, 1994, respectively.

Reclassifications: Certain account balances for the years ended December 31, 1995 and December 30, 1994 have been reclassified with no effect on net income
(loss) or retained earnings to be consistent with the classification adopted for the year ended December 31, 1996.


Note 2. Restricted Cash and Committed Capital


At December 31, 1996, $8,000,005 of cash which was raised through a private placement in September and October of 1996 was held in escrow and was subject to a potential right of rescission in favor of two investors if a Registration Statement under the Securities Act of 1933 registering certain shares held by the two investors was not declared effective by January 15, 1997. This amount is reflected on the balance sheet at December 31, 1996 as "Restricted cash" and "Committed capital." The $8,000,005 was reclassified to "Cash" and "Additional paid-in capital" on January 6, 1997, the date such registration was declared effective.


Note 3.    Inventories


Inventories consists of the following at December 31, 1996 and 1995:


                                                                    1996             1995
                                                               --------------  --------------
Finished goods                                                  $  3,321,713    $    198,607
Work in progress                                                   1,490,438         879,987
Raw materials                                                      5,127,556       1,302,773
                                                               --------------  --------------
                                                                   9,939,707       2,381,367
Less allowance for obsolete raw materials                             45,000          60,000
                                                               --------------  --------------
                                                                $  9,894,707    $  2,321,367
                                                               ==============  ==============


Note 4.    Other Assets


Other assets consist of the following at December 31, 1996 and 1995:


                                                                    1996             1995
                                                               --------------  --------------
Real estate held for sale                                       $    266,486    $    266,486
Cash value of officers' life insurance                                77,796          52,524
Deferred expenses, net of accumulated amortization of
  $104,962 for 1996 and $17,814 for 1995                             565,025          14,532
                                                               --------------  --------------
                                                                $    909,307    $    333,542
                                                               ==============  ==============

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.    Intangible Assets


Intangible assets consist of the following at December 31, 1996 and 1995:

                                                                    1996             1995
                                                               --------------  --------------
Goodwill, net of accumulated amortization of $85,901            $ 13,012,439    $       -
Trademarks and trade names, net of accumulated
  amortization of $17,098                                          1,004,252            -
                                                               --------------  --------------
                                                                $ 14,016,691    $       -
                                                               ==============  ==============


Note 6.    Property and Equipment


Property and equipment consist of the following at December 31, 1996 and 1995:

                                                                                 Estimated
                                                   1996             1995        Useful Lives
                                              ---------------  --------------  --------------
Land                                           $     638,465    $    125,595
Buildings, including assets acquired under
  capital lease: 1996  $2,974,000; 1995  $0       15,049,245       5,534,094     15-30 years
Machinery and equipment, including assets
  acquired under capital lease:
  1996 $779,321; 1995 $20,906                     16,640,939       3,637,497        10 years
Office equipment                                   2,718,124       1,106,730         5 years
Vehicles                                             557,988         201,065         5 years
Construction in progress                           1,361,682         136,759
                                              ---------------  --------------
                                                  36,966,443      10,741,740
Less accumulated depreciation, including
  amortization applicable to assets
  acquired under capital lease:
  1996 $129,152; 1995 $20,906                      6,866,817       5,590,677
                                              ---------------  --------------
                                               $  30,099,626    $  5,151,063
                                              ===============  ==============

Total depreciation expense charged to operations totaled $1,382,741, $633,226 and $628,524 for the years ended December 31, 1996, December 31, 1995 and December 30, 1994, respectively.


Note 7.    Note Payable


The Company had prime plus 0.75 percent and prime plus 1.00 percent revolving loan agreements with a bank, which provided for maximum borrowings based on the lesser of defined borrowing bases and $5,000,000 and $1,500,000, respectively, at December 31, 1995. The weighted average interest rate at December 31, 1995 was 9.3 percent. The lender's prime rate at December 31, 1995 was 8.50 percent.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8.    Pledged Assets and Long-Term Debt


A summary of the Company's long-term debt, and collateral pledged thereon, consists of the following at December 31, 1996 and 1995:

                                                                    1996             1995
                                                               --------------  --------------

18% subordinated debentures, interest and principal due and
payable on the earlier of September 17, 1999 or the release
of $4,000,005 of cash to the Company which was held in escrow at December 31, 1996 pending the effectiveness of a
registration statement of the Company on or before January
15, 1997. The registration statement was declared effective
on January 6, 1997. See Notes 2 and 23.                         $  2,500,000    $       -

Prime plus 1.0 percent revolving credit agreement with a bank due September 1998, collateralized by a first security
interest on receivables, inventory, substantially all
machinery and equipment, securities and general
intangibles.(A)                                                   15,942,145            -

Prime plus 1.5 percent note payable to a bank due in
quarterly payments of $641,700 plus interest due September
1998, collateralized by a first security interest on
receivables, inventory, substantially all machinery and
equipment, securities, common stock of subsidiaries and
general intangibles. This note is subject to mandatory
prepayment provisions as provided in the loan document.(A)         4,869,130            -

Prime plus 0.25% notes payable to a mortgage company due in
monthly payments of $23,110 including interest through
January 2006, at which time all unpaid principal is due,
collateralized by a deed of trust on land and buildings with
a carrying value of $3,777,408.                                    2,154,497            -

10.125 percent note payable to a mortgage company, due in
monthly payments of $13,775, including interest through July
2004, collateralized by a first deed of trust on real
property with a carrying value of $1,106,805 and a second
security interest in certain machinery and equipment.                864,953         938,576

Note payable to a bank with interest at the One Month London
Interbank Offered Rate (LIBOR) plus 2.67%, due in monthly
payments of $5,670 plus interest through March 2001,
collateralized by equipment with a carrying value of
$316,983.                                                            289,170            -

7.058 percent fixed rate capital lease obligation, due in
monthly payments of $34,429, including interest through
September 2006, collateralized by land and buildings with a
carrying value of $2,924,433.                                      2,906,202            -

Various contracts payable including capital lease
obligations; interest rates from 5.9 percent to 10.25 percent and 7 percent to 10 percent at December 31, 1996 and 1995,
respectively, collateralized by certain equipment; due in
monthly payments of approximately $24,000 including interest at December 31, 1996 and monthly and quarterly payments of
approximately $2,000 and $2,665, respectively, including
interest at December 31, 1995 and expiring at various times
through September 2001.                                              630,170         822,189
                                                               --------------  --------------
                                                                  30,156,268       1,760,765
Less current maturities                                            4,379,973         454,181
                                                               --------------  --------------
                                                                $ 25,776,295    $  1,306,584
                                                               ==============  ==============

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8.    Pledged Assets and Long-Term Debt - Continued


(A) The lender's prime rate at December 31, 1996 was 8.25 percent. The revolving credit agreement provides for maximum borrowings based on the lesser of defined borrowing bases and $25,000,000 at December 31, 1996. The term loan agreement with the same bank provides for maximum borrowings of $6,500,000. The weighted average interest rate at December 31, 1996 was
      9.4 percent. The agreements expire in September 1998. Both notes are collateralized by a first security interest on receivables, inventory, substantially all machinery and equipment, securities, general intangibles and common stock of the subsidiaries. Balances due on the revolving loan agreement and the term loan agreement have been classified as long-term debt according to the provisions of Statement of Financial Accounting Standards No. 6, Classification of Short-Term Obligations Expected to be Refinanced, since subsequent to December 31, 1996, the Company completed an underwritten public offering for the purpose of repaying the debt on these loan agreements (Note 23). In connection with the revolving and term loan agreements, the Company has agreed to certain restrictive covenants which include, among other things, the lender's approval to pay dividends and maintenance of certain financial ratios at December 31, 1996, including tangible net worth of $20,290,000, debt to worth ratio of not more than 2.5 to 1.0, and various net worth covenants for the individual subsidiaries.

The Company was in violation of certain covenants with its lenders as of December 31, 1996; however, these violations have been waived by the lenders through January 1, 1998.

Aggregate maturities required on long-term debt as of December 31, 1996 are due in future years as follows:


Fiscal Years Ending
-------------------
      1997                                 $  4,379,973
      1998                                   20,306,761
      1999                                      637,460
      2000                                      649,116
      2001                                      565,988
      Later years                             3,616,970
                                          --------------
                                           $ 30,156,268
                                          ==============

The following is a schedule of future minimum lease payments under the capital leases together with the present value of the net minimum lease payments as of December 31, 1996:


Fiscal Years Ending
-------------------
      1997                                 $    747,076
      1998                                      538,790
      1999                                      534,306
      2000                                      498,030
      2001                                      438,811
      Later years                             1,964,581
                                          --------------
      Total minimum lease payments            4,721,594
      Less amounts representing interest      1,206,747
                                          --------------
                                           $  3,514,847
                                          ==============

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9.    Accounts Payable


Accounts payable consist of the following at December 31, 1996 and 1995:

                                                                    1996             1995
                                                               --------------  --------------
Accounts payable, trade                                         $  8,655,757    $  2,940,716
Commissions payable                                                2,007,761         460,092
Customer deposits                                                    339,069          24,214
                                                               --------------  --------------
                                                                $ 11,002,587    $  3,425,022
                                                               ==============  ==============


Note 10.    Accrued Expenses


Accrued expenses consists of the following at December 31, 1996 and 1995:

                                                                    1996             1995
                                                               --------------  --------------
Payroll (Note 15)                                               $    966,465    $    277,911
Insurance, including workers compensation                          1,118,711            -
Management fees, related party (Note 17)                                -             50,000
Sales and use taxes                                                   98,307          92,940
Interest                                                             502,134          31,884
Income taxes payable (Note 13)                                       478,713         481,157
Other                                                                375,781         232,747
                                                               --------------  --------------
                                                                $  3,540,111    $  1,166,639
                                                               ==============  ==============


Note 11.    Convertible Notes


In September 1996, the Company issued $4,000,000 of 10% Convertible Notes pursuant to Regulation S to certain unrelated offshore investors. The notes are payable on September 20, 1999 and are convertible at any time commencing forty-one (41) days after issuance into shares of common stock at a conversion price equal to the lower of (i) eighty-two percent (82%) of the average closing bid price for the seven (7) trading days immediately preceding the conversion date, or (ii) $9.00; provided, however, that in no event shall the conversion price be less than $5.00; provide further, that in no event shall the holder of the 10% Convertible Notes be entitled to convert any portion of such notes if such action would result in beneficial ownership by a holder and its affiliates of more than 4.9% of the outstanding shares of common stock. If the average closing bid price of the common stock over any continuous seven day trading period is less than $7.38 per share, the Company may redeem the convertible notes at a price equal to 115% of the outstanding principal amount of the notes. As of December 31, 1996, no notes had been converted. In connection with the 10% Convertible Notes, certain unrelated offshore investors were given a contractual right to receive, on the date of the conversion of the Notes into common stock, warrants to purchase such number of shares of common stock equal to ten percent (10%) of the number of common shares issued upon any such conversion. The exercise price of the warrants is equal to the amount per share at which the 10% Convertible Notes were converted into common stock.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12.    Stockholders' Equity


During the year ended December 31, 1996, the Company raised $18,764,358 through the sale of 3,371,204 shares of common stock in three private placements to accredited investors. Net proceeds, after commissions and expenses, for each offering consisted of: (i) $10,352,131 from an offering of 1,333,889 shares of its common stock at $9.00 per share completed in October 1996 (the "October Offering"); (ii) $7,339,573 from an offering of 1,537,315 shares of its common stock at $5.00 per share, completed in June 1996; and (iii) $1,072,654 from an offering of 500,000 shares of its common stock at $2.50 per share completed in January 1996. At December 31, 1996, $8,000,005 of the funds raised in the October Offering was subject to certain potential rights of rescission in favor of two investors, such that if a Registration Statement under the Securities Act of 1933 registering certain shares held by the two investors was not declared effective by January 15, 1997, the investors would have had the right to return their shares to the Company for the original price of the shares; such a Registration Statement was declared effective on January 6, 1997, and hence these potential rights of rescission were never realized.

On December 29, 1995, the Company completed a private placement offering of 1,100,000 shares of the Company's common stock at $2.50 per share to accredited investors. The net proceeds to the Company after commissions and expenses from the offering totaling $319,896 amounted to $2,430,104.

The President and Vice President/Chief Financial Officer of the Company have options to purchase 3,321,021 and 2,214,014 shares, respectively, of the Company's common stock from two stockholders of the Company at an option price of $2.50 per share. The options expire November 29, 1997.


Note 13.    Income Tax Matters


The components of income tax expense for the years ended December 31, 1996, December 31, 1995 and December 30, 1994 are as follows:

                                                       1996            1995            1994
                                                  --------------  --------------  --------------
Current:
  Federal                                          $  1,750,374    $    419,492    $    106,402
  State                                                 540,737         105,090            -
                                                  --------------  --------------  --------------
                                                      2,291,111         524,582         106,402
                                                  --------------  --------------  --------------
Deferred:
  Federal                                               (42,509)        130,000          40,000
  State                                                 (71,011)         30,000          30,000
                                                  --------------  --------------  --------------
                                                       (113,520)        160,000          70,000
                                                  --------------  --------------  --------------
                                                   $  2,177,591    $    684,582    $    176,402
                                                  ==============  ==============  ==============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for years ended December 31, 1996, December 31, 1995 and December 30, 1994 due to the following:

                                                       1996            1995            1994
                                                  --------------  --------------  --------------
Computed "expected" tax expense                    $  1,962,269    $    622,280    $     58,126
Increase (decrease) in income taxes resulting from:
  Nondeductible expenses                                 33,158          50,980         140,037
  State income taxes net of federal tax benefit         152,460          89,159          19,818
  Change in valuation allowance                          22,822         (32,490)        (23,680)
  Exercise of stock options                             (37,433)           -               -
  Benefit of income taxed at lower rates                   -               -             (7,309)
  Tax credits                                           (10,914)        (45,347)        (10,590)
  Other                                                  55,229            -               -
                                                  --------------  --------------  --------------
                                                   $  2,177,591    $    684,582    $    176,402
                                                  ==============  ==============  ==============

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13.    Income Tax Matters - Continued


Net deferred tax assets and liabilities consist of the following components as of December 31, 1996 and 1995:

                                                                    1996             1995
                                                               --------------  --------------
Deferred tax assets:
  Accounts receivable allowance                                 $     48,064    $     46,150
  Inventory allowances                                               284,930         107,786
  Accrued expenses                                                   541,314            -
  Loss carryforwards                                                  85,009            -
                                                               --------------  --------------
                                                                     959,317         153,936
  Less valuation allowance                                            38,797          15,975
                                                               --------------  --------------
                                                                     920,520         137,961
Deferred tax liabilities:
  Property and equipment                                           4,466,676          77,961
                                                               --------------  --------------
                                                                $ (3,546,156)   $     60,000
                                                               ==============  ==============

The components giving rise to the net deferred tax assets and liabilities described above have been included in the accompanying consolidated balance sheets at December 31, 1996 and 1995 as follows:

                                                                    1996             1995
                                                               --------------  --------------
Current assets                                                  $    920,520    $    137,961
Noncurrent liabilities                                            (4,466,676)        (77,961)
                                                               --------------  --------------
                                                                $ (3,546,156)   $     60,000
                                                               ==============  ==============


Note 14.    Mergers and Acquisitions

On January 22, 1996, Elite Acquisitions, Inc. stockholders approved a change of domicile reincorporation merger with Flanders Corporation, a newly formed wholly-owned North Carolina company, whereby Elite Acquisitions, Inc. would merge with Flanders Corporation in a share for share stock exchange with Flanders Corporation being the surviving company. The Merger Agreement and Articles of Merger were effective as of January 29, 1996. As a result of the merger, the financial statements of Elite Acquisitions, Inc. have been presented as those of Flanders Corporation and the authorized capitalization of Flanders Corporation consisting of 50,000,000 shares of common stock, at a par value of $.001, and 10,000,000 shares of preferred stock, at a par value of $.001, has been presented as the capital structure of the company.

On May 31, 1996, the Company completed the acquisition of all the outstanding stock of Charcoal Service Corporation ("CSC"), a competing carbon filter and containment manufacturer, as well as the land and building on which CSC operates that was owned by the stockholders of CSC. The total cost of acquisition, net of cash acquired, was approximately $4,497,000, and up to 100,000 shares of the Company's common stock, which are being held in escrow pending the evaluation of certain future performance criteria. Upon achieving certain performance criteria, the common stock will be released from escrow, valued at the market price on the date of release and will be added to the goodwill associated with the purchase transaction and amortized over the remaining amortization period of the respective goodwill asset. The acquisition was funded by private placement of the Company's common stock which were completed in June 1996. The effective date of the acquisition is March 1, 1996, and the Company's financial statements include the operating activities and assets of CSC from that date. As of December 31, 1996, 20,000 CSC escrow shares with a market value of $190,000 were released from escrow to the CSC sellers.

On June 15, 1996, the Company completed the acquisition of all the outstanding stock of Air Seal Filter Housings, Inc. ("Airseal"), as well as the land and building on which Airseal operates that was owned by the stockholders of Airseal. The total cost of acquisition, net of cash acquired, was approximately $2,270,000 and up to 150,000 shares of the Company's common stock, which are being held in escrow pending the evaluation of certain future performance criteria. Upon achieving certain performance criteria, the common stock will be released from escrow, valued at the market price on the date of release and will be added to the goodwill associated with the purchase transaction and amortized over the remaining amortization period of the respective goodwill asset. The acquisition was funded by a private placement of the Company's common stock completed in June 1996. The effective date of the acquisition was May 31, 1996, and the Company's financial statements include the operating activities and assets of Airseal from that date.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14.    Mergers and Acquisitions - Continued


On September 23, 1996, the Company acquired all the outstanding stock of Precisionaire, Inc. ("Precisionaire"), a manufacturer of precision air filters, containment systems and filtration equipment, as well as a tract of land and a building on which Precisionaire operates that was owned effectively by the majority stockholders of Precisionaire. The total cost of acquisition, net of cash acquired, was approximately $25,205,000 with a post closing valuation allowance of up to 786,885 shares of the Company's common stock, which are held in escrow, to be released only if certain performance criteria are met. Upon achieving certain performance criteria, the common stock will be released from escrow, valued at the market price on the date of release and added to the goodwill associated with the purchase transaction and amortized over the remaining amortization period of the respective goodwill asset. The acquisition of Precisionaire, Inc. was funded by a private placement of the Company's common stock, subordinated debentures and convertible debt, closed on October 16, 1996, a credit facility provided by NationsBank consisting of (1) a revolving credit facility in the maximum principal amount of $25,000,000 and (2) a term loan facility in the maximum principal amount of $6,500,000, and the assumption of approximately $2,200,000 of debt associated with a mortgage on the purchased land and building. The effective date of the acquisition for financial statement purposes was September 30, 1996, and the Company's financial statements include the operating activities and assets of Precisionaire from that date. As of December 31, 1996, 262,295 Precisionaire escrow shares with a market value of $2,491,803 were released from escrow to the Precisionaire sellers.

Summarized below are the unaudited pro forma results of operations of the Company as though Precisionaire, CSC and Airseal had been acquired at the beginning of the fiscal years ended December 31, 1996 and 1995.

                                                                    1996             1995
                                                               --------------  --------------
Revenues                                                        $128,221,517    $107,983,759
                                                               ==============  ==============
Net income                                                      $  5,678,195    $  2,718,764
                                                               ==============  ==============
Net income per common share, primary                            $       0.30    $       0.20
                                                               ==============  ==============
Net income per common share, fully diluted                      $       0.30    $       0.18
                                                               ==============  ==============


Note 15.    Employment Agreements and Discretionary Bonuses


The Company has employment agreements with its President and Chief Executive Officer, its Vice President Finance/Chief Financial Officer, and its Vice President Operations, which expire on various dates from December 2000 through September 2001. In addition to a base salary, the agreements provide for a termination payment ranging from one hundred to two hundred and fifty percent of their base compensation in the event the officers' employment is terminated under various circumstances.

The Company pays discretionary cash bonuses to its employees. The amount of these cash bonuses included in cost of goods sold and operating expenses totaled approximately $296,000, $50,000 and $30,000 for the years ended December 31, 1996, December 31, 1995 and December 30, 1994, respectively. During the year ended December 30, 1994, the Company issued 28,543 shares of common stock with a value of $12,500 to employees of the Company and charged to operating expenses with credits to common stock for $28 and paid-in capital for $12,472.

Note 16. Employee Benefit Plans

Due to the Acquisitions, the Company currently has four defined contribution 401(k) salary reduction plans intended to qualify under section 401(a) of the Internal Revenue Code of 1986, as amended: One for each of Flanders Filters, Inc. ("FFI"), CSC, Airpure and Precisionaire (collectively, the "401(k) Plans"). The Company is in the process of combining the 401(k) Plans into a single plan. The 401(k) Plans allow employees to defer up to the lesser of a plan defined limit ranging from 12 percent to 20 percent of their salary, depending on which of the 401(k) plan the employees participate, or such amount as determined by the U.S. Secretary of the Treasury, with the Company contributing an amount determined by its Board of Directors each year. The Company contributed approximately $44,000, $18,000 and $33,000 to the 401(k) Plans for the years ended December 31, 1996, December 31, 1995 and December 30, 1994, respectively.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16.    Employee Benefit Plans - Continued


The Company employee benefit program also includes health, accident, dental and life insurance and disability benefits. The Company has elected to self-insure the health and accident insurance at an individual maximum of $1 million for several subsidiaries. The Company also maintains a stop loss policy which covers 100 percent of liability from $30,000 to $1,000,000. A separate subsidiary maintains a stop loss policy which covers 100 percent of liability over $80,000 per occurrence. The employer's portion of claims charged to operations for the years ended December 31, 1996, December 31, 1995 and December 30, 1994 totaled approximately $222,000, $314,000 and $251,000, respectively.

During the year ended December 31, 1996, the Company adopted the Long Term Incentive Plan ("LTI Plan") to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 2,000,000 shares of Common Stock reserved for award under the LTI Plan. During the year ended December 31, 1996, the Company awarded options to purchase 236,520 shares of common stock under the LTI Plan. See Note 20.

During the year ended December 31, 1996, the Company also awarded options to purchase a total of 4,000,000 shares of its common stock to two of its officers and directors and options to purchase a total of 900,000 shares of its common stock to consultants to the Company. See Note 20

As permitted under generally accepted accounting principles, grants under the LTI Plan and other grants of options made during the year are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the LTI Plan, since all options granted had an exercise price at or above the market price of the Company's common stock on the date of grant. Had compensation cost for the LTI Plan been determined based on the grant date fair values of awards using the Black-Scholes option pricing model (the method described in FASB Statement No.
123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below for the years ended December 31, 1996 and 1995:

                                                                    1996             1995
                                                               --------------  --------------
Net income:
  As reported                                                   $  3,593,788    $  1,145,654
  Pro forma                                                     $    765,682    $    843,243
Primary earnings per share:
  As reported                                                   $       0.21    $       0.12
  Pro forma                                                     $       0.04    $       0.09
Fully diluted earnings per share:
  As reported                                                   $       0.21    $       0.12
  Pro forma                                                     $       0.04    $       0.09

Weighted average fair value per option of options
  granted during the year                                       $       0.89    $       0.20


In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option pricing method prescribed in FASB Statement No. 123, with the following assumptions: Dividend rate of 0%; risk-free interest rates based upon the zero- coupon rate on the date of grant for the expected life of the option; and expected price volatility based upon the trading history of a comparable public company during the period ended on the date of grant. The weighted average assumptions for options granted in 1996 were as follows: Dividend rate of 0%; average risk-free interest rate of 5.46%; average expected lives of 2.4 years; and average expected price volatility of 20.0%.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17.    Related Party Transactions and Balances


Three of the officers and directors of the Company entered into an Indemnity Agreement with FFI whereby the officers and directors will collectively deposit up to $1,500,000 into an escrow fund to indemnify FFI for the payment of a $525,000 judgment arising from the lawsuits against FFI by Hartford Casualty Insurance Co. v. Flanders Filters, Inc., case no. 92-CVS-07766; and St. Paul Fire and Marine Insurance Co. v. Flanders Filters, Inc., case no. 93-CVS-2798, and potential environmental issues at FFI's facility in Washington, North Carolina (See also Note 22). The indemnification is limited to $1,500,000 and in no event will any of the individuals named be required to contribute more than $500,000 each. The indemnification has been recorded as a contribution to capital for all known amounts, during the period at which the amount of the claims became known. The officers and directors have complied with the Agreement whereby payments of $525,000 were made to the respective insurance companies. Expenses related to the Insurance Companies' claims totaled $0, $375,000 and $150,000 for the years ended December 31, 1996, December 31, 1995 and December 30, 1994, respectively.

ABB Partnership, as landlord, and Flanders Airpure Products, a subsidiary of FFI, as tenant, entered into a Lease Agreement, dated July 31, 1995. ABB Partnership is controlled by the president of the Company. The lease, which is a month to month lease of $10,938 per month, was entered into on terms believed by Airpure to be fair and reasonable and generally reflective of market conditions. The expense for this lease for the years ended December 31, 1996 and 1995 amounted to $84,375 and $6,250, respectively.

LBH Realty, as landlord, and Precisionaire, as tenant, entered into a year-to-year Lease Agreement. A Director of the Company is the managing partner of LBH Realty. The year-to-year lease was entered into on terms believed by the Company to be fair and reasonable and generally reflective of market conditions. The expense for this lease for the year ended December 31, 1996 amounted to approximately $49,000.

Transactions with Flanders Equity Corporation, a company affiliated through common ownership, consisted of $0, $532,000 and $420,000 during the years ended December 31, 1996, December 31, 1995 and December 30, 1994, respectively, recorded as management fees expense. Liabilities at December 31, 1996 and 1995 included amounts owed to Flanders Equity Corporation of $0 and $50,000, respectively, included on the balance sheet as accrued management fees (See Note
10).

At December 31, 1996, the Company had notes receivable of $905,930 due from various directors, officers and employees with interest thereon varying between 7% and 8.5%, maturing in 1997.

Note 18. Lease Commitments and Total Rental Expense

Certain equipment and buildings are leased under agreements expiring between 1997 and 2001. The following is a schedule for the total rental commitments under these leases as of December 31, 1996:


Fiscal Years Ending
-------------------
      1997                                 $  209,162
      1998                                    156,789
      1999                                    128,867
      2000                                     92,246
      2001                                     62,168
                                          ------------
                                           $  649,232
                                          ============

The total rental expense charged to operations totaled approximately $465,000, $148,000 and $208,000 for the years ended December 31, 1996, December 31, 1995 and December 30, 1994, respectively.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 19.    Disclosures About Fair Value of Financial Instruments


The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash equivalents: The carrying amount approximates fair value at December 31, 1996 and 1995 because of the short maturity of those instruments.

Notes receivable, related party: Based on the investing rates currently available to the Company from financial institutions with similar maturities, the fair value of notes receivable, related party, approximates the carrying value.

Notes payable, long-term debt and convertible debt: Based on the borrowing rates currently available to the Company for bank loans with similar maturities and similar collateral requirements, the fair value of notes payable and long-term debt approximates the carrying amounts at December 31, 1996 and 1995.


Note 20.    Stock Options and Warrants


During the year ended December 31, 1996, the Company granted options to purchase 236,520 shares of common stock under its LTI Plan, with exercise prices ranging from $2.50 per share to $9.50 per share. The Company also issued 900,000 shares to consultants with exercise prices ranging from $2.50 per share to $3.50 per share, and 4,000,000 shares to officers and directors with exercise prices ranging from $2.50 per share to $7.50 per share. All options granted during the year ended December 31, 1996 were non-qualified fixed price options, and were exercisable at December 31, 1996.

The following table summarizes the activity related to the Company's stock options and warrants for the years ended December 31, 1996 and 1995:

                                                                              WEIGHTED AVERAGE
                                        SHARES            EXERCISE PRICE       EXERCISE PRICE
                                  ------------------         PER SHARE            PER SHARE
                                             STOCK   ----------------------- -----------------
                                  WARRANTS  OPTIONS   WARRANTS     OPTIONS   WARRANTS  OPTIONS
                                  -------- --------- ----------- ----------- --------- -------
Outstanding at January 1, 1995      -           -
  Granted                         61,280   2,500,000  $ 2.50      $ 1.00      $ 2.50    $ 1.00
  Exercised                         -           -
  Canceled or expired               -           -
                                  -------- ---------
Outstanding at December 31, 1995  61,280   2,500,000  $ 2.50      $ 1.00      $ 2.50    $ 1.00
  Granted                         97,712   5,136,520 $2.50-$9.63 $2.50-$9.50  $ 5.29    $ 4.61
  Exercised                       96,280      13,200  $ 2.50      $ 2.50      $ 2.50    $ 2.50
  Canceled or expired             37,712        -
                                  -------- ---------
Outstanding at December 31, 1996  25,000   7,623,320  $ 9.63     $1.00-$9.50  $ 9.63    $ 3.43
                                  ======== =========
Exercisable at December 31, 1996  25,000   7,623,320 $2.50-$9.63 $1.00-$9.50  $ 9.63    $ 3.43
                                  ======== =========

The warrants and options expire at various dates ranging from December 1998 to July 2001. A further summary of information related to fixed options outstanding at December 31, 1996 is as follows:

                                  Options Outstanding
                    ------------------------------------------------------
                                    Weighted Average
  Range of             Number          Remaining         Weighted Average
Exercise Prices     Outstanding     Contractual Life      Exercise Price
---------------     -----------    ------------------   ------------------
   $ 1.00            2,500,000         3.88 Years            $ 1.00
     2.50            2,806,320         3.35                    2.50
     3.50              200,000         2.00                    3.50
 6.94 to 7.50        2,077,000         4.42                    7.49
     9.50               40,000         4.50                    9.50


                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 21.    Earnings per share

The computation of earnings per common share and common share equivalent is done according to the treasury method, which is based upon the weighted average number of common shares outstanding during the period. Earnings per common and common equivalent share include the effect of the stock options and warrants mentioned in Note 20 as if the options and warrants had been exercised at the date the options and warrants were granted. The number of common shares outstanding was increased by the number of shares issuable under the stock options and warrants and this theoretical increase in the number of common shares was reduced by the number of common shares which are assumed to have been repurchased with the applicable portion of the proceeds from the exercise of the options and warrants.

Primary earnings per common and common equivalent share for the years ended December 31, 1996, December 31, 1995 and December 30, 1994 were calculated as follows:

                                                       1996            1995            1994
                                                  --------------  --------------  --------------
Net income (loss)                                  $  3,593,788    $  1,145,654    $     (5,443)
                                                  ==============  ==============  ==============

Weighted average shares outstanding                  13,171,439       9,831,996       9,693,478
     Add:  weighted average shares related to
     exercisable warrants and options reduced by
     the shares that could be purchased with
     the proceeds                                     3,870,492            -               -
                                                  --------------  --------------  --------------
Adjusted weighted average shares
     outstanding                                     17,041,931       9,831,996       9,693,478
                                                  ==============  ==============  ==============

Net income per common share                        $       0.21    $       0.12    $       -
                                                  ==============  ==============  ==============

Fully diluted earnings per common and common equivalent share for the years ended December 31, 1996, December 31, 1995 and December 30, 1994 were calculated as follows:

                                                       1996            1995            1994
                                                  --------------  --------------  --------------
Net income (loss)                                  $  3,593,788    $  1,145,654    $     (5,443)
    Interest on convertible debt, net of taxes          148,110            -               -
                                                  --------------  --------------  --------------
                                                   $  3,741,898    $  1,145,654    $     (5,443)
                                                  ==============  ==============  ==============

Weighted average shares outstanding                  13,762,092       9,831,996       9,693,478
     Add:  weighted average shares related to
     exercisable warrants and options reduced
     by the shares that could be purchased
     with the proceeds                                4,310,179            -               -
Adjusted weighted average shares
     outstanding                                     18,072,271       9,831,996       9,693,478
                                                  --------------  --------------  --------------
Net income per common share                     $           0.21          $          0.12          $               -
                                                  ==============  ==============  ==============


Note 22.    Litigation


The Company is currently being monitored by the United States Environmental Protection Agency ("EPA") for possible environmental contamination at one of its main facilities. The Company has entered into an agreement with the EPA to conduct monthly monitoring of groundwater. The Company estimates the monitoring will last from 3-5 years, with total cost not to exceed $45,000. The Company has received a limited indemnification from certain directors, officers and shareholders of the Company of approximately $975,000 with respect to the claims by the EPA; however, there can be no assurance that the amount of this indemnification will be sufficient to cover the aggregate of liabilities asserted by the EPA (See also Note 17).

Additionally, from time to time, the Company is also a party to various legal proceedings incidental to its business. Management believes none of these proceedings are material to the conduct of the Company's business, operations or financial condition.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 23.    Subsequent Events

On March 7, 1997, the Company completed the purchase of the majority of the assets of BB&D Manufacturing, Inc., and Intermountain Painting and Subassembly, Inc. Assets acquired included fixed assets, inventory and backlog. The assets were placed in a newly formed subsidiary, Airseal West, Inc. ("Airseal West"), located in Salt Lake City, Utah. Airseal West will manufacture specialty and standard housings for air filtration and HVAC systems, as well as integrated custom industrial-grade HVAC systems.

On January 22, 1997, the Company completed an underwritten public secondary offering dated January 16, 1997, of 1,600,000 shares of the Company's common stock at $9.50 per share (the "Offering"). Net proceeds to the Company after deducting commissions and expenses from the offering totaling approximately $1,720,000 amounted to $13,480,000. The Company utilized the entire amount of the proceeds from the offering to relieve long-term and convertible debt. On January 31, 1997, the Underwriter of the Offering exercised their over-allotment option to purchase 240,000 shares of the Company's common stock at $9.50 per share. Net proceeds to the Company after deducting commissions and expenses from the over-allotment totaling approximately $164,000 amounted to $2,116,000. Net proceeds from the Offering, including the over-allotment, were $15,596,000.

The following unaudited pro forma balance sheet sets forth the balance sheet of the Company as of December 31, 1996, adjusted to reflect the receipt and initial application of the proceeds of both the Offering and the over-allotment option:


            UNAUDITED SUMMARY PRO FORMA CONSOLIDATED BALANCE SHEET
                               December 31, 1996


ASSETS
-------------------------------------------------------  --------------
Current assets                                              33,892,787
Other assets                                                   909,307
Intangible assets                                           14,016,691
Property and equipment, net                                 30,099,626
                                                         --------------
                                                          $ 78,918,411
                                                         ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                         18,522,670
Long-term debt, less current maturities                      2,980,261
Convertible debt                                             4,000,000
Deferred income taxes                                        4,466,676
Commitments and contingencies                                     -
Stockholders' equity                                        48,948,804
                                                         --------------
                                                          $ 78,918,411
                                                         ==============

                         FINANCIAL STATEMENT SCHEDULES

           INDEPENDENT AUDITOR'S REPORT ON THE SUPPLEMENTAL SCHEDULE



To the Board of Directors
Flanders Corporation
Washington, North Carolina


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated Supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commissions rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


/s/  McGladrey & Pullen, LLP

New Bern, North Carolina
February 7, 1997

                     FLANDERS CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 1996, December 31, 1995 and December 30, 1994


                                                                      Additions
                                                               ----------------------
                                                   Balance at  Charged to  Charged to                           Balance
                                                   Beginning    Cost and     Other                              at End
                  Description                      of Period    Expense     Accounts       Deductions          of Period
                  -----------                      ----------  ----------  ----------      ----------          ---------
For the year ended Dec. 31, 1996
  Allowance for doubtful accounts                  $ 148,000   $    -      $ 318,903<F3>   $(120,423)<F1><F2>  $346,480
  Allowance for inventory value                       60,000        -        100,000<F3>    (115,000)<F2>        45,000
  Valuation allowance for deferred tax assets         15,975      38,797       3,404<F3>     (19,379)<F2>        38,797
                                                   ----------  ----------  ----------      ----------          ---------
    Total                                          $ 223,975   $  38,797   $ 422,307       $(254,802)          $430,277
                                                   ==========  ==========  ==========      ==========          =========


For the year ended Dec. 31, 1995
  Allowance for doubtful accounts                  $  40,000   $ 121,799   $    -          $ (13,799)<F1>      $148,000
  Allowance for inventory value                      105,000        -           -            (45,000)<F2>        60,000
  Valuation allowance for deferred tax assets         48,465        -           -            (32,490)<F2>        15,975
                                                   ----------  ----------  ----------      ----------          ---------
    Total                                          $ 193,465   $ 121,799   $    -          $ (91,289)          $223,975
                                                   ==========  ==========  ==========      ==========          =========

For the year ended Dec. 30, 1994
  Allowance for doubtful accounts                  $  65,500   $    -      $    -          $ (25,500)<F1><F2>  $ 40,000
  Allowance for inventory value                      174,134        -           -            (69,134)<F2>       105,000
  Valuation allowance for deferred tax assets         72,145        -           -            (23,680)<F2>        48,465
                                                   ----------  ----------  ----------      ----------          ---------
    Total                                          $ 311,779   $    -      $    -          $(118,314)          $193,465
                                                   ==========  ==========  ==========      ==========          =========


<F1>
    Uncollected receivables written-off, net of recoveries.
<F2>
    Reduction in valuation allowance.
<F3>
    Increase due to acquisition of subsidiaries.