Form 10-Q
period 1997-03-31
FLANDERS CORP
filed 1997-05-15
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                          --------------------------

                                  FORM 10-Q


    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997
                        Commission File No.   0-27958


                             FLANDERS CORPORATION
            (Exact name of registrant as specified in its charter)


            North Carolina                                    13-3368271
   (State or other jurisdiction of                     (IRS Employer ID Number)
   incorporation or organization.)


   531 Flanders Filters Road, Washington, North Carolina            27889
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


     17,951,103 shares common stock, par value $.001, as of May 13, 1997
                               (Title of Class)

                             FLANDERS CORPORATION
                                  FORM 10-Q
                       FOR QUARTER ENDED MARCH 31, 1997


PART I - FINANCIAL INFORMATION                                            Page

    Item 1 -

        Financial Statements

            Consolidated Condensed Balance Sheet for March 31,
                1997 and December 31, 1996                                  2

            Consolidated Condensed Statements of Operations for
                the three months ended March 31, 1996 and 1995              4

            Consolidated Condensed Statements of Shareholders'
                Equity for the three months ended March 31, 1997
                and the year ended December 31, 1996                        5

            Consolidated Condensed Statements of Cash Flows for
                the three months ended March 31, 1997 and 1996              6

            Notes to Consolidated Condensed Financial Statements            7

    Item 2 -

        Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            10

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                             15

    Item 2 - Changes in Securities                                         15

    Item 3 - Defaults Upon Senior Securities                               15

    Item 4 - Submission of Matters to a Vote of Security Holders           15

    Item 5 - Other Information                                             15

    Item 6 - Exhibits and Reports on Form 8-K                              15


SIGNATURES                                                                 17

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET


                                                     March 31,     December 31,
ASSETS                                                 1997            1996
------------------------------------------------  --------------  --------------
                                                    (unaudited)
Current assets
  Cash and cash equivalents                        $  2,627,699    $  2,390,411
  Restricted cash (See Note 3)                             -          8,000,005
  Short-term investments                                294,590            -
  Receivables:
    Trade, less allowance for doubtful
      accounts of $160,000 at March 31, 1997;
      $346,480 at December 31, 1996                  16,312,110      17,906,879
    Related party                                     1,447,700         905,930
    Other                                               106,804         786,811
  Inventories (See Note 2)                           10,822,173       9,894,707
  Deferred taxes                                        927,091         920,520
  Other current assets                                1,866,178         687,524
                                                  --------------  --------------
            Total current assets                     34,404,345      41,492,787

Other assets                                            346,980         909,307
Intangible assets, net                               13,755,739      14,016,691
Property and equipment, net of accumulated
  depreciation and amortization of
  $7,641,220 at March 31, 1997;
  $6,866,817 at December 31, 1996                    31,526,810      30,099,626
                                                  --------------  --------------
                                                   $ 80,033,874    $ 86,518,411
                                                  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------
Current liabilities
  Current maturities of long-term debt             $    549,122    $  4,379,973
  Accounts payable                                   10,242,576      11,002,587
  Accrued expenses and other current liabilities      5,196,878       3,540,110
                                                  --------------  --------------
            Total current liabilities                15,988,576      18,922,670

Long-term debt, less current maturities               5,776,927      25,776,295
Convertible debt                                      3,200,000       4,000,000
Deferred income taxes                                 4,473,247       4,466,676
Committed capital (See Note 3)                             -          8,000,005
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value,
    10,000,000 shares authorized; none issued              -               -
  Common stock, $.001 par value; 50,000,000
    shares authorized; issued and outstanding:
    17,906,103 at March 31, 1997;
    15,951,548 at December 31, 1995                      17,906          15,952
  Additional paid-in capital                         41,409,854      16,964,713
  Retained earnings                                   9,167,364       8,372,100
                                                  --------------  --------------
            Total stockholders' equity               50,595,124      25,352,765
                                                  --------------  --------------
                                                   $ 80,033,874    $ 86,518,411
                                                  ==============  ==============

           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                      Three Months ended
                                                            March 31,
                                                       1997            1996
                                                  --------------  --------------
Net sales                                          $ 27,866,841    $ 11,838,653
Cost of goods sold                                   20,863,277       8,959,269
                                                  --------------  --------------
            Gross Profit                              7,003,564       2,879,384
                                                  --------------  --------------
Operating expenses                                    5,742,603       1,972,326
                                                  --------------  --------------
            Operating income                          1,260,961         907,058
                                                  --------------  --------------
Nonoperating income (expense):
  Other income (expense)                                335,368          82,215
  Interest expense                                     (346,065)        (62,533)
                                                  --------------  --------------
                                                        (10,697)         19,682
                                                  --------------  --------------
            Income before income taxes                1,250,264         926,740

Income taxes                                            455,000         382,876
                                                  --------------  --------------
            Net income                             $    795,264    $    543,864
                                                  ==============  ==============

Earnings per weighted average common
  and common equivalent share
  outstanding:
    Primary                                        $       0.04    $       0.04
                                                  ==============  ==============
    Fully diluted                                  $       0.04    $       0.04
                                                  ==============  ==============

Weighted average common and common
  equivalent shares outstanding:
    Primary                                          21,600,038    13,950,135
                                                  ==============  ==============
    Fully diluted                                    22,636,923    14,563,796
                                                  ==============  ==============


           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                Additional
                                                    Common       Paid-In        Retained
                                                    Stock        Capital        Earnings
                                                  ----------  --------------  ------------
Balance, January 1, 1996                           $ 11,434       3,418,671     4,778,312
  Issuance of 3,371,204 shares of common stock
    related to the Private Offerings                  3,372      18,760,986          -
  Less committed capital (Note 3)                      -         (8,000,005)         -
  Issuance of 1,036,885 shares of common stock
    related to the Acquisitions                       1,037          (1,037)         -
  Valuation and release from escrow of 282,295
    shares of common stock related to the
    Acquisitions                                       -          2,681,803          -
  Issuance of 96,280 shares of common stock
    upon exercise of warrants                            96         240,604          -
  Issuance of 13,200 shares of common stock
    upon exercise of options                             13          32,987          -
  Income tax benefit from stock options
    exercised                                          -             37,433          -
  Fair value of warrants issued with
    convertible debt                                   -             33,971          -
  Receivables secured by stock related to
    exercise of warrants                               -           (240,700)         -
  Net income                                           -               -        3,593,788
                                                  ----------  --------------  ------------
Balance, December 31, 1996                           15,952      16,964,713     8,372,100
  Issuance of 102,555 shares of common stock
    upon conversion of convertible debt                 102         799,898          -
  Release of committed capital (Note 3)                -          8,000,005          -
  Issuance of 1,840,000 shares of common stock
    related to the secondary offering                 1,840      15,645,250          -
  Issuance of 12,000 shares of common stock
    upon exercise of warrants                            12          29,988          -
  Receivables secured by stock related to
    exercise of warrants                               -            (30,000)         -
  Net income (unaudited)                               -               -          795,264
                                                  ----------  --------------  ------------
Balance, March 31, 1997 (unaudited)                $ 17,906    $ 41,409,854    $9,167,364
                                                  ==========  ==============  ============


           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                    For the Three Months ended
                                                             March 31,
                                                       1997            1996
                                                  --------------  --------------
                   NET CASH PROVIDED (USED) BY
                          OPERATING ACTIVITIES     $  1,868,299    $   (964,613)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                              (1,740,637)       (432,032)
                                                  --------------  --------------
                            NET CASH (USED) BY
                          INVESTING ACTIVITIES       (1,740,637)       (432,032)

CASH FLOWS FROM FINANCING ACTIVITIES
  Release of restricted cash from escrow              8,000,005            -
  Short-term investments                                294,590            -
  Net change in long-term borrowings                (23,830,219)     (2,468,262)
  Proceeds from issuance of common stock             15,645,250       1,082,319
                   NET CASH PROVIDED (USED) BY
                          FINANCING ACTIVITIES          109,626      (1,385,943)
                                                  --------------  --------------
               NET INCREASE (DECREASE) IN CASH          237,288      (2,782,588)

CASH AT BEGINNING OF PERIOD                           2,390,411       2,973,797
                                                  --------------  --------------
                         CASH AT END OF PERIOD     $  2,627,699    $    191,209
                                                  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid for income taxes                     $    449,646    $    484,033
                                                  ==============  ==============
    Cash payments for interest                     $    198,146    $     62,533
                                                  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES
    Conversion of debentures plus accumulated
      interest into common stock                   $    834,798    $       -
                                                  ==============  ==============
    Issuance of 12,000 shares of common stock
      upon exercise of warrants in exchange
      for receivable                               $     30,000    $       -
                                                  ==============  ==============


           See Notes to Consolidated Condensed Financial Statements

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

Although the Company historically has specialized in HEPA and medium efficiency filters and equipment, the Company began a strategy of growth by acquisition in December 1995. During the first three months of 1997, the Company acquired the majority of the assets of Intermountain Paint and Sub-Assembly, Inc., and B B & D Manufacturing, Inc. ("BB&D") and placed them in a newly formed, majority owned subsidiary, Airseal West, Inc. ("Airseal West"). During 1996, the Company expanded its product line through the purchase of three other companies: Charcoal Service Corporation ("CSC"), Air Seal Filter Housings, Inc. ("Airseal") and Precisionaire, Inc. ("Precisionaire").

Interim financial statements: The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations, and cash flows. The results of operations and cash flows for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

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

Primary earnings per common and common equivalent share for the three month periods ended March 31, 1997 and 1996 were calculated as follows:

                                                        Three Months ended
                                                             March 31,
                                                       1997            1996
                                                  --------------  --------------
Net income                                         $    795,264    $    543,864

Weighted average shares outstanding                  16,457,212      11,807,626
     Add:  exercise of weighted average
     warrants and options reduced by the
     number of shares purchased with
     proceeds                                         5,142,826       2,142,509
                                                  --------------  --------------
Adjusted weighted average shares
     outstanding                                     21,600,038      13,950,135
                                                  ==============  ==============
Net income per common share                        $       0.04    $       0.04
                                                  ==============  ==============

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Nature of Business and Interim Financial Statements - Continued

Earnings per share - continued. Fully diluted earnings per common and common equivalent share for the three month periods ended March 31, 1997 and 1996 were calculated as follows:

                                                      Three Months ended
                                                            March 31,
                                                       1997            1996
                                                  --------------  --------------
Net income                                         $    795,264    $    543,864

Weighted average shares outstanding                  17,494,097      11,807,626
     Add:  exercise of weighted average
     warrants and options reduced by the
     number of shares purchased with
     proceeds                                         5,142,826       2,756,170
                                                  --------------  --------------
Adjusted weighted average shares
     outstanding                                     22,636,923      14,563,796
                                                  ==============  ==============
Net income per common share                        $       0.04    $       0.04
                                                  ==============  ==============

Note 2.    Inventories

Inventories consist of the following at March 31, 1997 and December 31, 1996:

                                                      3/31/97        12/31/96
                                                  --------------  --------------
Finished goods                                     $  4,229,453    $  3,321,713
Work in progress                                      1,454,521       1,490,438
Raw materials                                         5,183,199       5,127,556
                                                  --------------  --------------
                                                     10,867,173       9,939,707
Less allowance for obsolete raw materials                45,000          45,000
                                                  --------------  --------------
                                                   $ 10,822,173    $  9,894,707
                                                  ==============  ==============


Note 3.    Capital Transactions

Secondary offering. On January 22, 1997, the Company completed an underwritten public secondary offering dated January 16, 1997, of 1,600,000 shares of the Company's common stock at $9.50 per share (the "Offering"). Net proceeds to the Company after deducting commissions and expenses from the Offering totaling approximately $1,670,750 amounted to $13,529,250. The Company utilized the entire amount of the proceeds from the offering to pay down long-term and convertible debt. On January 31, 1997, the Underwriters of the Offering exercised their over-allotment option to purchase 240,000 shares of the Company's common stock at $9.50 per share. Net proceeds to the Company after deducting commissions and expenses from the over-allotment totaling approximately $164,000 amounted to $2,116,000, which were also used to pay down long-term debt. Net proceeds from the Offering, including the over-allotment, were $15,645,250.

Restricted cash. On January 6, 1997, a Registration Statement under the Securities Act of 1933 was declared effective registering certain shares purchased by two investors through a private placement in September and October 1996. Therefore, the potential right of rescission held by those two investors expired unrealized, and $8,000,005 of cash which had been held in escrow was released to the Company and used to pay down long-term debt.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.    Stock Options and Warrants

The following table summarizes the activity related to the Company's stock options and warrants for the three months ended March 31, 1997 and the year ended December 31, 1996:

                                                                                        Weighted Average
                                                                 Exercise Price          Exercise Price
                                                   Stock           per Share               per Share
                                      Warrants    Options     Warrants     Options     Warrants    Options
                                     ----------  ----------  -----------  ----------  ----------  ----------
Outstanding at January 1, 1996          61,280    2,500,000  $      2.50  $     1.00  $     2.50  $     1.00
  Granted                              109,712    5,136,520    2.50-9.63   2.50-9.50        5.29        4.61
  Exercised                             96,280       13,200    2.50-5.00        2.50        2.50        2.50
  Canceled or expired                   37,712         -
                                     ----------  ----------
Outstanding at December 31, 1996        37,000    7,623,320    2.50-9.63   2.50-9.50        7.32        3.43
  Granted                              170,256         -      8.14-11.40                   11.20
  Exercised                             12,000         -            2.50                    2.50
  Canceled or expired                     -            -
                                     ----------  ----------
Outstanding at March 31, 1997          195,256    7,623,320  $9.63-11.40  $1.00-9.50  $    11.00  $     3.43
                                     ==========  ==========
Exercisable at March 31, 1997          195,256    7,623,320  $9.63-11.40  $1.00-9.50  $    11.00  $     3.43
                                     ==========  ==========

The warrants expire at various periods through January 2002. The options expire at various times through July 2001.


Note 5.    Litigation

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 1997, except for the dismissal, on January 23, 1997, without prejudice, of a subsidiary of the Company from the following asbestos related civil lawsuit in Colorado District Court: Tibbets v. Flanders Filters, Inc., et al. A second asbestos-related lawsuit in Colorado District Court, Champion v. Flanders Filters, Inc., et al., was dismissed on April 2, 1997.

From time to time, the Company is a party to various legal proceedings incidental to its business. None of these proceedings are material to the conduct of the Company's business, operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto presented in Item 1. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below. See "Outlook".

Overview

The Company is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance air filtration products and related products, services and equipment. During 1996 and the first quarter of 1997, the Company experienced significant growth from the acquisition of other air filtration related companies. As of May 31, 1996, the Company acquired Charcoal Service Corporation ("CSC"), and on June 15, 1996, acquired Air Seal Filter Housings, Inc. ("Airseal"). As of September 23, 1996, the Company acquired Precisionaire, Inc. ("Precisionaire"). The acquisitions of CSC, Airseal and Precisionaire are sometimes referred to herein as the "Acquisitions". As of March 7, 1997, the Company acquired the majority of the assets of Intermountain Paint and Sub-Assembly, Inc., and B B & D Manufacturing, Inc. ("BB&D") and placed them in a newly formed, majority owned subsidiary, Airseal West, Inc. ("Airseal West"). The Company also established two new subsidiaries in 1996: Airpure West, Inc. ("Airpure West") and Flanders International, Ltd. ("FIL"). CSC specializes in the manufacture of high-end charcoal filters and containment environments, and has a service arm. Airseal and Airseal West produce customized mid-range housings and HVAC equipment. Precisionaire manufactures air filters and related products for commercial and residential air conditioning and heating systems. Airpure West manufactures mid-range filtration products for the Western U.S. FIL is a Singapore-based sales and marketing subsidiary marketing the Company's products to customers in the Pacific Rim. The results of operations for the acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the periods presented should be evaluated specifically in the context of the Acquisitions. Additionally, the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses into the Company's operations. There can be no guarantee that the Company will be able to achieve these gains in efficiency.

The Company believes the Acquisitions will have a positive impact on its future results of operations.


Results of Operations for Three Months Ended March 31, 1997 Compared to March 31, 1996

The following table summarizes the Company's results of operations as a percentage of net sales for the three months ended March 31, 1997 and 1996.


                                                        Three Months ended
                                                              March 31,
                                                  ----------------------------------
                                                        1997              1996
                                                  ----------------  ----------------
                                                          (000's omitted)
Net sales                                          27,867  100.0%    11,839  100.0%
Gross profit                                        7,004   25.1      2,879   24.3
Operating expenses                                  5,743   20.6      1,972   16.7
Operating income                                    1,261   4.5         907    7.7
Income before income taxes                          1,250   4.5         927    7.8
Income taxes                                          455   1.6         383    3.2
Net income                                            795   2.9         544    4.6

Net sales: Net sales for the three months ended March 31, 1997 increased by $15,028,000, or 135%, to $27,867,000 from $11,839,000 for the three months ended March 31, 1996. The increase was primarily due to the Acquisitions, which contributed approximately $19,583,000 of net sales, and two new subsidiaries, Airpure West and FIL, whose combined sales contributed approximately $477,000 to the Company's net sales. Sales from the Company's original subsidiaries, Flanders Filters, Inc. ("FFI") and Flanders Airpure Products, Inc. ("Airpure") decreased $3,011,000, or 25.4%, compared to the prior year quarter. The Company attributes this decrease to a cyclical slowdown in capital spending for new semiconductor facilities and the deferment of two major contracts for its laminar flow HEPA products to later periods.
See "Outlook".

Gross Profit: Gross profit for the three months ended March 31, 1997 increased by $4,125,000, or 143%, to $7,004,000, which represented 25.1% of net sales, from $2,879,000, which represented 24.3% of net sales, for the three months ended March 31, 1996. The primary reasons for the increase in gross profit margin were improvements in operating efficiency associated with focusing each manufacturing facility on a particular type of product, which reduced direct costs in the following areas: (i) reduced down time due to the switching lines between products; (ii) eliminated individual lot inventory tracking at the Company's Washington, NC facility required by regulations governing the manufacture of nuclear and biological containment environments by moving all containment environment manufacturing operations to CSC's plant in Bath, NC; and (iii) reduced training and coordination time at each location by reducing the number of certification and training hours required of employees by producing fewer types of products at each facility. Other factors affecting gross profit margins included lower profit margins from the newly started subsidiaries and the Company's ongoing automation project for stock product lines.

Operating expenses: Operating expenses for the three months ended March 31, 1997 increased by $3,771,000, or 191%, to $5,743,000, representing 20.6% of net sales, from $1,972,000, representing 16.7% of net sales, for the three months ended March 31, 1996. The primary reason for the overall increase in operating expenses was the Acquisitions, which accounted for $3,456,000 of the increase.
 .Operating expenses increased as a percentage of net sales compared to the prior year quarter, because FFI's sales volume was down compared to the prior year quarter while its operating expenses remained relatively flat.

Net income: Net income for the three months ended March 31, 1997 increased by $251,000, or 46%, to $795,000, or $0.04 per share, from $544,000, or $0.04 per share for the three months ended March 31, 1996. As a result of capital raising activities, including the sale of approximately 4,711,000 shares of common stock during the twelve months ended March 31, 1997, the Company's average primary and fully diluted shares outstanding increased to 21,600,000 and 22,637,000 shares outstanding, respectively, for the three months ended March 31, 1997, up from 13,950,000 and 14,564,000 shares, respectively, for the three months ended March 31, 1996.


Liquidity and Capital Resources

Working capital was $17,621,000 at March 31, 1997, compared to $22,570,000 at December 31, 1996. This includes cash, cash equivalents and other short-term investments of $2,922,000 and $2,390,000 at March 31, 1997 and December 31, 1996, respectively, and committed cash of $0 and $8,000,000 at March 31, 1997 and December 31, 1996, respectively. The $8,000,000 in committed cash and committed capital which was outstanding at December 31, 1996 was released in January 1997, and used to pay down long-term and convertible debt (see Note 3 to "Notes to Unaudited Consolidated Financial Statements"). Working capital does not include the unused portion of the Company's revolving credit line.

Trade receivables decreased $1,594,000, or 9.1%, to $16,312,000 at March 31, 1997 from $17,907,000 at December 31, 1996. The decrease was due to the lower volume of sales during the three months ended March 31, 1997, compared to the three months ended December 31, 1996.

Operations generated $1,868,000 of cash during the three months ended March 31, 1997, compared to using $965,000 for the three months ended March 31, 1996. Investing activities consumed $1,741,000 and $432,000 of cash during the three months ended March 31, 1997 and 1996, respectively, consisting primarily of the purchase of equipment and other assets. Financing activities generated $110,000 and consumed $1,386,000 of cash during the three months ended March 31, 1997 and 1996, respectively, with activities consisting primarily of payments on long-term debt and the sale of stock (see Note 3 to "Notes to Unaudited Consolidated Financial Statements").

The Company has arranged a credit facility with NationsBank consisting of a working capital revolving credit facility in the maximum principal amount of $25,000,000. As of March 31, 1997, the Company had used approximately $13,000 of the revolving credit facility.

On March 7, 1997, the Company acquired, through its majority owned subsidiary, Airseal West, the majority of the assets of BB&D. Assets acquired included fixed assets, inventory and the unbilled and uncompleted portion of ongoing orders. As consideration for such assets, the Company paid $403,000 and BB&D received forty percent of the outstanding stock of Airseal West. Airseal West will be located in Salt Lake City, Utah, and will manufacture specialty and standard housings for air filtration and HVAC systems, as well as integrated custom industrial-grade HVAC systems. It will also continue other job-shop related activities begun by BB&D.

On January 22, 1997, the Company completed an underwritten public secondary offering dated January 16, 1997, of 1,600,000 shares of the Company's common stock at $9.50 per share (the "Offering"). Net proceeds to the Company after deducting commissions and expenses from the Offering totaling approximately $1,670,750 amounted to $13,529,250. The Company utilized the entire amount of the proceeds from the offering to pay down long-term and convertible debt. On January 31, 1997, the Underwriters of the Offering exercised their over-allotment option to purchase 240,000 shares of the Company's common stock at $9.50 per share. Net proceeds to the Company after deducting commissions and expenses from the over-allotment totaling approximately $164,000 amounted to $2,116,000, which were also used to pay down long-term debt. Net proceeds from the Offering, including the over-allotment, were $15,645,250.

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

Outlook

This Outlook section, and other sections of the document, contains many "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others (i) results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (ii) the Company's business strategy for expanding its market share of the air filtration industry (iii) the Company's strategy to increase the size and customer base of the air filtration market; and (iv) the Company's ability to distinguish itself from its current and future competitors.

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

The Company believes the semiconductor manufacturing industry, which accounted for approximately 20% of its business in 1996, is in a cyclical downturn, and that the demand for new semiconductor facilities and the related demand for the Company's laminar flow HEPA products will be less than previous quarters through at least the second and third quarters of 1997.

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

The Company has begun a program to increase its gross margins by automating portions of its production lines at FFI, Precisionaire and Airpure using technology developed at Precisionaire and FFI. Currently, approximately twenty percent of the Company's product lines incorporate the new automated equipment designs. The Company will continue to implement the additional automation for these production lines one at a time, to minimize down time. The Company estimates the total cost for this automation equipment will be $500,000 to $1,000,000.

The Company intends to continue building capacity for production of air filtration products, and has announced plans to expand upon or build facilities in the Mid-West and the Asia/Pacific Basin. The Company plans to relocate its Airpure West operations to a facility in the vicinity of Las Vegas. These new or expanded facilities, as well as the automation of existing production lines, are part of the Company's growth strategies and will require substantial continuing investment in capital equipment during 1997. Although the Company has been able to arrange equity financing or debt facilities to date, there can be no assurance that additional equity or debt financing will continue to be available in the future, nor that it will be available on terms acceptable to the Company.

PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

    There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 1997, except for the dismissal, on January 23, 1997, without prejudice, of a subsidiary of the Company from the following asbestos related civil lawsuit in Colorado District Court: Tibbets v. Flanders Filters, Inc., et al. A second asbestos-related lawsuit in Colorado District Court, Champion v. Flanders Filters, Inc., et al., was dismissed without prejudice on April 2, 1997.

    From time to time, the Company is a party to various legal proceedings incidental to its business. None of these proceedings are material to the conduct of the Company's business, operations or financial condition.

Item 2.    Changes in Securities - None.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

        (a)    Exhibits

    Exhibit No.                Description

    3.1 Articles of Incorporation for Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.
    3.2 Bylaws of Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.
    4.1 Form of Series A Convertible Subordinated Debentures, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
    4.2 Form of 10% Convertible Notes, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
    10.1 Stock Purchase Agreement between Flanders Corporation and the Shareholders of Precisionaire, Inc., filed with the Form 8-K dated December 31, 1995, incorporated herein by reference.
    10.2 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
    10.3    Stock Option Agreement between Elite Acquisitions, Inc., and Steven
            K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
    10.4 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Robert R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

    10.5    Stock Option Agreement between Elite Acquisitions, Inc. and Robert
            R. Amerson, filed with the December 31, 1995 Form 10-K,
            incorporated herein by reference.
    10.6    Stock Option Agreement between Elite Acquisitions, Inc., and Thomas
            T. Allan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
    10.7    Stock Option Agreement between Elite Acquisitions, Inc., and
            William M. Claytor, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
    10.8    Employment Agreement between Flanders Corporation, Precisionaire,
            Inc., and Gustavo Hernandez, filed with Form S-1 dated October 21,
            1996 (Reg. No. 333-14655) and incorporated herein by reference.
    10.9    Indemnification Agreement between Flanders Corporation, Steven K.
            Clark, Robert Amerson and Thomas Allan, filed with the December 31,
            1995 Form 10-K, incorporated herein by reference.
    10.10   Amendment to Employment Agreement between Elite Acquisitions, Inc.,
            Flanders Filters, Inc., and Steven K. Clark, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
    10.11   Amendment to Employment Agreement between Elite Acquisitions, Inc.,
            Flanders Filters, Inc., and Robert R. Amerson, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
    10.12   Purchase and Sale Agreement between POT Realty and Precisionaire,
            Inc., filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
    10.13   Assumption Agreement with Release of Liability between POT Realty and Precisionaire, Inc., for original principal amount of
            $2,069,653, filed with the September 30, 1996 Form 10-Q,
            incorporated herein by reference.
    10.14   Assumption Agreement with Release of Liability between POT Realty and Precisionaire, Inc., for original principal amount of $133,025, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
    10.15   Guaranty Agreement between Flanders Corporation and American
            National Bank of Texas, filed with the September 30, 1996 Form
            10-Q, incorporated herein by reference.
    10.16   Change in Certifying Accountant, filed with the January 29, 1996
            Form 8-K, incorporated herein by reference.
    27      Financial Data Schedule.


        (b)    Reports on Form 8-K - None

                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 14th day of May, 1997.

                                FLANDERS CORPORATION



                                By:     /s/ Steven K. Clark
                                    ------------------------------------------
                                                 Steven K. Clark
                                 Vice President Finance/Chief Financial Officer
                                                   and Director