Form 10-Q
period 1997-06-30
FLANDERS CORP
filed 1997-08-14
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                            ----------------------

                                   FORM 10-Q



    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997
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


    18,016,103 shares common stock, par value $.001, as of August 13, 1997
                               (Title of Class)

                             FLANDERS CORPORATION
                                   FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1997


PART I - FINANCIAL INFORMATION                                            Page

    Item 1 -

        Financial Statements

            Consolidated Condensed Balance Sheet for June 30, 1997
                and December 31, 1996                                       2

            Consolidated Condensed Statements of Operations for
                the three months and six months ended
                June 30, 1997 and 1996                                      4

            Consolidated Condensed Statements of Shareholders'
                Equity for the six months ended June 30, 1997 and
                the year ended December 31, 1996                            5

            Consolidated Condensed Statements of Cash Flows for
                the three months and six months ended
                June 30, 1997 and 1996                                      6

            Notes to Consolidated Condensed Financial Statements            8

    Item 2 -

        Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      12


PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                             18

    Item 2 - Changes in Securities                                         18

    Item 3 - Defaults Upon Senior Securities                               18

    Item 4 - Submission of Matters to a Vote of Security Holders           18

    Item 5 - Other Information                                             18

    Item 6 - Exhibits and Reports on Form 8-K                              18


SIGNATURES                                                                 19

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

                                                      June 30,      December 31,
ASSETS                                                  1997            1996
-------------------------------------------------  -------------    -------------
                                                    (unaudited)
Current assets
  Cash and cash equivalents                        $  2,340,535     $  2,390,411
  Restricted cash (See Note 3)                            -            8,000,005
  Short-term investments                                294,409            -
  Receivables:
    Trade, less allowance for doubtful accounts
      of $346,480 at June 30, 1997 and December
      31, 1996                                       20,843,497       17,906,879
    Related party                                     1,812,039          905,930
    Other                                               405,729          786,811
  Inventories (See Note 2)                           13,541,869        9,894,707
  Deferred taxes                                        962,000          920,520
  Other current assets                                1,090,305          687,524
                                                   -------------    -------------
         Total current assets                        41,290,383       41,492,787
                                                   -------------    -------------
Other assets                                            443,373          909,307
Intangible assets, net                               13,721,111       14,016,691
Property and equipment, net of accumulated
  depreciation and amortization of $8,296,519
  at June 30, 1997; $6,866,817 at
  December 31, 1996                                  35,349,324       30,099,626
                                                   -------------    -------------
                                                   $ 90,804,191     $ 86,518,411
                                                   =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------  -------------    -------------
Current liabilities
  Current maturities of long-term debt             $    593,724     $  4,379,973
  Accounts payable                                   13,916,799       11,002,587
  Accrued expenses and other current liabilities      6,802,947        3,540,110
                                                   -------------    -------------
        Total current liabilities                    21,313,470       18,922,670
                                                   -------------    -------------
Long-term debt, less current maturities               9,255,864       25,776,295
Convertible debt                                      3,200,000        4,000,000
Deferred income taxes                                 4,370,000        4,466,676
Committed capital (See Note 3)                            -            8,000,005
Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value, 10,000,000
    shares authorized; none issued                        -                -
  Common stock, $.001 par value; 50,000,000
    shares authorized; issued and outstanding:
    18,016,103 at June 30, 1997; 15,951,548
    at December 31, 1996                                 18,016           15,952
  Additional paid-in capital                         41,609,338       16,964,713
  Retained earnings                                  11,037,503        8,372,100
                                                   -------------    -------------
        Total stockholders' equity                   52,664,857       25,352,765
                                                   -------------    -------------
                                                   $ 90,804,191     $ 86,518,411
                                                   =============    =============


                See Notes to Consolidated Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                       Three Months ended           Six Months ended
                                                            June 30,                    June 30,
                                                   --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   ------------  ------------  ------------  ------------
Net sales                                          $33,383,196   $14,402,607   $61,250,037   $26,241,260
Cost of goods sold                                  24,443,135    10,814,485    45,306,412    19,773,754
                                                   ------------  ------------  ------------  ------------
        Gross Profit                                 8,940,061     3,588,122    15,943,625     6,467,506
                                                   ------------  ------------  ------------  ------------

Operating expenses                                   6,110,787     2,576,142    11,853,390     4,548,468
                                                   ------------  ------------  ------------  ------------
        Operating income                             2,829,274     1,011,980     4,090,235     1,919,038
                                                   ------------  ------------  ------------  ------------
Nonoperating income (expense):
  Other income (expense)                               200,494       310,160       535,862       392,375
  Interest expense                                    (104,628)      (83,035)     (450,693)     (145,568)
                                                   ------------  ------------  ------------  ------------
                                                        95,866       227,125        85,169       246,807
                                                   ------------  ------------  ------------  ------------
        Income before income taxes                   2,925,140     1,239,105     4,175,404     2,165,845

Income taxes                                         1,055,000       435,000     1,510,000       817,876
                                                   ------------  ------------  ------------  ------------
        Net income                                 $ 1,870,140   $   804,105   $ 2,665,404   $ 1,347,969
                                                   ============  ============  ============  ============
Earnings per weighted average common
  and common equivalent share
  outstanding:
    Primary                                        $      0.09   $      0.05   $      0.12   $      0.09
                                                   ============  ============  ============  ============
    Fully diluted                                  $      0.08   $      0.05   $      0.12   $      0.08
                                                   ============  ============  ============  ============
Weighted average common and common
  equivalent shares outstanding:
    Primary                                         21,488,804    16,553,915    21,680,950    15,252,025
                                                   ============  ============  ============  ============
    Fully diluted                                   22,243,394    17,157,171    22,435,540    15,860,484
                                                   ============  ============  ============  ============




                See Notes to Consolidated Financial Statements

FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                  Additional
                                                      Common       Paid-In       Retained
                                                      Stock        Capital       Earnings
                                                   ------------  ------------  ------------

Balance, January 1, 1996                           $    11,434   $  3,418,671  $ 4,778,312
  Issuance of 3,371,204 shares of common stock
    related to the Private Offerings                     3,372     18,760,986        -
  Less committed capital (Note 3)                        -         (8,000,005)       -
  Issuance of 1,036,885 shares of common stock
    related to the Acquisitions                          1,037         (1,037)       -
  Valuation and release from escrow of 282,295
    shares of common stock related to the
    Acquisitions                                         -          2,681,803        -
  Issuance of 96,280 shares of common stock
    upon exercise of warrants                               96        240,604        -
  Issuance of 13,200 shares of common stock
    upon exercise of options                                13         32,987        -
  Income tax benefit from stock options
    exercised                                            -             37,433        -
  Fair value of warrants issued with
    convertible debt                                     -             33,971        -
  Receivables secured by stock related to
    exercise of warrants                                 -           (240,700)       -
  Net income                                             -              -        3,593,788
                                                   ------------  ------------  ------------
Balance, December 31, 1996                              15,952     16,964,713    8,372,100
  Issuance of 102,555 shares of common stock
    upon conversion of convertible debt                    102        817,174        -
  Release of committed capital (Note 3)                  -          8,000,005        -
  Issuance of 1,897,000 shares of common stock           1,897     15,857,511        -
  Issuance of 65,000 shares of common stock
    upon exercise of options                                65        162,435        -
  Receivables secured by stock related to
    exercise of warrants                                 -           (192,500)       -
  Net income (unaudited)                                 -              -        2,665,404
                                                   ------------  ------------  ------------
Balance, June 30, 1997 (unaudited)                 $    18,016   $41,609,338   $11,037,504
                                                   ============  ============  ============


                See Notes to Consolidated Financial Statements

FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   For the Three Months Ended   For the Six Months Ended
                                                            June 30,                    June 30,
                                                   --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   ------------  ------------  ------------  ------------
                  NET CASH PROVIDED (USED) BY
                         OPERATING ACTIVITIES      $ 1,339,638   $(1,184,116)  $ 3,207,937   $(2,148,729)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of assets from BB&D & IP                (403,000)        -          (403,000)        -
  Acquisitions, net of cash received                     -        (6,707,955)        -        (6,707,955)
  Purchase of equipment                             (4,938,763)     (287,247)   (6,679,400)     (719,279)
                                                   ------------  ------------  ------------  ------------
                           NET CASH (USED) BY
                         INVESTING ACTIVITIES       (5,341,763)   (6,995,202)   (7,082,400)   (7,427,234)

CASH FLOWS FROM FINANCING ACTIVITIES
  Release of restricted cash from escrow                 -             -         8,000,005         -
  Short-term investments                                  (181)        -           294,409         -
  Net change in long-term borrowings                 3,478,937     1,054,554   (20,351,282)   (1,413,708)
  Proceeds from issuance of common stock               236,205     7,339,573    15,881,455     8,421,892
                                                   ------------  ------------  ------------  ------------
                  NET CASH PROVIDED (USED) BY
                         FINANCING ACTIVITIES        3,714,961     8,394,127     3,824,587     7,008,184
                                                   ------------  ------------  ------------  ------------
              NET INCREASE (DECREASE) IN CASH         (287,164)      214,809       (49,876)   (2,567,779)
                                                   ------------  ------------  ------------  ------------
CASH AT BEGINNING OF PERIOD                          2,627,699       191,209     2,390,411     2,973,797
                        CASH AT END OF PERIOD      $ 2,340,535   $   406,018   $ 2,340,535   $   406,018
                                                   ============  ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid for income taxes                     $ 1,605,354   $   270,000   $ 2,055,000   $   754,033
                                                   ============  ============  ============  ============
    Cash payments for interest                     $   754,681   $    83,035   $   952,827   $   145,568
                                                   ============  ============  ============  ============

SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES
    Conversion of debentures plus accumulated
      interest into common stock                   $     -       $     -       $   834,798   $     -
                                                   ============  ============  ============  ============



                See Notes to Consolidated Financial Statements

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Nature of Business and Interim Financial Statements

Nature of business: Flanders Corporation (the "Company") is a leading supplier of a broad range of air filtration products, including (i) High Efficiency Particulate Air ("HEPA") filters, typically with at least 99.97% efficiency and absolute isolation barriers ("Absolute Isolation Barriers") for the absolute control and containment of contaminants and toxic gases in certain manufacturing processes, (ii) filters for individual and commercial use, which fall under specifications which are categorized by efficiency ratings established by the American Society of Heating, Refrigeration and Air Conditioning Engineers ("ASHRAE"), and (iii) low cost filters with efficiency ratings below 30% sold typically off-the-shelf for standard residential and commercial furnace and air conditioning applications. The Company's air filtration products are utilized by many industries, including those associated with commercial and residential heating, ventilation and air conditioning systems (commonly known as "HVAC" systems), semiconductor manufacturing, ultra-pure materials, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. The Company also designs and manufactures its own production equipment to allow for highly automated manufacturing of these products. Furthermore, the Company produces glass-based fiber media for many of its products to maintain control over the quality and composition of such media.

The Company is positioning itself to offer to its customers a full range of air filtration products. Although the Company historically has specialized in HEPA and medium efficiency filters and equipment, the Company implemented a strategy of growth by acquisition in December 1995. As a result, in 1996, the Company expanded its product line through the purchase of three other companies: Charcoal Service Corporation ("CSC"), which specializes in charcoal filtration systems for the removal of gaseous contaminants, Air Seal Filter Housings, Inc. ("Air Seal"), which specializes in filter housings and customized industrial HVAC equipment, and Precisionaire, Inc. ("Precisionaire"), which specializes in the manufacture and sale of filter products ranging from mid-range ASHRAE grade filters through low cost residential furnace filters. Additionally, during the first six months of 1997, the Company acquired the majority of the assets of Intermountain Paint and Sub-Assembly, Inc., and B B & D Manufacturing, Inc. (collectively "BB&D") and placed them in a newly formed, majority owned subsidiary, Airseal West, Inc. ("Airseal West").

Interim financial statements: The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations, and cash flows. The results of operations and cash flows for the three month and six month periods ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

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

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Nature of Business and Interim Financial Statements - Continued

Primary earnings per common and common equivalent share for the three month and six month periods ended June 30, 1997 and 1996 were calculated as follows:

                                                       Three Months ended           Six Months ended
                                                            June 30,                    June 30,
                                                   --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   ------------  ------------  ------------  ------------
Net income                                         $ 1,870,140   $   804,105   $ 2,665,404   $ 1,347,969

Weighted average shares outstanding                 17,189,106    13,149,924    16,958,023    12,517,226
     Add:  exercise of weighted average
     warrants and options reduced by the
     number of shares purchased with
     proceeds                                        4,299,698     3,403,991     4,722,927     2,734,799
                                                   ------------  ------------  ------------  ------------
Adjusted weighted average shares
     outstanding                                    21,488,804    16,553,915    21,680,950    15,252,025
                                                   ============  ============  ============  ============
Net income per common share                        $      0.09   $      0.05   $      0.12   $      0.09
                                                   ============  ============  ============  ============

Fully diluted earnings per common and common equivalent share for the three month and six month periods ended June 30, 1997 and 1996 were calculated as follows:

                                                       Three Months ended           Six Months ended
                                                            June 30,                    June 30,
                                                   --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   ------------  ------------  ------------  ------------
Net income                                         $ 1,870,140   $   804,105   $ 2,665,404   $ 1,347,969

Weighted average shares outstanding                 17,943,696    13,210,364    17,712,613    12,547,446
     Add:  exercise of weighted average
     warrants and options reduced by the
     number of shares purchased with
     proceeds                                        4,299,698     3,946,807     4,722,927     3,313,038
                                                   ------------  ------------  ------------  ------------
Adjusted weighted average shares
     outstanding                                    22,243,394    17,157,171    22,435,540    15,860,484
                                                   ============  ============  ============  ============
Net income per common share                        $      0.08   $      0.05   $      0.12   $      0.08
                                                   ============  ============  ============  ============


Note 2.    Inventories

Inventories consist of the following at June 30, 1997 and December 31, 1996:

                                                      6/30/97         12/31/96
                                                   -------------   --------------
Finished goods                                     $  4,070,188    $   3,321,713
Work in progress                                        952,313        1,490,438
Raw materials                                         8,564,368        5,127,556
                                                   -------------   --------------
                                                     13,586,869        9,939,707
Less allowance for obsolete raw materials                45,000           45,000
                                                   -------------   --------------
                                                   $ 13,541,869    $   9,894,707
                                                   =============   ==============

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.    Capital Transactions

Secondary offering. On January 22, 1997, the Company completed an underwritten public secondary offering dated January 16, 1997, of 1,600,000 shares of the Company's common stock at $9.50 per share (the "Offering"). Net proceeds to the Company after deducting commissions and expenses from the Offering totaling approximately $1,720,000 amounted to $13,480,000. The Company utilized the entire amount of the proceeds from the Offering to pay down long-term and convertible debt. On January 31, 1997, the Underwriters of the Offering exercised their over-allotment option to purchase 240,000 shares of the Company's common stock at $9.50 per share. Net proceeds to the Company after deducting commissions and expenses from the over-allotment totaling approximately $164,000 amounted to $2,116,000, which were also used to pay down long-term debt. Net proceeds from the Offering, including the over-allotment, were $15,596,000.

Restricted cash. On January 6, 1997, a Registration Statement under the Securities Act of 1933 was declared effective registering certain shares, including those shares purchased by two investors through a private placement in September and October 1996. Due to the effectiveness of the Registration Statement, the potential right of rescission held by those two investors expired, and $8,000,005 of cash which had been held in escrow was released to the Company and used to pay down long-term debt.


Note 4.    Stock Options and Warrants

The following table summarizes the activity related to the Company's stock options and warrants for the six months ended June 30, 1997 and the year ended December 31, 1996:

                                                                                              Weighted Average
                                                                    Exercise Price             Exercise Price
                                                  Stock               per Share                  per Share
                                     Warrants    Options      Warrants          Options     Warrants    Options
                                     --------------------------------------------------------------------------
Outstanding at January 1, 1996         61,280   2,500,000  $        2.50     $        1.00  $    2.50   $  1.00
  Granted                              97,712   5,136,520    2.50 - 9.63       2.50 - 9.50       5.29      4.61
  Exercised                            96,280      13,200           2.50              2.50       2.50      2.50
  Canceled or expired                  37,712       -
                                     ---------------------
Outstanding at December 31, 1996       25,000   7,623,320           9.63       1.00 - 9.50       9.63      3.43
  Granted                             150,256      95,100    8.11 -14.73              7.13      14.28      7.13
  Exercised                             -          65,000                             2.50                 2.50
  Canceled or expired                   -           -
                                     ---------------------
Outstanding at June 30, 1997          175,256   7,653,420  $ 8.11 -14.73     $ 1.00 - 9.50  $   13.61   $  3.48
                                     =====================
Exercisable at June 30, 1997           35,256   7,558,320  $ 8.11 - 9.63     $ 1.00 - 9.50  $    9.19   $  3.43
                                     =====================

The warrants expire at various periods through January 2002. The options expire at various times through February 2006.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.    Litigation

The Company recently purchased property in Momence, County of Kankakee, Illinois ("Illinois Property") for a new Precisionaire facility. In connection with such purchase, the Company agreed to assume all risk of environmental liability for past, present or future conditions on the Illinois Property except for any liability related to ground water environmental problems. The Illinois Property had certain environmental problems which required remediation under federal and Illinois law. The seller of the Illinois Property has worked extensively with the Illinois Environmental Protection Agency ("IEPA") with regard to the environmental matters, and the Company has completed Phase I and Phase II environmental surveys with respect to the property and it appears that the environmental matters have been resolved, except for certain monitoring procedures required by the IEPA. However, resolution of state issues has no effect on any potential federal or common law claims, and there can be no assurance that such claims will not be made. There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended June 30, 1997, other than the liabilities assumed in connection with the purchase of the Illinois Property.

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

Overview

The Company is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance air filtration products and certain related products and services. The Company focuses on those products with high replacement potential. The Company designs and manufactures its own production equipment and also produces glass-based media for many of its products. During 1996 and the first quarter of 1997, the Company experienced significant growth from the acquisition of other air filtration related companies. The Company acquired CSC as of May 31, 1996, Air Seal on June 15, 1996, and Precisionaire as of September 23, 1996. The acquisitions of CSC, Air Seal and Precisionaire are sometimes referred to herein as the "Acquisitions." CSC specializes in the manufacture of high-end charcoal filters and containment environments, and has a service arm. Air Seal produces customized mid-range housings and HVAC equipment. Precisionaire manufactures air filters and related products for commercial and residential air conditioning and heating systems. The Company also established two new subsidiaries in 1996: Flanders International, Ltd. ("FIL") and Airpure Products West, Inc. ("Airpure West"). FIL is a Singapore-based sales and marketing subsidiary marketing the Company's products to customers in the Pacific Rim. In 1997, Airpure West's operations were consolidated with Precisionaire at Precisionaire's newly-opened Henderson, Nevada manufacturing and distribution facility. As of March 1997, the Company acquired the majority of the assets of BB&D and placed them in a newly formed, majority owned subsidiary, Airseal West. Airseal West sells, manufactures and distributes specialty and standard housings for air filtration and HVAC systems in the western United States. The results of operations for the acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the periods presented should be evaluated specifically in the context of the Acquisitions. Additionally, the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating and upgrading the acquired businesses into the Company's operations. There can be no guarantee that the Company will be able to achieve these objectives and gains in efficiency. The Company believes the Acquisitions will have a positive impact on its future results of operations.


Results of Operations for Three Months Ended June 30, 1997 Compared to June 30, 1996

The following table summarizes the Company's results of operations as a percentage of net sales for the three months ended June 30, 1997 and 1996.

                                                   Three Months Ended
                                                        June 30,
                                                 1997              1996
                                           ----------------  ----------------
                                                    (000's omitted)
Net sales                                   33,383   100.0%   14,403   100.0%
Gross profit                                 8,940    26.8     3,588     24.9
Operating expenses                           6,111    18.3     2,576     17.9
Operating income                             2,829     8.5     1,012      7.0
Income before income taxes                   2,925     8.8     1,239      8.6
Income taxes                                 1,055     3.2       435      3.0
Net income                                   1,870     5.6       804      5.6

Net sales: Net sales for the three months ended June 30, 1997 increased by $18,980,000, or 132%, to $33,383,000 from $14,403,000 for the three months ended June 30, 1996. The increase was primarily due to the Acquisitions, which contributed approximately $21,098,000 of net sales. Comparable sales from the Company's business at June 30, 1996, which included the operations of Flanders Filters, Inc. ("FFI"), CSC and Flanders Airpure Products, Inc. ("Airpure") were still down approximately $2,118,000, or 14.7%, compared to the prior year quarter. The Company attributes this decrease to a cyclical slowdown in capital spending for new semiconductor facilities. To take advantage of this excess capacity, the Company has established two separate divisions: (i) the Absolute Isolation Division to concentrate on Absolute Isolation Barriers for the absolute control and containment of contaminants and toxic gases in certain manufacturing processes, including pharmaceutical production; and (ii) the Integrated Environmental Control Division to focus on indoor air quality ("IAQ") diagnosis and solutions for commercial and public buildings. See "Outlook".

Gross Profit: Gross profit for the three months ended June 30, 1997 increased by $5,352,000, or 149%, to $8,940,000, which represented 26.8% of net sales, from $3,588,000, which represented 24.9% of net sales, for the three months ended June 30, 1996. The primary reasons for the increase in gross profit margin were improvements in operating efficiency associated with focusing each manufacturing facility on a particular type of product, which reduced direct costs in the following areas: (i) reduced down time due to switching lines between products; (ii) eliminated individual lot inventory tracking at the Company's Washington, NC facility required by regulations governing the manufacture of nuclear and biological containment environments by moving all containment environment manufacturing operations to CSC's plant in Bath, NC;
(iii) the automation of additional production lines at several Precisionaire facilities; and (iv) reduced training and coordination time at each location by reducing the number of certification and training hours required of employees by producing fewer types of products at each facility. Other factors affecting gross profit margins included lower profit margins from newly started subsidiaries and differences in timing of orders and product mix during the respective periods.

Operating expenses: Operating expenses for the three months ended June 30, 1997 increased by $3,535,000, or 137%, to $6,111,000, representing 18.3% of net sales, from $2,576,000, representing 17.9% of net sales, for the three months ended June 30, 1996. The primary reason for the overall increase in operating expenses was the Acquisitions, which accounted for an increase of $3,736,000 compared to the prior year quarter. Excluding the Acquisitions, operating expenses for the three months ended June 30, 1997 decreased by $201,000, or 7.8%, primarily due to operating efficiencies gained as a result of consolidating certain overhead functions between the original businesses and the Acquisitions. See "Outlook." Operating expenses increased as a percentage of net sales compared to the prior year quarter, primarily because FFI's sales volume was down compared to the prior year quarter while its operating expenses remained relatively flat.

Net income: Net income for the three months ended June 30, 1997 increased by $1,066,000, or 133%, to $1,870,000, or $0.09 per share ($0.08 fully diluted), from $804,000, or $0.05 per share for the three months ended June 30, 1996.
As a result of capital raising activities, including the sale of approximately 3,176,000 shares of common stock during the twelve months ended June 30, 1997, the Company's average primary and fully diluted shares outstanding increased to 21,488,804 and 22,243,394 shares outstanding, respectively, for the three months ended June 30, 1997, up from 16,553,915 and 17,157,171 shares, respectively, for the three months ended June 30, 1996.

Results of Operations for Six Months Ended June 30, 1997 Compared to June 30,
1996

The following table summarizes the Company's results of operations as a percentage of net sales for the six months ended June 30, 1997 and 1996.

                                                    Six Months Ended
                                                        June 30,
                                                 1997              1996
                                           ----------------  ----------------
                                                    (000's omitted)
Net sales                                   61,250   100.0%   26,241   100.0%
Gross profit                                15,944    26.0     6,468    24.6
Operating expenses                          11,853    19.4     4,548    17.3
Operating income                             4,090     6.7     1,919     7.3
Income before income taxes                   4,175     6.8     2,166     8.3
Income taxes                                 1,510     2.5       818     3.1
Net income                                   2,665     4.4     1,348     5.1


Net sales: Net sales for the six months ended June 30, 1997 increased by $35,009,000, or 133%, to $61,250,000 from $26,241,000 for the six months ended
June 30, 1996. The increase was primarily due to the Acquisitions and establishment of new subsidiaries, which contributed approximately $40,681,000 of net sales. Comparable sales from the Company's business at June 30, 1996, which included the operations of Flanders Filters, Inc. ("FFI"), CSC and Flanders Airpure Products, Inc. ("Airpure") were still down approximately $5,695,000, or 21.9%, compared to the prior year quarter. The Company attributes this decrease to a cyclical slowdown in capital spending for new semiconductor facilities. To take advantage of this excess capacity, the Company has established two separate divisions: : (i) the Absolute Isolation Division to concentrate on Absolute Isolation Barriers for the absolute control and containment of contaminants and toxic gases in certain manufacturing processes, including pharmaceutical production; and (ii) the Integrated Environmental Control Division to focus on IAQ diagnosis and solutions for commercial and public buildings.. See "Outlook".

Gross Profit: Gross profit for the six months ended June 30, 1997 increased by $9,476,000, or 147%, to $15,944,000, which represented 26.0% of net sales, from $6,468,000, which represented 24.6% of net sales, for the six months ended June 30, 1996. The primary reasons for the increase in gross profit margin were improvements in operating efficiency associated with focusing each manufacturing facility on a particular type of product, which reduced direct costs in the following areas: (i) reduced down time due to the switching lines between products; (ii) eliminated individual lot inventory tracking at the Company's Washington, NC facility required by regulations governing the manufacture of nuclear and biological containment environments by moving all containment environment manufacturing operations to CSC's plant in Bath, NC;
(iii) the automation of additional production lines at several Precisionaire facilities; and (iv) reduced training and coordination time at each location by reducing the number of certification and training hours required of employees by producing fewer types of products at each facility. Other factors affecting gross profit margins included lower profit margins from newly started subsidiaries and differences in timing of orders and product mix during the respective periods.

Operating expenses: Operating expenses for the six months ended June 30, 1997 increased by $7,305,000, or 161%, to $11,853,000, representing 19.4% of net sales, from $4,548,000, representing 17.3% of net sales, for the six months ended June 30, 1996. The primary reasons for the overall increase in operating expenses were the Acquisitions and the establishment of new subsidiaries, which accounted for an increase of $7,192,000 compared to the prior year period. Operating expenses increased as a percentage of net sales compared to the prior year period, primarily because FFI's sales volume was down compared to the prior year period while its operating expenses remained relatively flat.

Net income: Net income for the six months ended June 30, 1997 increased by $1,317,000, or 98%, to $2,665,000, or $0.12 per share, from $1,348,000, or
$0.09 per share ($0.08 fully diluted) for the six months ended June 30, 1996.

Liquidity and Capital Resources

Working capital was $19,977,000 at June 30, 1997, compared to $22,570,000 at December 31, 1996. This includes cash, cash equivalents and other short-term investments of $2,635,000 and $2,390,000 at June 30, 1997 and December 31, 1996,
respectively, and restricted cash of $0 and $8,000,000 at June 30, 1997 and December 31, 1996, respectively. The $8,000,000 in restricted cash and committed capital which was outstanding at December 31, 1996 was released in January 1997, and used to pay down long-term and convertible debt (see Note 3 to "Notes to Unaudited Consolidated Financial Statements").

Trade receivables increased $2,936,000, or 16.4%, to $20,843,000 at June 30, 1997 from $17,907,000 at December 31, 1996. The increase was due to the greater volume of sales during the period ended June 30, 1997, compared to the period ended December 31, 1996. The majority of the Company's sales are on terms ranging from 30 to 90 days, and the typical days outstanding for payment of the Company's invoices ranges from 65 to 90 days.

Operations generated $1,340,000 of cash during the three months ended June 30, 1997, compared to using $1,184,000 for the three months ended June 30, 1996. Operations generated $3,208,000 of cash during the six months ended June 30, 1997, compared to using $2,149,000 during the six months ended June 30, 1996. Investing activities consumed $5,342,000 and $6,995,000 of cash during the three months ended June 30, 1997 and 1996, respectively, consisting primarily of the purchase of equipment and the acquisitions of CSC and Airseal, respectively. Investing activities consumed $7,082,000 and $7,427,000 of cash during the six months ended June 30, 1997 and 1996, respectively, consisting primarily, in both periods, of the acquisition of new companies and the purchase of equipment. Financing activities generated $3,715,000 and $8,394,000 of cash during the three months ended June 30, 1997 and 1996, respectively, with activities consisting primarily of payments and borrowings on long-term debt and the sale of stock. Financing activities generated $3,825,000 and $7,008,000 of cash during the six months ended June 30, 1997 and 1996, respectively, with activities consisting primarily of payments on long-term debt and the sale of stock in various offerings (see Note 3 to "Notes to Unaudited Consolidated Financial Statements").

The Company has arranged a long-term credit facility with NationsBank, N.A. consisting of a working capital revolving credit facility in the maximum principal amount of $25,000,000 which bears interest at the prime rate as established by NationsBank, N.A., plus one percent (1%) per annum and any outstanding balance is due and payable in full on September 30, 1998. The revolving credit facility is secured by substantially all of the Company's assets. As of June 30, 1997, the Company had used approximately $1,659,000 of the revolving credit facility.

On March 7, 1997, the Company acquired, through its majority owned subsidiary, Airseal West, the majority of the assets of BB&D. Assets acquired included fixed assets, inventory and the unbilled and uncompleted portion of ongoing orders. As consideration for such assets, the Company paid $403,000 and BB&D received forty percent of the outstanding stock of Airseal West. Airseal West is located in Salt Lake City, Utah, and manufactures specialty and standard housings for air filtration and HVAC systems, as well as integrated custom industrial-grade HVAC systems. It also continues other job-shop related activities begun by BB&D.

On January 22, 1997, the Company completed an underwritten public secondary offering dated January 16, 1997, of 1,600,000 shares of the Company's common stock at $9.50 per share (the "Offering"). Net proceeds to the Company after deducting commissions and expenses from the Offering totaling approximately $1,720,000 amounted to $13,480,000. The Company utilized the entire amount of the proceeds from the Offering to pay down long-term and convertible debt. On January 31, 1997, the Underwriters of the Offering exercised their over-allotment option to purchase 240,000 shares of the Company's common stock at $9.50 per share. Net proceeds to the Company after deducting commissions and expenses from the over-allotment totaling approximately $164,000 amounted to $2,116,000, which were also used to pay down long-term debt. Net proceeds from the Offering, including the over-allotment, were $15,596,000.

Expansion of the Company will require substantial continuing capital investment for the manufacture of filtration products. Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt financing or equity will continue to be available in the future, or that it will be available on terms acceptable to the Company. Substantial additional debt or equity financing may be needed for the Company to achieve its short-term and long-term business objectives. Failure to obtain sufficient capital could result in materially adverse conditions for the Company's business. The Company expects that future financing will include equity placements, however, no assurance can be given that the Company will be able to obtain additional financing on reasonable terms, if at all.

The Company is currently being monitored by the EPA for possible environmental contamination at one of its main facilities. The Company has entered into an agreement with the EPA to conduct monthly monitoring of groundwater. The Company estimates the monitoring will last from 3-5 years, and believes the total cost will not exceed $45,000. The Company has received a limited indemnification from Thomas Allan, Robert Amerson and Steven Clark (directors, officers and shareholders of the Company) of approximately $975,000 with respect to the claims by the EPA; however, there can be no assurance that the amount of this indemnification will be sufficient to cover the aggregate of liabilities asserted by the EPA.

Furthermore, the Company recently purchased the Illinois Property for a new Precisionaire facility. The Company agreed to assume all risk of environmental liability for past, present or future conditions on the Illinois Property except liability related to ground water environmental problems. The Illinois Property had certain environmental problems which required remediation under federal and Illinois law. The seller of the Illinois Property has worked extensively with the IEPA with regard to the environmental matters, and the Company has completed Phase I and Phase II environmental surveys with respect to the property, and it appears that the environmental matters have been resolved, except for certain monitoring procedures required by the IEPA. However, resolution of state issues has no effect on any potential federal or common law claims, and there can be no assurance that such claims will not be made.

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

The Company believes the semiconductor manufacturing industry, which accounted for approximately 20% of its business in 1996, is in a cyclical downturn, and that the demand for new semiconductor facilities and the related demand for the Company's laminar flow HEPA products will be less than previous quarters through at least the third and fourth quarters of 1997.

The Company believes its future results of operations could be affected by a variety of factors, including the successful integration of CSC, AirSeal and Precisionaire into the Company, management's ability to successfully manage the Company's growth, the Company's ability to keep up with technological changes, the success of the Company's efforts to automate its stock product lines, the Company's ability to withstand increased pricing pressure from the Company's competition, the effects of changing government regulations governing indoor air quality, the amount of capital expenditures by semiconductor manufacturers, and any adverse changes in general economic conditions in locations where the Company does business.

The Acquisitions give the Company a broader product line of air filtration products. As part of the integration of the Acquisitions, the Company has adopted a strategy of increasing its market share by providing its manufacturers' representatives with the ability to offer a full product line of the Company's products and "one stop" purchasing of air filtration products to existing and new customers. Many of the Company's representatives have indicated a willingness to offer the Company's products exclusively now that the Company offers a broader range of products; however, the Company does not have any written agreements with such representatives that require exclusivity for the Company's entire product line. These representatives may decide to work exclusively with some other company for various reasons; thus, the current distribution channels would be unavailable. Additionally, integration of the Acquisitions may significantly strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures and controls will be adequate to accommodate integration of these companies. Failure to successfully integrate these companies could materially adversely affect the Company's business and results of operation.

The Company intends to continue to seek increased market share through strategic acquisitions of synergistic businesses. The Company seeks to identify potential acquisition targets with (i) dominant positions in local or regional markets, (ii) excess or under-utilized capacity, (iii) an ability to add new product lines to the Company's business and (iv) significant asset value to enable the Company to obtain debt financing or non-diluted equity financing for such acquisition. The Company is continuously evaluating acquisition opportunities in light of the above criteria. Once a potential target is identified, the Company commences an in-depth due diligence evaluation of the target's operations, markets, profitability and examines all potential liabilities including environmental liabilities and any contingent liabilities. The Company's strategy of growth through acquisition exposes the Company to the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. The Company has no specific agreements with respect to future acquisitions, but is continuing to investigate potential acquisition opportunities. Substantial equity or debt financing may be needed for the Company to continue to grow through the acquisition of other businesses. Failure to obtain sufficient equity or debt financing could adversely affect the Company's growth strategies. In addition, there can be no assurance that any future acquisitions will be able to be integrated successfully into the Company, given that any future acquisitions will have been operated under different management philosophies, management teams and marketing strategies.
 There can be no assurance that the Company's systems, procedures and controls will be adequate to accommodate integration of any future acquisitions.

The Company has begun a program to increase its gross margins by automating portions of its production lines at FFI, Precisionaire and Airpure using technology developed at Precisionaire and FFI. Currently, approximately twenty percent of the Company's product lines incorporate the new automated equipment designs. The Company will continue to implement the additional automation for these production lines one at a time, to minimize down time. The Company estimates the total cost for automation will be approximately $10,000,000.

The Company intends to continue building capacity for production of air filtration products, and has announced plans to expand upon or build facilities in the Asia/Pacific Basin. The Company has recently relocated its Airpure West operations to a facility in Henderson, Nevada, and consolidated such operations with Precisionaire's manufacturing and distributing operations. Additionally, the Company has recently opened a Precisionaire manufacturing facility at the Illinois Property. These new or expanded facilities, as well as the automation of existing production lines, are part of the Company's growth strategies and will require substantial continuing investment in capital equipment during 1997. Although the Company has been able to arrange equity financing or debt facilities to date, there can be no assurance that additional equity or debt financing will continue to be available in the future, or that it will be available on terms acceptable to the Company.

The Company intends to develop new markets and products for those markets by applying existing technology developed for high-technology niche markets to new applications. For each new applications, the Company will first develop a line of products to meet the needs of the specific application, and through trade shows, technical publications, mass marketing, distributor education and other appropriate methods, will create demand for the application in the new target market. The Company has established the Absolute Isolation Division and the Integrated Environmental Control Division to focus on (i) methods to manufacture pharmaceutical and other products in an isolated and secure arena using Absolute Isolation Barriers and (ii) IAQ diagnosis and solutions for commercial and public buildings and for residential application. The Company believes there will be an increase in interest in Absolute Isolation Barriers in the future because these products completely prevent cross-contamination between different products and different lots of the same product being manufactured at the same facility, as well as increase production yields. Additionally, the Company believes there is an increase in public concern regarding the effects of IAQ on employee productivity, as well as an increase in interest in standards for detecting and solving IAQ problems. The Company will continue to concentrate its efforts on products with high replacement potential.

Subsequent Events

As of July 25, 1997, the Company purchased the Illinois Property for a new Precisionaire facility. See "Part II - Item 1. - Legal Proceedings."

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

    There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended June 30, 1997, except that the Company recently purchased the Illinois Property for a new Precisionaire facility. The Company agreed to assume all risk of environmental liability for past, present or future conditions on the Illinois Property except for any liability related to ground water environmental problems. The Illinois Property had certain environmental problems which required remediation under federal and Illinois law. The seller of the Illinois Property has worked extensively with the Illinois Environmental Protection Agency ("IEPA") with regard to the environmental matters, and the Company has completed Phase I and Phase II environmental surveys with respect to the property and it appears that the environmental matters have been resolved, except for certain monitoring procedures required by the IEPA. However, resolution of state issues has no effect on any potential federal or common law claims, and there can be no assurance that such claims will not be made.

    From time to time, the Company is a party to various legal proceedings incidental to its business. None of these proceedings are material to the conduct of the Company's business, operations or financial condition.

Item 2.    Changes in Securities.

    On May 15, 1997, the Company completed a private offering under Regulation D of 45,000 shares of common stock at $5.75 per share to accredited investors. Net proceeds to the Company from the offering, after deducting placement fees totaling $25,390, were $233,360. In June 1997, certain option holders exercised 65,000 options to purchase common stock at $2.50 per share. Net proceeds to the Company from the exercise were $162,500.

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

        (a)    Exhibits

  Exhibit No.                Description

    3.1 Articles of Incorporation for Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.
    3.2 Bylaws of Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.
    4.1 Form of Series A Convertible Subordinated Debentures, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
    4.2 Form of 10% Convertible Notes, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
    4.3 Form of Warrants, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.

   10.1 Stock Purchase Agreement between Flanders Corporation and the Shareholders of Precisionaire, Inc., filed with the Form 8-K dated December 31, 1995, incorporated herein by reference.
   10.2 Indemnification Agreement between Flanders Corporation, Steven K. Clark, Robert Amerson and Thomas Allan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
   10.3 Purchase and Sale Agreement between POT Realty and Precisionaire, Inc., filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
   10.4    Assumption Agreement with Release of Liability between POT Realty and Precisionaire, Inc., for original principal amount of $2,069,653, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
   10.5    Assumption Agreement with Release of Liability between POT Realty and Precisionaire, Inc., for original principal amount of $133,025, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
   10.6    Guaranty Agreement between Flanders Corporation and American
           National Bank of Texas, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
   10.7 Agreement and Plan of Merger between Elite Acquisitions and Flanders Filters, Inc., filed with the December 31, 1995 Form 10-K, incorporated herein by referrence.
   10.8 Stock Purchase Agreement between Flanders Corporation and the Shareholders of Charcoal Service Corporation, filed with the May 31, 1996 Form 8-K, incorporated herein by reference.
   10.9 Stock Purchase Agreement between Flanders Corporation and the Shareholders of Air Seal Filter Housings, Inc. (previously filed with Form S-1, filed October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference).
   27      Financial Data Schedule.
   99.1 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
   99.2    Stock Option Agreement between Elite Acquisitions, Inc., and Steven
           K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
   99.3 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Robert R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
   99.4    Stock Option Agreement between Elite Acquisitions, Inc. and Robert
           R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
   99.5    Stock Option Agreement between Elite Acquisitions, Inc., and Thomas
           T. Allan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
   99.6    Stock Option Agreement between Elite Acquisitions, Inc., and William
           M. Claytor, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
   99.7 Employment Agreement between Flanders Corporation, Precisionaire, Inc., and Gustavo Hernandez, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
   99.8 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
   99.9 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
   99.10 Flanders Corporation Long-Term Incentive Plan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

   99.11 Flanders Corporation 1996 Director Option Plan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
   99.12 Stock Option Agreement between Flanders Corporation and Steven K. Clark dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.
   99.13 Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.
   99.14 Stock Option Agreement between Flanders Corporation and Steven K. Clark dated June 3, 1996, filed with From S-8 on July 21, 1997, incorporated herein by reference.
   99.15 Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated June 3, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

    (b)    Reports on Form 8-K - None



                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th day of August, 1997.

                            FLANDERS CORPORATION



                            By:  /s/ Steven K. Clark
                                 -------------------------
                                 Steven K. Clark
                                 Vice President Finance/Chief Financial Officer and Director