Form 10-Q
period 1997-09-30
FLANDERS CORP
filed 1997-11-17
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________


                                   FORM 10-Q


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
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

   24,888,690 shares common stock, par value $.001, as of November 13, 1997
                               (Title of Class)

                             FLANDERS CORPORATION
                                   FORM 10-Q
                     FOR QUARTER ENDED SEPTEMBER 30, 1997


PART I - FINANCIAL INFORMATION                                            Page

    Item 1 -

        Financial Statements

            Consolidated Condensed Balance Sheet for September 30,
              1997 and December 31, 1996                                    2

            Consolidated Condensed Statements of Operations for the
              three months and nine months ended September 30, 1997
              and 1996                                                      4

            Consolidated Condensed Statements of Shareholders' Equity
              for the nine months ended September 30, 1997 and the
              year ended December 31, 1996                                  5

            Consolidated Condensed Statements of Cash Flows for the
              three months and nine months ended September 30, 1997
              and 1996                                                      6

            Notes to Consolidated Condensed Financial Statements            7

    Item 2 -

        Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                          11

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                             17

    Item 2 - Changes in Securities                                         17

    Item 3 - Defaults Upon Senior Securities                               17

    Item 4 - Submission of Matters to a Vote of Security Holders           17

    Item 5 - Other Information                                             17

    Item 6 - Exhibits and Reports on Form 8-K                              17


SIGNATURES                                                                 20

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

                                                   September 30,    December 31,
ASSETS                                                  1997            1996
-------------------------------------------------  -------------    -------------
                                                    (unaudited)
Current assets
  Cash and cash equivalents                        $  2,640,649     $  2,390,411
  Restricted cash (See Note 3)                            -            8,000,005
  Short-term investments                                294,442            -
  Receivables:
    Trade, less allowance for doubtful accounts
      of $170,000 at September 30, 1997 and
      $346,480 at December 31, 1996                  23,638,231       17,906,879
    Related party                                     1,981,820          905,930
    Other                                               406,063          786,811
  Inventories (See Note 2)                           14,073,884        9,894,707
  Deferred taxes                                        962,000          920,520
  Other current assets                                3,685,165          687,524
                                                   -------------    -------------
        Total current assets                         47,682,254       41,492,787
                                                   -------------    -------------
Other assets                                            282,915          909,307
Intangible assets, net                               14,692,220       14,016,691
Property and equipment, net of accumulated
  depreciation and amortization of $8,763,260
  at September 30, 1997;   $6,866,817 at
  December 31, 1996                                  40,018,270       30,099,626
                                                   -------------    -------------
                                                   $102,675,659     $ 86,518,411
                                                   =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt             $    570,634     $  4,379,973
  Accounts payable                                   19,123,589       11,002,587
  Accrued expenses and other current liabilities      6,316,472        3,540,110
                                                   -------------    -------------
        Total current liabilities                    26,010,695       18,922,670
                                                   -------------    -------------
Long-term debt, less current maturities              14,289,842       25,776,295
Convertible debt                                      1,200,000        4,000,000
Deferred income taxes                                 4,370,000        4,466,676
Committed capital (See Note 3)                            -            8,000,005
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 10,000,000
    shares authorized; none issued                        -                -
  Common stock, $.001 par value; 50,000,000
    shares authorized; issued and outstanding:
    18,408,690 at September 30, 1997; 15,951,548
    at December 31, 1996                                 18,409           15,952
  Additional paid-in capital                         43,623,146       16,964,713
  Retained earnings                                  13,163,567        8,372,100
                                                   -------------    -------------
        Total stockholders' equity                   56,805,122       25,352,765
                                                   -------------    -------------
                                                   $102,675,659     $ 86,518,411
                                                   =============    =============


           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                       Three Months ended            Nine Months ended
                                                          September 30,                September 30,
                                                   --------------------------  ----------------------------
                                                       1997          1996          1997          1996
                                                   ------------  ------------  -------------  -------------
Net sales                                          $39,232,931   $14,453,452   $100,482,968   $ 40,694,712
Cost of goods sold                                  29,887,975    10,552,846     75,194,387     30,326,600
                                                   ------------  ------------  -------------  -------------
        Gross Profit                                 9,344,956     3,900,606     25,288,581     10,368,112
                                                   ------------  ------------  -------------  -------------
Operating expenses                                   6,127,824     2,440,006     17,981,214      6,988,474
                                                   ------------  ------------  -------------  -------------
        Operating income                             3,217,132     1,460,600      7,307,367      3,379,638
                                                   ------------  ------------  -------------  -------------
Nonoperating income (expense):
  Other income (expense)                               441,502       104,764        977,364        497,139
  Interest expense                                    (327,571)     (144,913)      (778,264)      (290,481)
                                                   ------------  ------------  -------------  -------------
                                                       113,931       (40,149)       199,100        206,658
                                                   ------------  ------------  -------------  -------------
        Income before income taxes                   3,331,063     1,420,451      7,506,467      3,586,296
                                                   ------------  ------------  -------------  -------------
Income taxes                                         1,205,000       555,000      2,715,000      1,372,876
                                                   ------------  ------------  -------------  -------------
        Net income                                 $ 2,126,063   $   865,451   $  4,791,467   $  2,213,420
                                                   ============  ============  =============  =============
Earnings per weighted average common
  and common equivalent share
  outstanding:
    Primary                                        $      0.10   $      0.05   $       0.22   $       0.13
                                                   ============  ============  =============  =============
    Fully diluted                                  $      0.10   $      0.05   $      0.21    $       0.13
                                                   ============  ============  =============  =============
Weighted average common and common
  equivalent shares outstanding:
    Primary                                         21,477,692    18,685,393     21,613,188     16,396,481
                                                   ============  ============  =============  =============
    Fully diluted                                   22,297,151    19,205,086     22,389,401     16,975,351
                                                   ============  ============  =============  =============


           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                  Additional
                                                      Common       Paid-In       Retained
                                                      Stock        Capital       Earnings
                                                   ------------  ------------  ------------
Balance, January 1, 1996                           $    11,434   $ 3,418,671   $ 4,778,312
  Issuance of 3,371,204 shares of common stock
    related to the Private Offerings                     3,372    18,760,986         -
  Less committed capital (Note 3)                        -        (8,000,005)        -
  Issuance of 1,036,885 shares of common stock
    related to the Acquisitions                          1,037        (1,037)        -
  Valuation and release from escrow of 282,295
    shares of common stock related to the
    Acquisitions                                         -         2,681,803         -
  Issuance of 96,280 shares of common stock
    upon exercise of warrants                               96       240,604         -
  Issuance of 13,200 shares of common stock
    upon exercise of options                                13        32,987         -
  Income tax benefit from stock options
    exercised                                            -            37,433         -
  Fair value of warrants issued with
    convertible debt                                     -            33,971         -
  Receivables secured by stock related to
    exercise of warrants                                 -          (240,700)        -
  Net income                                             -             -         3,593,788
                                                   ------------  ------------  ------------
Balance, December 31, 1996                              15,952    16,964,713     8,372,100
  Issuance of 495,142 shares of common stock
    upon conversion of convertible debt                    495     3,012,710         -
  Release of committed capital (Note 3)                  -         8,000,005         -
  Issuance of 1,897,000 shares of common stock           1,897    15,675,783         -
  Issuance of 65,000 shares of common stock
    upon exercise of options                                65       162,435         -
  Receivables secured by stock related to
    exercise of warrants                                 -          (192,500)        -
  Net income (unaudited)                                 -             -         4,791,467
                                                   ------------  ------------  ------------
Balance, September 30, 1997 (unaudited)            $    18,409   $43,623,146   $13,163,567
                                                   ============  ============  ============


           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   For the Three Months Ended   For the Six Months Ended
                                                            June 30,                    June 30,
                                                   --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   ------------  ------------  ------------  ------------
                  NET CASH PROVIDED (USED) BY
                         OPERATING ACTIVITIES      $(1,112,099)  $ 2,081,343   $ 2,684,656   $   (67,386)

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of assets from BB&D & IP                   -             -          (403,000)        -
  Acquisitions, net of cash received                     -       (25,653,305)        -       (32,361,260)
  Purchase of equipment                             (3,601,967)     (648,909)  (10,281,367)   (1,368,188)
                                                   ------------  ------------  ------------  ------------
                           NET CASH (USED) BY
                         INVESTING ACTIVITIES       (3,601,967)  (26,302,214)  (10,684,367)  (33,729,448)

CASH FLOWS FROM FINANCING ACTIVITIES
  Release of restricted cash from escrow                 -             -         8,000,005         -
  Short-term investments                                   (35)        -          (294,444)        -
  Proceeds from issuance of convertible debt             -         6,220,000         -         6,220,000
  Net change in long-term borrowings                 5,055,490    16,901,292   (15,295,792)   15,487,584
  Proceeds from issuance of common stock               (41,275)    3,296,600    15,840,180    11,718,492
                                                   ------------  ------------  ------------  ------------
                 NET CASH PROVIDED (USED) BY
                        FINANCING ACTIVITIES         5,014,180    26,417,892     8,249,949    33,426,076
                                                   ------------  ------------  ------------  ------------
             NET INCREASE (DECREASE) IN CASH           300,114     2,197,021       250,238      (370,758)
CASH AT BEGINNING OF PERIOD                          2,340,535       406,018     2,390,411      2,973,797
                                                   ------------  ------------  ------------  ------------
                       CASH AT END OF PERIOD       $ 2,640,649   $ 2,603,039   $ 2,640,649   $ 2,603,039
                                                   ============  ============  ============  ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid for income taxes                     $ 1,384,350   $   135,000   $ 3,439,350   $   889,033
                                                   ============  ============  ============  ============
    Cash payments for interest                     $   327,571   $   144,913   $   778,264   $   290,481
                                                   ============  ============  ============  ============
SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES
    Conversion of debentures plus accumulated
      interest into common stock                   $ 2,178,407   $     -       $ 3,013,205   $     -
                                                   ============  ============  ============  ============


           See Notes to Consolidated Condensed Financial Statements

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Nature of Business and Interim Financial Statements

Nature of business: Flanders Corporation (the "Company") designs, manufactures and markets a broad range of air filtration products, including (i) high-end High Efficiency Particulate Air ("HEPA") filters, with at least 99.97% efficiency, and Absolute Isolation Barriers for the creation of synthesized atmospheres to control manufacturing environments and for the absolute control and containment of contaminants and toxic gases in certain manufacturing processes; (ii) mid-range filters for individual and commercial use, which fall under specifications which are categorized by efficiency ratings established by the American Society of Heating Refrigeration and Air Conditioning Engineers ("ASHRAE"); and (iii) standard-grade, low cost filters with efficiency ratings below 30% sold typically off-the-shelf for standard residential and commercial furnace and air conditioning applications. Approximately 55% of the Company's net sales are from products with high replacement potential. The Company's air filtration products are utilized by many industries, including those associated with commercial and residential heating ventilation and air conditioning systems ("HVAC" systems), semiconductor manufacturing, ultra-pure materials, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. The Company also designs and manufactures its own production equipment to allow for highly automated manufacturing of these products. Furthermore, the Company produces glass-based filter media for many of its products to maintain control over the quality and composition of such media.

Although the Company historically has specialized in HEPA and mid-range filters, the Company has positioned itself to offer its customers a full range of air filtration products. As a result of certain acquisitions and its operation of various subsidiaries, the Company has the ability to design, manufacture and market high-end, mid-range and standard-grade air filtration products and related equipment and hardware.

Interim financial statements: The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations, and cash flows. The results of operations and cash flows for the three month and nine month periods ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.

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

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Nature of Business and Interim Financial Statements - Continued

Earnings per share - continued. Primary earnings per common and common equivalent share for the three month and nine month periods ended September 30, 1997 and 1996 were calculated as follows:

                                                   For the Three Months Ended   For the Six Months Ended
                                                            June 30,                    June 30,
                                                   --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   ------------  ------------  ------------  ------------
Net income                                         $ 2,126,063   $   865,451   $ 4,791,467   $ 2,213,420

Weighted average shares outstanding                 17,312,516    13,719,072    17,076,187    12,645,471
   Add:  exercise of weighted average
   warrants and options reduced by the
   number of shares purchased with
   proceeds                                          4,165,176     4,966,321     4,537,001     3,751,010
                                                   ------------  ------------  ------------  ------------
Adjusted weighted average shares
   outstanding                                      21,477,692    18,685,393    21,613,188    16,396,481
                                                   ============  ============  ============  ============

Net income per common share                        $      0.10   $      0.05   $      0.22   $      0.13
                                                   ============  ============  ============  ============

Fully diluted earnings per common and common equivalent share for the three month and nine month periods ended September 30, 1997 and 1996 were calculated as follows:

                                                   For the Three Months Ended   For the Six Months Ended
                                                            June 30,                    June 30,
                                                   --------------------------  --------------------------
                                                       1997          1996          1997          1996
                                                   ------------  ------------  ------------  ------------
Net income                                         $ 2,126,063   $   865,451   $ 4,791,467   $ 2,213,420

Weighted average shares outstanding                 18,067,106    14,037,496    17,830,777    12,777,619
     Add:  exercise of weighted average
     warrants and options reduced by the
     number of shares purchased with
     proceeds                                        4,230,045     5,167,590     4,558,624     4,197,732
                                                   ------------  ------------  ------------  ------------
Adjusted weighted average shares
     outstanding                                    22,297,151    19,205,086    22,389,401    16,975,351
                                                   ============  ============  ============  ============
Net income per common share                        $      0.10   $      0.05   $      0.21   $      0.13
                                                   ============  ============  ============  ============


Note 2.    Inventories

Inventories consist of the following at September 30, 1997 and December 31, 1996:


                                                      9/30/97       12/31/96
                                                   -------------  -------------
Finished goods                                     $  5,351,949   $  3,321,713
Work in progress                                      1,743,862      1,490,438
Raw materials                                         7,029,073      5,127,556
                                                   -------------  -------------
                                                     14,124,884      9,939,707
Less allowance for obsolete raw materials                51,000         45,000
                                                   -------------  -------------
                                                   $ 14,073,884   $  9,894,707
                                                   =============  =============

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.    Capital Transactions

Secondary offering. On January 22, 1997, the Company completed an underwritten public secondary offering dated January 16, 1997, of 1,600,000 shares of the Company's common stock at $9.50 per share (the "January Offering"). Net proceeds to the Company after deducting commissions and expenses from the January Offering totaling approximately $1,720,000 amounted to $13,480,000. The Company utilized the entire amount of the proceeds from the January Offering to pay down long-term and convertible debt. On January 31, 1997, the Underwriters of the January Offering exercised their over-allotment option to purchase 240,000 shares of the Company's common stock at $9.50 per share. Net proceeds to the Company after deducting commissions and expenses from the over-allotment totaling approximately $164,000 amounted to $2,116,000, which were also used to pay down long-term debt. Net proceeds from the January Offering, including the over-allotment, were $15,596,000.

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


Note 4.    Stock Options and Warrants

The following table summarizes the activity related to the Company's stock options and warrants for the nine months ended September 30, 1997 and the year ended December 31, 1996:

                                                                                              Weighted Average
                                                                    Exercise Price             Exercise Price
                                                  Stock               per Share                  per Share
                                     Warrants    Options      Warrants          Options     Warrants    Options
                                     --------------------------------------------------------------------------
Outstanding at January 1, 1996         61,280   2,500,000  $    2.50         $    1.00      $    2.50   $ 1.00
    Granted                            97,712   5,136,520    2.50 - 9.63       2.50 - 9.50       5.29     4.61
    Exercised                          96,280      13,200       2.50              2.50           2.50     2.50
    Canceled or expired                37,712       -           2.50
                                     ---------------------
Outstanding at December 31, 1996       25,000   7,623,320       9.63           1.00 - 9.50       9.63     3.43
    Granted                           189,515     100,600    5.54 - 14.73      7.13 - 7.38      14.48     7.14
    Exercised                           -          65,000       2.50              2.50
    Canceled or expired                 -           6,000   7.13 - 7.50           7.28
                                     ---------------------
Outstanding at September 30, 1997     214,515   7,652,920  $5.54 - 14.73     $ 1.00 - 9.50  $   12.15   $ 3.49
                                     =====================
Exercisable at September 30, 1997      35,256   7,552,320  $ 8.11 - 9.63     $ 1.00 - 9.50  $    9.19   $ 3.43
                                     =====================

The warrants expire at various periods through January 2002. The options expire at various times through June 2002.


Note 5.    Litigation

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended September 30, 1997.

From time to time, the Company is a party to various legal proceedings incidental to its business. None of these proceedings are material to the conduct of the Company's business, operations or financial condition.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.    Subsequent Events

On October 21, 1997, the Company completed an underwritten public secondary offering dated October 16, 1997, of 6,000,000 shares of the Company's common stock at $7.00 per share (the "Offering"). Net proceeds to the Company after deducting commissions and expenses from the Offering of approximately $3,200,000 amounted to $38,800,000. The Company will utilize the proceeds from the Offering for new facilities, expansion of existing facilities, automation, repayment of debt and general corporate purposes. On November 5, 1997, the underwriters of the Offering exercised their over-allotment option to purchase 480,000 shares of the Company's common stock at $7.00 per share. Net proceeds to the Company after deducting commissions and expenses from the over-allotment totaling approximately $200,000 amounted to $3,160,000, which will also be used for new facilities, expansion of existing facilities, automation, repayment of debt and general corporate purposes. Net proceeds from the Offering, including the over-allotment, were approximately $41,960,000.

The following unaudited pro forma balance sheet sets forth the balance sheet of the Company as of September 30, 1997, adjusted to reflect the receipt and initial application of the proceeds of both the Offering and the over-allotment option:

            UNAUDITED SUMMARY PRO FORMA CONSOLIDATED BALANCE SHEET
                              September 30, 1997
                                (000's Omitted)


ASSETS
----------------------------------------------  -----------
Current assets                                      83,707
Other assets                                           283
Intangible assets                                   14,692
Property and equipment, net                         40,018
                                                -----------
                                                $  138,700
                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------------  -----------
Current liabilities                                 26,010
Long-term debt, less current maturities              8,355
Convertible debt                                     1,200
Deferred income taxes                                4,370
Commitments and contingencies                         -
Stockholders' equity                                98,765
                                                -----------
                                                $  138,700
                                                ===========

On November 10, 1997, using proceeds from the Offering, the Company repaid the entire outstanding balance of its revolving credit line with NationsBank, N.A., and terminated the revolving credit facility under the terms of its agreement with NationsBank, N.A. Contemporaneously, the Company entered into a new revolving line of credit agreement ("Credit Agreement") with SunTrust Bank, Tampa Bay, and Zions First National Bank. The Credit Agreement is for a term of two years and provides the Company with a line of credit up to a maximum principal amount of $30,000,000. Outstanding balances on the credit line bear interest at the option of the Company, at either (a) the "prime" rate of interest publicly announced by SunTrust Bank, or (b) the "LIBOR" rate as reported by the Wall Street Journal plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth; as of November 14, 1997, this rate would be 6 23/32% for interest periods of one month and 6 15/16% for interest periods of three months.

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

Overview

The Company is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and certain related products and services. The Company focuses on those products with high replacement potential. The Company designs and manufactures its own production equipment and also produces glass-based media for many of its products. During 1996 and the first quarter of 1997, the Company experienced significant growth from the acquisition of other air filtration related companies. The Company acquired both Charcoal Service Corporation ("CSC") and Air Seal Filter Housings, Inc. ("Air Seal") as of May 31, 1996, and Precisionaire, Inc. ("Precisionaire") as of September 23, 1996. The acquisitions of CSC, Air Seal and Precisionaire are sometimes referred to herein as the "Acquisitions." CSC specializes in the manufacture of high-end charcoal filters and containment environments, and has a service arm. Air Seal produces customized mid-range housings and HVAC equipment. Precisionaire manufactures air filters and related products for commercial and residential air conditioning and heating systems. The Company also established two new subsidiaries in 1996: Flanders International, Ltd. ("FIL") and Airpure Products West, Inc. ("Airpure West"). FIL is a Singapore-based sales and marketing subsidiary marketing the Company's products to customers in the Pacific Rim. In 1997, Airpure West's operations were moved to the Company's newly-opened Henderson, Nevada manufacturing and distribution facility. As of March 1997, the Company acquired the majority of the assets of Intermountain Paint and Sub-Assembly, Inc., and BB&D Manufacturing, Inc. (collectively "BB&D") and placed them in a newly formed, majority owned subsidiary, Airseal West. Airseal West sells, manufactures and distributes specialty and standard air filter housings for HVAC systems in the western United States. The results of operations for the acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the periods presented should be evaluated specifically in the context of the Acquisitions. Additionally, the historical results of operations do not fully reflect the operating efficiencies and improvements expected from upgrading and integrating the acquired businesses into the Company's operations. There can be no guarantee that the Company will be able to achieve these objectives and gains in efficiency. The Company believes the Acquisitions will have a positive impact on its future results of operations.


Results of Operations for Three Months Ended September 30, 1997 Compared to September 30, 1996

The following table summarizes the Company's results of operations as a percentage of net sales for the three months ended September 30, 1997 and 1996.

                                                   Three Months Ended
                                                      September 30,
                                                 1997              1996
                                           ----------------  ----------------
                                                    (000's omitted)
Net sales                                    39,233  100.0%   14,453   100.0%
Gross profit                                  9,345   23.8     3,901    27.0
Operating expenses                            6,128   15.6     2,440    16.9
Operating income                              3,217    8.2     1,461    10.1
Income before income taxes                    3,331    8.5     1,420     9.8
Income taxes                                  1,205    3.1       555     3.8
Net income                                    2,126    5.4       865     6.0


Net sales: Net sales for the three months ended September 30, 1997 increased by $24,780,000, or 172%, to $39,233,000 from $14,453,000 for the three months ended
September 30, 1996. The increase was primarily due to the acquisition of Precisionaire, which contributed approximately $24,103,000 of net sales, and sales from Airseal West, whose sales contributed approximately $549,000 to the Company's net sales. Sales from subsidiaries held during both periods increased $128,000, or 0.9%, compared to the prior year quarter. Factors impacting sales included, but were not limited to, a downturn in demand for laminar-flow HEPA filters for use in new semiconductor manufacturing facilities, increased sales of Flanders Absolute Isolation Barriers to the pharmaceutical industry, and normal fluctuations in product mix and the timing of shipments. See "Outlook".

Gross Profit: Gross profit for the three months ended September 30, 1997 increased by $5,444,000, or 140%, to $9,345,000, which represented 23.8% of net sales, from $3,901,000, which represented 27.0% of net sales, for the three months ended September 30, 1996. The primary reasons for the decrease in gross margin percentage were higher than normal costs associated with opening new facilities in Momence, Illinois and Henderson, Nevada. Other factors affecting gross profit margins included additional shipping costs from shipping product from plants in the Eastern U.S. to customers served by the new facilities, the Company's ongoing automation project for stock product lines, and normal fluctuations in product mix. See "Outlook".

Operating expenses: Operating expenses for the three months ended September 30, 1997 increased by $3,688,000, or 151%, to $6,128,000, representing 15.6% of net sales, from $2,440,000, representing 16.9% of net sales, for the three months ended September 30, 1996. The primary reason for the overall increase in operating expenses was the acquisition of Precisionaire and establishment of Airseal West, which accounted for $3,669,000 of the increase. Operating expenses decreased as a percentage of net sales compared to the prior year quarter, primarily due to the impact of savings associated with the consolidation of operations of the various subsidiaries. Other factors affecting operating expenses included an increase in sales commission expenses related to the increase in volume.

Net income: Net income for the three months ended September 30, 1997 increased by $1,261,000, or 146%, to $2,126,000, or $0.10 per share, from $865,005, or
$0.05 per share for the three months ended September 30, 1996. As a result of capital raising activities, including the sale of approximately 1,897,000 shares of common stock during the twelve months ended September 30, 1997, the Company's average primary and fully diluted shares outstanding increased to 21,478,000 and 22,297,000 shares outstanding, respectively, for the three months ended September 30, 1997, up from 18,685,000 and 19,205,000 shares, respectively, for the three months ended September 30, 1996.


Results of Operations for Nine months Ended September 30, 1997 Compared to September 30, 1996

The following table summarizes the Company's results of operations as a percentage of net sales for the nine months ended September 30, 1997 and 1996.

                                                    Nine Months Ended
                                                      September 30,
                                                 1997              1996
                                           ----------------  ----------------
                                                    (000's omitted)
Net sales                                  100,483   100.0%   40,695   100.0%
Gross profit                                25,289    25.2    10,368    25.5
Operating expenses                          17,981    17.9     6,988    17.2
Operating income                             7,308     7.3     3,380     8.3
Income before income taxes                   7,506     7.5     3,586     8.8
Income taxes                                 2,715     2.7     1,373     3.4
Net income                                   4,791     4.8     2,213     5.4


Net sales: Net sales for the nine months ended September 30, 1997 increased by $59,788,000, or 147%, to $100,483,000 from $40,695,000 for the nine months ended
September 30, 1996. The increase was primarily due to the Acquisitions and establishment of new subsidiaries, which contributed approximately $65,333,000 of net sales. Comparable sales from the Company's business at September 30, 1996, which included the operations of Flanders Filters, Inc. ("FFI"), CSC and Flanders Airpure Products Company, LLC ("Airpure") were down approximately $5,545,000, or 13.6%, compared to the prior year period. The Company attributes this decrease to a cyclical slowdown in capital spending for new semiconductor facilities.

Gross Profit: Gross profit for the nine months ended September 30, 1997 increased by $14,921,000, or 144%, to $25,289,000, which represented 25.2% of net sales, from $10,368,000, which represented 25.5% of net sales, for the nine months ended September 30, 1996. The Company has identified two major factors having an impact upon its gross margins: (1) a decrease in gross profit margins associated with the establishment of two new manufacturing plants, in Henderson, Nevada and Momence, Illinois, and the resulting production inefficiencies typical of start-up operations, additional shipping costs for product shipped to customers in these areas from plants in the Eastern U.S., and training costs associated with a new labor force; and (2) an increase in gross profit margins associated with improvements in operating efficiency associated with focusing each manufacturing facility on a particular type of product, which reduced direct costs in the following areas: (i) reduced down time due to switching lines between products; (ii) eliminated individual lot inventory tracking at the Company's Washington, North Carolina facility required by regulations governing the manufacture of nuclear and biological containment environments by moving all containment environment manufacturing operations to CSC's plant in Bath, North Carolina; (iii) the automation of additional production lines at several Precisionaire facilities; and (iv) reduced training and coordination time at each location by reducing the number of certification and training hours required of employees by producing fewer types of products at each facility. Other factors affecting gross profit margins included lower profit margins from newly started facilities and differences in timing of orders and product mix during the respective periods. See "Outlook".

Operating expenses: Operating expenses for the nine months ended September 30, 1997 increased by $10,993,000, or 157%, to $17,981,000, representing 17.9% of net sales, from $6,988,000, representing 17.2% of net sales, for the nine months ended September 30, 1996. The primary reasons for the overall increase in operating expenses were the Acquisitions and the establishment of new subsidiaries, which accounted for an increase of $10,861,000 compared to the prior year period. Operating expenses increased as a percentage of net sales compared to the prior year period, primarily because FFI, a subsidiary heavily focused on providing high-end filters for use in semiconductor manufacturing facilities, had lower sales volume compared to the prior year period while its operating expenses remained relatively flat. See "Outlook".

Net income: Net income for the nine months ended September 30, 1997 increased by $2,578,000, or 116%, to $4,791,000, or $0.22 per share ($0.21 fully diluted), from $2,213,000, or $0.13 per share for the nine months ended September 30, 1996.


Liquidity and Capital Resources

Working capital was $21,672,000 at September 30, 1997, compared to $22,570,000 at December 31, 1996. This includes cash, cash equivalents and other short-term investments of $2,935,000 and $2,390,000 at September 30, 1997 and December 31, 1996, respectively, and committed cash of $0 and $8,000,000 at September 30, 1997 and December 31, 1996, respectively. The $8,000,000 in committed cash and committed capital which was outstanding at December 31, 1996 was released in January 1997, and used to pay down long-term and convertible debt (see Note 3 to "Notes to Unaudited Consolidated Financial Statements"). Working capital does not include the unused portion of the Company's revolving credit line.

Trade receivables increased $5,731,000, or 32%, to $23,638,000 at September 30, 1997 from $17,907,000 at December 31, 1996. The increase was due to the greater volume of sales during the period ended September 30, 1997.

Net cash used by operating activities was $1,112,000 for the three months ended September 30, 1997, and the Company's investing activities consumed $3,602,000. Investing activities included the purchase of equipment for certain of the Company's manufacturing facilities. Net cash provided by financing activities for the three months ended September 30, 1997 was $5,014,000, primarily from the issuance of long-term debt.

As of September 30, 1997, the Company had a credit facility with NationsBank, consisting of a working capital revolving credit facility in the maximum principal amount of $25,000,000 which bore interest at the prime rated as established by NationsBank plus 1% per annum. The revolving credit facility was secured by substantially all of the Company's assets. As of September 30, 1997, the Company had used approximately $5,935,000 of the revolving credit facility. On November 10, 1997, the Company paid all outstanding amounts under the credit facility from the net proceeds of $41,960,000 received in its public offering, completed on November 5, 1997, and terminated this facility. See "Subsequent Events."

The Company recently purchased property in Momence, County of Kankakee, Illinois (the "Illinois Property") for a new mid-range manufacturing facility. In connection with such purchase, the Company agreed to assume all risk of environment liability for past, present or future conditions on the Illinois Property other than liability for environmental problems related to ground water. The Illinois Property had certain environmental problems which required remediation under federal and Illinois law. The seller of the Illinois Property has worked extensively with the Illinois Environmental Protection Agency ("IEPA") with regard to the environmental matters, and the Company has completed both Phase I and Phase II environmental surveys with respect to the property, and it appears that the environmental matters have been resolved, except for certain monitoring procedures required by the IEPA. However, resolution of state issues has no effect on any potential federal or common law claims, and there can be no assurance that such claims will not be made.

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

Approximately 20% of the Company's net sales in 1996 were from high-end products sold for use in the semiconductor industry. The Company believes that new fabricated plant construction for the semiconductor manufacturing industry, which typically occurs in large phases as new manufacturing capacity is brought on line, is in a periodic slowdown. As such, the demand for the Company's laminar flow HEPA products will be less than previous quarters through at least the fourth quarter of 1997.

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

The Company has begun a program to increase its gross margins by automating portions of its production lines at FFI, Precisionaire and Airpure using technology developed at Precisionaire and FFI. Currently, approximately twenty percent of the Company's production lines incorporate the new automated equipment designs. The Company will continue to implement the additional automation for these production lines one at a time, to minimize down time. The Company estimates the total cost for automation of its facilities will be approximately $10,000,000, and will fund such automation from funds raised in its recent public offering. See "Subsequent Events".

The Company intends to continue increasing production capacity for air filtration products, and has announced plans to expand upon or build facilities in the Asia/Pacific Basin. The Company has recently relocated its Airpure West operations to a facility in Henderson, Nevada. Additionally, the Company has recently opened a manufacturing facility at the Illinois Property. These new or expanded facilities, as well as the automation of existing production lines, are part of the Company's growth strategies and will require substantial continuing investment in capital equipment during 1997. Although the Company has been able to arrange equity financing or debt facilities to date, there can be no assurance that additional equity or debt financing will continue to be available in the future, or that it will be available on terms acceptable to the Company.

The Company intends to develop new markets and products for those markets by applying existing technology developed for high-technology niche markets to new applications. For each new application, the Company will first develop a line of products to meet the needs of the specific application, and through trade shows, technical publications, mass marketing, distributor education and other appropriate methods, will create demand for the application in the new target market. The Company has established the Absolute Isolation Division and the Integrated Environmental Control Division to focus on (i) methods to manufacture pharmaceutical and other products in synthesized atmospheres and completely isolated and secure environments using Absolute Isolation Barriers and (ii) Indoor Air Quality diagnosis and solutions for commercial and public buildings and for residential application. The Company believes there will be an increase in interest in Absolute Isolation Barriers in the future because these products prevent cross-contamination between different products and different lots of the same product being manufactured at the same facility, as well as increase production yields. Additionally, the Company believes there is an increase in public concern regarding the effects of IAQ on employee productivity, as well as an increase in interest in standards for detecting and solving IAQ problems. The Company will continue to concentrate its efforts on products with high replacement potential.

Subsequent Events

On October 21, 1997, the Company completed an underwritten public secondary offering dated October 16, 1997, of 6,000,000 shares of the Company's common stock at $7.00 per share (the "Offering"). Net proceeds to the Company after deducting commissions and expenses from the Offering of approximately $3,200,000 amounted to $38,800,000. The Company will utilize the proceeds from the Offering for new facilities, expansion of existing facilities, automation, repayment of debt and general corporate purposes. On November 5, 1997, the underwriters of the Offering exercised their over-allotment option to purchase 480,000 shares of the Company's common stock at $7.00 per share. Net proceeds to the Company after deducting commissions and expenses from the over-allotment totaling approximately $200,000 amounted to $3,160,000, which will also be used for new facilities, expansion of existing facilities, automation, repayment of debt and general corporate purposes. Net proceeds from the Offering, including the over-allotment, were approximately $41,960,000.

On November 10, 1997, using proceeds from the Offering, the Company repaid the entire outstanding balance of its revolving credit line with NationsBank, N.A., and terminated the revolving credit facility under the terms of its agreement with NationsBank, N.A. Contemporaneously, the Company entered into a new revolving line of credit agreement ("Credit Agreement") with SunTrust Bank, Tampa Bay, and Zions First National Bank. The Credit Agreement is for a term of two years and provides the Company with a line of credit up to a maximum principal amount of $30,000,000. Outstanding balances on the credit line bear interest at the option of the Company, at either (a) the "prime" rate of interest publicly announced by SunTrust Bank, or (b) the "LIBOR" rate as reported by the Wall Street Journal plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth; as of November 14, 1997, this rate would be 6 23/32% for interest periods of one month and 6 15/16% for interest periods of three months.

PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

    There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended September 30, 1997.

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

Item 3.    Defaults Upon Senior Securities - None.

Item 4.    Submission of Matters to a Vote of Security Holders - None.

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

  (a)  Exhibits

     Exhibit No.                Description

        3.1 Articles of Incorporation for Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.
        3.2 Bylaws of Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.
        4.1(a) Warrant Agreement with Gilford Securities Incorporated, previously filed with the Form S-1 on October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
        4.1(b) Form of Warrant Agreement with Raymond James & Associates, Inc. and Cleary Gull Reiland & McDevitt, Inc., previously filed with Form S-1 on September 15, 1997 (Reg. No. 333-33635) and incorporated herein by reference.
        4.2 Form of Series A Convertible Subordinated Debentures, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
        4.3 Form of 10% Convertible Notes, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
        4.4 Form of Warrants, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.
        10.1 Stock Purchase Agreement between Flanders Corporation and the Shareholders of Precisionaire, Inc., filed with the Form 8-K dated September 23, 1996, incorporated herein by reference.
        10.2    Indemnification Agreement between Flanders Corporation, Steven
                K. Clark, Robert Amerson and Thomas Allan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
        10.3 Guaranty Agreement between Flanders Corporation and American National Bank of Texas, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.

        10.4    Agreement and Plan of Merger between Elite Acquisitions and
                Flanders Filters, Inc., filed with the December 31, 1995 Form
                10-K, incorporated herein by referrence.
        10.5    Stock Purchase Agreement between Flanders Corporation and the
                Shareholders of Charcoal Service Corporation, filed with the
                May 31, 1996 Form 8-K, incorporated herein by reference.
        10.6    Stock Purchase Agreement between Flanders Corporation and the
                Shareholders of Air Seal Filter Housings, Inc. (previously filed with Form S-1, filed October 21, 1996 (Reg. No. 333-14655)
                and incorporated herein by reference).
        10.7    Promissory Note from Precisionaire, Inc., to SunTrust Bank,
                Tampa Bay, in the amount of $2,134,524, dated August 28, 1997, filed with the Form S-1 dated September 15, 1997 (Reg. No.
                333-33635) and incorporated herein by reference.
        10.8    Assumption Agreement between POF Realty, Precisionaire, Inc.,
                Polk County Industrial Development Authority and SunTrust Bank,
                dated August 1, 1997, filed with the Form S-1 dated September
                15, 1997 (Reg. No. 333-33635) and incorporated herein by
                reference.
        10.9    Mortgage Deed and Security Agreement between Precisionaire,
                Inc., and SunTrust Bank, Tampa Bay, dated August 28, 1997, filed with the Form S-1 dated September 15, 1997 (Reg. No.
                333-33635) and incorporated herein by reference.
        10.10   Financing and Security Agreement by and among Flanders
                Corporation and NationsBank, N.A., dated September 19, 1996, filed with the Form 8-K dated September 23, 1996, incorporated herein by reference.
        27      Financial Data Schedule.
        99.1    Employment Agreement between Elite Acquisitions, Inc., Flanders
                Filters, Inc., and Steven K. Clark, filed with the December 31,
                1995 Form 10-K, incorporated herein by reference.
        99.2    Stock Option Agreement between Elite Acquisitions, Inc., and
                Steven K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
        99.3    Employment Agreement between Elite Acquisitions, Inc., Flanders
                Filters, Inc. and Robert R. Amerson, filed with the December
                31, 1995 Form 10-K, incorporated herein by reference.
        99.4    Stock Option Agreement between Elite Acquisitions, Inc. and
                Robert R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
        99.5    Stock Option Agreement between Elite Acquisitions, Inc., and
                Thomas T. Allan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
        99.6    Stock Option Agreement between Elite Acquisitions, Inc., and
                William M. Claytor, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
        99.7    Employment Agreement between Flanders Corporation,
                Precisionaire, Inc., and Gustavo Hernandez, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
        99.8    Amendment to Employment Agreement between Elite Acquisitions,
                Inc., Flanders Filters, Inc., and Steven K. Clark, filed with
                Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
        99.9    Amendment to Employment Agreement between Elite Acquisitions,
                Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with
                Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
        99.10   Flanders Corporation Long-Term Incentive Plan, filed with the
                December 31, 1995 Form 10-K, incorporated herein by reference.
        99.11   Flanders Corporation 1996 Director Option Plan, filed with the
                December 31, 1995 Form 10-K, incorporated herein by reference.

        99.12   Stock Option Agreement between Flanders Corporation and Steven
                K. Clark dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.
        99.13   Stock Option Agreement between Flanders Corporation and Robert
                R. Amerson dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.
        99.14   Stock Option Agreement between Flanders Corporation and Steven
                K. Clark dated June 3, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.
        99.15   Stock Option Agreement between Flanders Corporation and Robert
                R. Amerson dated June 3, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

    (b)    Reports on Form 8-K - None

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 15th day of November, 1997.

                                FLANDERS CORPORATION



                                By:  /s/ Steven K. Clark
                                --------------------------
                                Steven K. Clark
                                Vice President Finance/Chief Financial Officer and Director