Form 10-Q/A
period 1997-09-30
FLANDERS CORP
filed 1997-11-20
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ______________________


                                   FORM 10-Q/A


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
                                                   ============  ============  ============


           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   For the Three Months Ended   For the Nine Months Ended
                                                         September 30,                September 30,
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

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.    Nature of Business and Interim Financial Statements - Continued

Earnings per share - continued. Primary earnings per common and common equivalent share for the three month and nine month periods ended September 30, 1997 and 1996 were calculated as follows:

                                                   For the Three Months Ended   For the Nine Months Ended
                                                         September 30,               September 30,
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
                                                   ============  ============  ============  ============

Fully diluted earnings per common and common equivalent share for the three month and nine month periods ended September 30, 1997 and 1996 were calculated as follows:

                                                   For the Three Months Ended   For the Nine Months Ended
                                                         September 30,               September 30,
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

Dated this 20th day of November, 1997.

                                FLANDERS CORPORATION



                                By:  /s/ Steven K. Clark
                                --------------------------
                                Steven K. Clark
                                Vice President Finance/Chief Financial Officer and Director