Form 10-K
period 1997-12-31
FLANDERS CORP
filed 1998-03-31
CIK 799526

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

                                  (Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31,1997

                                       or

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 [No Fee Required] for the transition period from __________ to __________

                        Commission File Number 0-27958

                             FLANDERS CORPORATION
            (Exact name of registrant as specified in its charter)


        North Carolina                          13-3368271
-------------------------------          ------------------------
(State or other jurisdiction of          (IRS Employer ID Number)
 incorporation or organization)

      531 Flanders Filters Road,
            Washington, NC                        27889
----------------------------------------        ----------
(Address of principal executive offices)        (Zip Code)




Registrant's telephone number, including area code:  (919) 946-8081

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:


       Title of Each Class                 Name of exchange on which registered
---------------------------------------    ------------------------------------
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

YES  [X]     NO [ ]

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 24, 1998, the number of shares outstanding of the registrant's common stock was 25,663,425 shares.

As of March 24, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $73,558,092 (only stock held by directors, officers and principal shareholders filing Schedules 13D and 13G were excluded).

                             FLANDERS CORPORATION
                                   FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 1997


PART I

    Item 1.     Business......................................................3
    Item 2.     Properties...................................................12
    Item 3.     Legal Proceedings............................................13
    Item 4.     Submission of Matters to a Vote of Security Holders..........14

PART II

    Item 5.     Market for Registrant's Common Equity and Related
                Stockholder Matters..........................................15
    Item 6.     Selected Financial Data......................................16
    Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations..........................17
    Item 8.     Financial Statements and Supplementary Data..................26
    Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure..........................26

PART III

    Item 10.    Directors and Executive Officers.............................27
    Item 11.    Executive Compensation.......................................28
    Item 12.    Security Ownership of Certain Beneficial Owners and
                Management...................................................30
    Item 13.    Certain Relationships and Related Party Transactions.........32
    Item 14.    Exhibits, Financial Statement Schedules and Reports on
                Form 8-K.....................................................33

Signatures...................................................................37

FINANCIAL STATEMENTS

    Independent Auditor's Report............................................F-2
    Consolidated Balance Sheets.............................................F-3
    Consolidated Statements of Income.......................................F-4
    Consolidated Statements of Stockholders' Equity.........................F-5
    Consolidated Statements of Cash Flows...................................F-6
    Notes to Consolidated Financial Statements..............................F-9
    Financial Statement Schedules..........................................F-26

                                    PART I

Item 1.    Business

OVERVIEW

Flanders Corporation (the "Company" or "Flanders") designs, manufactures and markets a broad range of air filtration products, including (i) high efficiency particulate air ("HEPA") filters, with at least 99.97% efficiency, and absolute isolation barriers ("Absolute Isolation Barriers") for the creation of synthesized atmospheres to control manufacturing environments and for the absolute control and containment of contaminants and toxic gases in certain manufacturing processes, (ii) mid-range filters for individual and commercial use, which fall under specifications which are categorized by efficiency ratings established by the American Society of Heating, Refrigeration and Air Conditioning Engineers ("ASHRAE"), and (iii) standard-grade, low cost filters with efficiency ratings below 30% sold typically off-the-shelf for standard residential and commercial furnace and air conditioning applications. Approximately 55% of the Company's net sales are from products with high replacement potential. The Company's air filtration products are utilized by many industries, including those associated with commercial and residential heating, ventilation and air conditioning systems (commonly known as "HVAC" systems), semiconductor manufacturing, ultra-pure materials, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. The Company also designs and manufactures its own production equipment to allow for highly automated manufacturing of these products. Furthermore, the Company produces glass-based filter media for many of its products to maintain control over the quality and composition of such media. The Company's customers include Abbott Laboratories, Home Depot, Inc., Motorola, Inc., Merck & Co., Inc., Upjohn Co., Wal-Mart Stores, Inc., Westinghouse Electric Corp., and several large computer chip manufacturers.

Although the Company historically has specialized in HEPA and mid-range filters, the Company has recently positioned itself to offer to its customers a full range of air filtration products. In 1996, the Company diversified its product line by implementing a strategy of growth by acquisition through the purchase of three other companies (the "Acquisitions"): Charcoal Service Corporation, now known as Flanders/CSC Corporation ("CSC"), which specializes in charcoal filtration systems for the removal of gaseous contaminants; Air Seal Filter Housings, Inc. ("Air Seal"), which specializes in filter housings and customized industrial HVAC equipment, and Precisionaire, Inc. ("Precisionaire"), which specializes in the manufacture and sale of filter products ranging from mid-range through standard-grade filters. As a result of the Acquisitions and its operation of various subsidiaries, the Company has the ability to design, manufacture and market high-end, mid-range and standard-grade air filtration products and related equipment and hardware. The Company's business strategy is designed to enhance the Company's presence as a manufacturer and supplier of air filtration products by (i) increasing the Company's market share, (ii) expanding the Company's market through the introduction of new products, and (iii) improving operating efficiencies. The Company intends to increase market share by continued strategic acquisitions of synergistic businesses, by taking advantage of certain cross-selling opportunities due to a newly expanded product line, and by continued expansion both domestically and internationally. The Company intends to develop new markets, and products for those markets, by applying existing technology developed for high-technology niche markets to new applications. The Company intends to improve operating efficiency through increasing automation and by eliminating redundancy between facilities, by deleting the duplication of selling and administrative efforts of subsidiaries, and by cross-applying technology and expertise among subsidiaries.

GENERAL DEVELOPMENT OF BUSINESS

Elite Acquisitions, Inc. ("Elite"), the predecessor of the Company, was incorporated on July 2, 1986 in the State of Nevada. Flanders Filters, Inc. ("FFI") was started in 1950 by A.R. Allan, Jr. in Riverhead, New York. FFI moved its entire plant and office from New York to Washington, North Carolina in 1968. Effective December 29, 1995, Elite acquired FFI in a stock-for-stock exchange. Prior to the acquisition of FFI, Elite was a "public shell" company with no significant operations or assets. The acquisition of FFI was accounted for as a reverse acquisition, meaning that for accounting purposes FFI is treated as having acquired Elite and the historical financial statements of FFI become the historical results of Elite. Therefore, all references to the historical activities of the Company refer to the historical activities of FFI. In January 1996, Elite formed a new subsidiary under the laws of North Carolina, and changed its domicile to North Carolina through a reincorporation merger with and into the Company. As part of the reincorporation merger, Elite changed its name to Flanders Corporation. The reincorporation merger did not result in any material change in the Company's business, management, assets, liabilities or net worth.

In February 1994, the Company organized Flanders Airpure Products Company, LLC ("Airpure"), as a 63% owned subsidiary of FFI. Airpure manufactures and markets industrial and commercial bags, pleats and industrial grade HEPA filters. In March 1996, the Company formed a wholly owned subsidiary of FFI, Flanders Airpure West, Inc. ("Airpure West"), to manufacture Airpure's products for the western United States. In May 1997, Airpure West's operations were moved to the Company's facility in Henderson, Nevada.

Effective May 1996, pursuant to a stock purchase agreement, the Company acquired all of the outstanding stock of CSC, a charcoal filter manufacturer based in North Carolina specializing in activated charcoal filters and containment environments. The purchase price for CSC was approximately $4,435,690 and up to 100,000 shares of the Company's common stock currently issued and held in escrow to be released if certain performance criteria are met, subject to a post-closing purchase price adjustment. The acquisition of CSC has been accounted for as a purchase. As of December 31, 1997, 79,000 shares have been earned and as of February 15, 1998, 79,000 shares have been released from escrow to the CSC sellers.

In June 1996, pursuant to a stock purchase agreement, the Company acquired all of the outstanding stock of Air Seal, a mid-range custom filter housing manufacturer based in Stafford, Texas. The purchase price for Air Seal was approximately $2,150,000 and up to 150,000 shares of the Company's common stock currently issued and held in escrow to be released if certain performance criteria are met. The acquisition of Air Seal has been accounted for as a purchase. As of December 31, 1997, no shares have been released. Also in June 1996, the Company formed a wholly owned subsidiary in Singapore, Flanders International Pte., Ltd. ("FIL"), to market and eventually manufacture the Company's products in the Pacific Rim.

In September 1996, pursuant to a stock purchase agreement, the Company acquired all of the outstanding stock of Precisionaire, a manufacturer of air filter products for commercial and residential HVAC systems, headquartered in St. Petersburg, Florida. The purchase price was $25,123,425, subject to a post-closing purchase price adjustment, and up to 786,885 shares of Company common stock currently issued and held in escrow to be released if certain performance criteria are met. The acquisition of Precisionaire has been accounted for as a purchase. As of December 31, 1997, 547,986 shares were released from escrow to the Precisionaire sellers.

In February 1997, the Company organized Airseal West, Inc. ("Airseal West"), an 80% owned subsidiary of Flanders. In March 1997, pursuant to an acquisition agreement the Company acquired, through Airseal West, the majority of the assets of Intermountain Paint and Sub-Assembly, Inc. and BB&D Manufacturing, Inc. (collectively "BB&D"). The acquired assets included fixed assets, inventory and the unbilled and uncompleted portion of ongoing orders. As consideration for such assets, the Company paid $403,000 and BB&D received 40% of the outstanding stock of Airseal West. In November 1997, the Company increased its ownership interest in Airseal West to 80% through the conversion of debt into common stock. BB&D currently owns 20% of the outstanding stock of Airseal West. BB&D has the right to exchange its Airseal West common stock for shares of the Company's common stock based on an exchange rate to be determined by Airseal West's pre-tax earnings for the year prior to such exchange. Airseal West manufactures specialty and standard housings for air filtration and HVAC systems, as well as integrated custom industrial-grade HVAC systems and other specialty products for sale and distribution in the western United States.

In December 1997, the Company organized Flanders Acquisitions, Inc. ("Acquisitions, Inc."), a wholly owned subsidiary of Flanders. Effective December 1, 1997, pursuant to an agreement and plan of merger the Company acquired GFI, Inc., through Acquisition, Inc., in a stock for stock exchange. The GFI, Inc. shareholders received a total of 187,502 shares of Flanders common stock. The total cost of acquisition was $1,394,639, based on the price of the Company's common stock on November 26, 1997. GFI, Inc. was merged with and into Acquisitions, Inc. with GFI, Inc. continuing as the surviving corporation. GFI, Inc. manufactures glass-based filter media and specialty filters.

INDUSTRY BACKGROUND

Frost & Sullivan, a leading industry analyst, estimates that the total domestic industrial air filtration market was approximately $960 million in 1996 and $1.02 billion in 1997. Additionally, management believes the domestic market for retail and wholesale off-the-shelf air filters and related products used in residential and commercial HVAC applications exceeded $500 million in 1996. The forces driving the air filtration market have evolved over the past decade from concerns related to the preservation of machinery and equipment to industry goals of maintaining productivity and present day concerns and governmental requirements related to employee health. Because of these requirements, air filtration products are essential to many industries, including those associated with semiconductor manufacturing, commercial and residential HVAC systems, ultra-pure materials manufacturing, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. Increasingly, companies are devoting resources to air filtration products to enhance efficiency and productivity.

    Air filtration products are used in many different applications, including the following:

    Industrial. Air filtration products are used in standard industrial settings to provide cleaner work environments; for example, auto makers use air filtration systems to remove "oil mist" contaminants from the air in their plants, and industrial paint booth users utilize air filtration to remove paint particulates from the air.

    Semiconductor Manufacturing. Air filtration products are necessary to meet the increasingly stringent manufacturing environment requirements of semiconductor manufacturers. Laminar flow grade final filters are an essential component of a semiconductor manufacturers' cleanrooms.

    Pharmaceutical. Pharmaceutical companies are increasingly using cleanrooms to prevent cross-contamination between different products and different lots of the same products being manufactured at the same facility.

    Biotechnology. Containment systems for the manipulation of viruses and bacteria using genetic engineering techniques are critical to the biotechnology industry.

    Nuclear Power and Materials Processing. Filtration systems are necessary to radioactive containment procedures for all nuclear facilities.

    Commercial and Residential HVAC Systems. Replacement filters are an essential requirement for the efficient operation of commercial and residential HVAC systems.

RECENT TRENDS

Recent trends in industry, as well as changes in laws and governmental regulations, all encourage an increased awareness of the benefits of the use of air filtration products. Some of these trends and changes are:

    Indoor Air Quality and Health. The Company believes there is an increase in public concern regarding the effects of indoor air quality ("IAQ") on employee productivity and health, as well as an increase in interest in standards for detecting and solving IAQ problems. For example, ASHRAE has recently recommended certain minimum standards for ventilation and indoor air quality for commercial and industrial settings. The Company has had success with prototype projects in luxury hotels combining air quality and flow evaluation and diagnosis with IAQ units which incorporate HEPA filters and certain bonded charcoal technology. The units cleanse impurities such as second-hand smoke, allergens and particles which provoke asthma, hay fever and similar health conditions. The Company believes these units may be used in many different applications, including commercial office buildings, public structures, resorts, general residences and structures that have already been diagnosed as "sick" buildings. See "Item 1 -- Business -- Strategies--Expand Market with New Products."

    Synthesized Manufacturing Environments. State-of-the-art manufacturing in the semiconductor, biotechnology and pharmaceutical industries is increasingly being performed using processes requiring non-standard atmospheres which must be completely separated from the surrounding air. In particular, many new and contemplated pharmaceutical processes involve either toxic gases, poisonous byproducts or potentially hazardous genetically engineered microorganisms. Even process steps which do not involve these hazards have been shown to have higher yields and higher quality when isolated from potential cross-contaminants carried by air currents from other processes in the manufacturing area. The Company has recently developed, prototyped and favorably tested, in partnership with major pharmaceutical companies, Absolute Isolation Barriers; these products were developed and have been successfully utilized on a small scale to contain the most sensitive process steps in pharmaceutical production. The Company believes that the use of Absolute Isolation Barriers or similar competing technologies to contain critical process steps will become the norm for state-of-the-art pharmaceutical production facilities during the next three years. The Company also believes its Absolute Isolation Barriers, especially when coupled with gas-phase filtration technologies, may be adaptable to processes in the semiconductor industry.

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

    Hazardous Emission Regulation and Resultant Liability. Electrical utilities became subject to emissions regulations under Title 4 of the Clean Air Act. In addition, OSHA's Hazardous Communication Standard, the Toxic Release Inventory and community "right to know" regulations regarding liability for claims made by employees or neighboring communities have made many industries, in particular the chemical and semiconductor industries, more aware of clean air regulations. As a result, these industries have taken voluntary steps, including the utilization of air filtration systems, to bring emissions of potentially hazardous substances into line with regulatory standards.

STRATEGIES

The Company's business strategy is to (i) increase the Company's market share,
(ii) expand the Company's market through the introduction of new products with high replacement potential, and (iii) improve operating efficiencies.

Increase Market Share

    Strategic Acquisitions. The Company will continue to increase its market share through strategic acquisitions of synergistic businesses. The Company seeks to identify potential acquisition targets with (i) dominant positions in local or regional markets, (ii) underutilized capacity, (iii) operating efficiencies which can be improved through automation, (iv) an ability to add new product lines to the Company's business, and (v) significant asset value to enable the Company to obtain debt financing or non-dilutive equity financing for the acquisition. The Company is continuously evaluating acquisition opportunities in light of the above criteria. The Company focuses on those acquisition targets which complement the Company's existing technology, broaden product offerings, provide additional manufacturing facilities and access related markets. The Company also seeks acquisition targets which provide vertical integration opportunities. Once a potential target is identified, the Company commences an in-depth due diligence evaluation of the target's operations, markets, profitability and examines all potential liabilities including environmental liabilities and contingent liabilities. At the present time, the Company has no specific agreements with respect to future acquisitions, except for a non-binding letter of intent for the purchase of Eco-Air Products, Inc.

    Increase Sales to Existing and New Customers. Currently, the Company sells its products through a direct sales force and manufacturers' representatives. Historically, the manufacturers' representatives have only sold certain of the Company's products. With the recent expansion of the Company's product lines through acquisition, those representatives can now purchase from the Company a full line of air filtration products instead of buying a mix of air filtration products from a range of manufacturers, and thereby use the Company as a "one stop" purchasing source.

    Establish Foreign Presence. The Company intends to manufacture and continue to market its products in foreign markets. In April 1996, the Company established a sales office, through FIL, a wholly owned subsidiary, in Singapore. The Company intends to begin manufacturing ASHRAE-grade filters in the region once the region stabilizes.

    Establish Facilities and Expand Manufacturing Capacity Throughout the United States. The Company has recently established facilities in Illinois and North Carolina which will manufacture mid-range and standard-grade filters and equipment. See "Item 1 -- Business -- Products." The Company has also relocated its Airpure West facility from California to Henderson, Nevada. The Company plans to establish other facilities in strategically located geographical locations to increase its accessibility in various markets and decrease shipping expenses. The Company also plans to increase capacity for its mid-range and standard grade filters by automating its production lines.

    Continued Emphasis on Quality and Performance. The Company's continued emphasis on product quality has allowed it to capture market share in several high-technology industries in recent years.

Expand Market with New Products

    The Company has begun to develop products for emerging markets by applying technology developed for high-technology niche markets to more generally useful applications. The Company has established two separate divisions, the Absolute Isolation Division and the Integrated Environmental Control Division to concentrate on Absolute Isolation Barriers for pharmaceutical production and IAQ diagnosis and solutions for commercial and public buildings, respectively. The Company is also developing other applications for general commercial, industrial and residential use. As part of the development of the market for these applications, the Company may publish in technical publications, participate in trade shows, or increase its program for mass marketing and consumer education.

    Absolute Isolation. The Company believes that its Absolute Isolation Barriers adopted from the Company's containment environments for the production of genetically engineered microorganisms allow pharmaceutical manufacturers to increase quality and obtain higher yields. Based upon response from two major pharmaceutical manufacturers to the Company's pilot projects at their facilities, the Company established a division focused on these products in May 1997.

    Synthesized Manufacturing Environments. The Company intends to market its Absolution Isolation Barriers, in combination with gas-phase filtration technologies, to industries which require specialized environments, typically involving oxygen-free or noble gas atmospheres. Several industries are already using or are moving toward using these types of specialized environments for their new products and processes. For example, the semiconductor industry is considering using noble gas environments for processes to eliminate microscopic flaws caused by oxidation and other chemical reactions with ambient air during microcircuit production.

    Integrated Environmental Control Systems. In response to concerns of IAQ problems, the Company established a division in June 1997 focused on diagnosing, solving and monitoring IAQ problems. These problems range from secondhand smoke propagated through hotel ventilation systems to SBS syndrome. The Company is currently participating in a prototype IAQ project at a major luxury hotel to eliminate secondhand smoke and other airborne contaminants from the facility.

Increase Operating Efficiency

    Automation. In an effort to increase gross margins, the Company recently commenced a program to automate portions of its production lines at FFI, Precisionaire and Airpure using technology developed at Precisionaire and FFI. Currently, approximately 30% of the Company's product lines incorporate the new automated equipment designs. The Company plans to implement additional automated equipment designs into various other production lines one at a time to minimize down time.

    Eliminate Redundancy. The Company is continuing to increase the manufacturing focus of its individual subsidiaries so that each subsidiary only produces a single category of product. For example, the Company has reduced costs by eliminating redundant part and lot tracking for its activated carbon filter products between its FFI and CSC facilities by producing such products exclusively at its site in Bath, North Carolina.

    Centralize Overhead Functions. The Company has begun to implement plans to centralize and eliminate duplication of efforts between its subsidiaries in the following areas: purchasing, production planning, shipping coordination, marketing, accounting, personnel management, risk management and benefit plan administration.

    Cross-Apply Technology and Expertise. The Company plans to evaluate the manufacturing technologies used by its various subsidiaries and to cross-apply such technologies to create greater efficiencies in each manufacturing line. The Company has already identified cost saving procedures used by FFI which, when implemented, will enhance the efficiency at Precisionaire.

The Company's ability to achieve these objectives is subject to various risks and uncertainties as described in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook."

MARKETING

The Company sells its products through manufacturers' representatives, distributors and a direct sales force. Sales to the semiconductor, biotechnology and general industrial markets are typically made through manufacturers' representatives. The direct sales force sells primarily to wholesale distributors, large retail chains, original equipment manufacturers, end users and government organizations.

Each of the Company's subsidiaries has historically used manufacturers' representatives for their respective product lines. Each representative typically represents a group of end users with similar filtration needs, in a relatively small geographical region. For example, FFI typically has at least one "exclusive" representative with respect to its HEPA products in each major urban center in the United States, whose customers are the high- technology firms who use FFI's products, or the specialty HVAC contractors who serve these end users. These representatives have historically also sold mid-range ASHRAE filters, standard-grade filters and related products and housings from other manufacturers to complete their product offerings. Now that the Company offers all of these products, management believes that many of these representatives will elect to offer the Company's line of products exclusively, and discontinue offering competitors' products; however, the Company currently has no such exclusive agreements.

The Company is currently focused on expanding its business with each of these representatives to include all of the Company's products. The Company believes it will be successful with the majority of its current representatives for the following reasons:

    Product Quality. The Company manufacturers high performance air filtration products. It currently offers filters of 99.999997% on particles 0.1 microns or larger, which the Company believes is the highest efficiency rating available anywhere. The Company has provided eight Absolute Isolation Barriers which are currently in use for production of cytotoxic and mutagenic drugs.

    Name Recognition. The Company believes that each of its product lines has high name recognition in its target markets. The Company's representatives have indicated that they believe their sales will be increased with additional products associated with the Company.

    Single-Source Supplier. The Company provides a broad spectrum of air filtration products. The ability to work with a single source for filters will enable representatives to operate more efficiently, only needing to be trained on one filtration system, maintain contacts with a single organization and order from a central source.

    Product Promotion and Innovation. The Company plans to introduce the public to new applications it is developing for filtration products. Representatives will be able to take advantage of the additional name recognition and public knowledge associated with the marketing of the new products; they see this as a competitive advantage to selling the Company's products.

The Company is also seeking to consolidate its share of its direct customers' business in the same fashion. For example, CSC has historically sold high-end radiation containment filtration systems for radioactive containment and exhaust purposes to United States Department of Energy nuclear facilities. These facilities also use standard and industrial-grade filters for air intake systems and control areas. The Company believes each of its subsidiaries will be able to sell its direct customers additional products from the other subsidiaries for many of the same reasons given above: perception of product quality, convenience of a single-source supplier, name recognition, and public knowledge of product innovations and technical superiority.

PRODUCTS

The Company's products are high-end, mid-range and standard-grade air filtration products and related equipment and hardware. These principal products are divided into product lines and each product line is marketed separately through a combination of direct sales and a network of regional distributors and specialized technical representatives and contractors.

    "High-End" Products

    The Company manufactures and sells "high-end" air filtration products for use in applications requiring HEPA filters, or absolute control of other contaminants or toxic gases, with at least 99.97% efficiency. Set forth below is a description of some of the Company's high-end products.

    HEPA Filters. The Company manufactures a full line of commercial-grade and specialty HEPA filters, in a variety of styles, including bag filters, fluid seal filters and clamp-down ceiling filters. These filters are used to remove extremely small particles from air and other gases for a variety of applications ranging from removing radioactive particles in the event of a nuclear containment breach to removing oil mist from the air of automobile plants to meet OSHA requirements, to removing cigarette smoke from the air of smoking areas at airport terminals before it is mixed with the general airport air. The Company holds patents relating to certain of its HEPA filters and to certain related proprietary particle scanning technologies used for testing such products.

    Laminar Flow Grade Filters. The Company manufactures an extensive line of high-performance air filters designed to meet the additional requirements of cleanrooms. Efficiencies for various laminar flow filter types range from 99.99% to 99.999997% for particle removal. The performance of these product lines forms the basis for the Company's reputation among high-end users. The Company produces its own glass- based filter media so that it can maintain quality control over the production of the media. Besides allowing more immediate and effective product quality control, the Company has developed unique processes which enable them to manufacture "completely separatorless" filters, while competing filters use aluminum, tape, glue or strings to separate adjacent pleats of the media which obstruct air flow and contribute to off-gassing and particle generation. Laminar flow grade filters are essential for the production of semiconductors, pharmaceuticals and many other high-technology products.

    HEGA Products. High-efficiency gas absorbers ("HEGAs") collect gaseous contaminants through "adsorption," or collecting contaminants in a condensed form on a surface. HEGA filters are used to control or eliminate gaseous contaminants, odors, bacteria and toxic chemicals. HEGA products typically contain one of several forms of activated charcoal, selected to match the types of contaminant which need to be filtered for the particular application. HEGA filters, in combination with ASHRAE-grade and HEPA filters, are critical to many applications, including the production and disposal of chemical and biological warfare agents, the removal of radioactive gases from the exhaust of nuclear facilities and the removal of volatile organic compounds generated by many industries including hospital operating rooms.

    Synthesized Manufacturing Environments. The Company manufactures specialized containment environments, called Absolute Isolation Barriers, for a variety of high technology applications. These environments typically combine stainless steel housings with HEPA filters, activated carbon filters and self-contained fan-filter units. Depending on the application, Absolute Isolation Barriers generate specialized environments meeting requirements for a combination of temperature, humidity, oxygen levels, air pressure, ambient noise and chemical make-up. They typically also include measures to protect personnel and equipment located outside the barriers from toxic chemicals, poisonous atmospheres or infectious organisms contained within the environment. They are currently used in applications including pharmaceutical development, recombinant DNA research and contagion isolation in critical care and quarantine facilities. The Company believes they will become the norm for state-of-the-art pharmaceutical production facilities in the near future. The Company also believes they offer semiconductor manufacturers sizable advantages over their current productions methods. See "Item 1-- Business-- Strategies."

    "Mid-Range" Products

    The Company also manufactures and sells products intended for "mid-range" applications. These filters are also known as ASHRAE filters because they fall under specifications and are categorized by efficiency ratings established by the American Society of Heating, Refrigeration and Air-Conditioning Engineers. These applications are generally characterized by requiring filtration of at least 20% efficiency.

    The Company's mid-range industrial grade products include Pureform7 Separatorless Filters, Separator-Type filters with corrugated aluminum separators, electrostatic precipitators, high-temperature HEPA filters, and 95% dioctylphthalate ("DOP") high-efficiency filters in a variety of styles, including nipple-connected, square gasketed with gel-seal and round with or without faceguards. Other major ASHRAE-rated products include Precision PakTM extended surface area "bag" type filters, Rigi-PleatTM deep-pleated filters, Multi-FoldTM Collapsible medium and high-efficiency air filter cartridges, and Multi-Cap and Multi-Flo collapsible air filter cartridges for replacement of competitors' filters.

    "Standard-Grade" Products

    The Company manufactures and sells standard-grade products for use in conventional commercial and residential HVAC systems. These products are typically sold off-the-shelf to HVAC distributors, retail outlets, industrial wholesalers and specialty contractors. These filters are characterized by their low cost, and typically have efficiency ratings below 30%. The Company's product lines in this category include a full range of filters and media for standard residential and commercial furnace and air conditioning applications.

    The Company's standard-grade filters are sold under more than 20 different brand names, including Precisionaire Industrial Grade, Tri-Bond, E-Z Flow, Dustgard, Kwik Kut, Smilie, Permaire, Kwik Kleen, Pre-Foam Kleen, Kwik Kleen Synthetic, Pre-Pleat and Micro-Particle Pleated Home Air Filters.

    Other Products and Services

    In addition to filters, the Company also sells related products, including filter housings, lay-in grid cleanroom ceilings, fans and blowers, isolation dampers, adhesives, caulk, filter media and sealants. The Company also has a limited number of service clients, where the Company will replace or recharge media and perform related maintenance services.

    The Company has recently adapted testing procedures and equipment developed for the semiconductor industry, along with newly developed bonded carbon filtration technology, to offer customized IAQ diagnosis, remediation, control and monitoring for commercial and public buildings. The combined service and product provided is currently being validated in prototype projects and will be sold as Integrated Environmental Control Systems.

MANUFACTURING

The Company designs and manufactures air filters, housings, Absolute Isolation Barriers and related equipment. Its products are manufactured at several facilities in the United States, which range in size from 18,000 square feet to approximately 400,000 square feet. Precisionaire has four separate manufacturing facilities located in Bartow, Florida, Terrell, Texas and Auburn, Pennsylvania, which produce medium efficiency and standard-grade filters in standard sizes. FFI's facility in Washington, North Carolina, produces high-end HEPA products. Management believes that FFI's ability to manufacture its own HEPA filter media provides it with a significant competitive advantage, allowing more direct control over quality and composition than is generally available with outside suppliers. CSC, located in Bath, North Carolina, manufactures HEGA filters, high-end containment environments, housings, custom filter assemblies and other custom filtration products and systems which require extensive custom design, production and lot tracking. For example, CSC's products are used in the production and containment of potentially dangerous biologically engineered microorganisms. Air Seal, located in Stafford, Texas, produces mid-range custom filter housings. The Company's Selma, North Carolina, Momence, Illinois and Henderson, Nevada facilities manufacture ASHRAE grade filters. In addition, the Company designs, manufactures and assembles the majority of its own automation production equipment.

The Company's manufacturing operations are subject to periodic inspection by regulatory authorities. Because of the nature of some of the Company's products, these agencies include, in some cases, the Department of Energy, the Food and Drug Administration and other agencies responsible for overseeing sensitive technologies. One of the considerations in deciding which types of products each facility will manufacture is the segregation of highly-regulated products to a minimal number of facilities to reduce the overhead associated with regulatory monitoring and compliance.

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

COMPETITION

The air-filtration market is fragmented and highly competitive. There are many companies which compete in the Company's market areas. The Company believes that the principal competitive factors in the air filtration business include product performance, price, product knowledge, reputation, customized design, timely delivery and product maintenance. The Company believes it competes favorably in all of these categories. The Company's competitors include successful companies with resources, assets, financial strength and market share which may be greater than the Company's. Major competitors include American Air Filter International, Farr Company, HEPA Corporation, Purolator Products Air Filtration Company, Donaldson Corporation and Clark Corporation.

PATENTS, TRADEMARKS AND LICENSES

The Company currently holds 17 patents relating to filtration technology, including patents relating to HEPA filters and fabrication methods, filter leak testing methods and laminar flow cleanrooms. The Company has a patent pending for one of the components related to its Absolute Isolation Barriers.

The Company has applied for federal trademark protection for the following marks: Precisionaire7, E-Z flow7, Smilie7, AirvelopeTM, Channel-Ceil7, Channel-HoodTM, PureformTM, EconocellTM and Pureseal7. Although management believes that the patents and trademarks associated with the Company's various product lines and subsidiaries are valuable to the Company, it does not consider any of them to be essential to its business.

The Company currently licenses some of its manufacturing products to specialty HVAC and ASHRAE filter manufacturers who produce products under their own name and with their own identifying labels.

CUSTOMERS

The Company is not dependent upon any single customer. One customer, Wal- Mart Stores, Inc., accounted for 11% of net sales during the year ended December 31, 1997, and no other single customer accounted for net sales equal to or greater than 10% of the total net sales of the Company. The Company's other significant customers include Abbott Laboratories, Home Depot, Inc., Motorola, Inc., Merck & Co., Inc., Upjohn Co., Westinghouse Electric Corp., and several large computer chip manufacturers.

BACKLOG

The Company had approximately $12,940,861 in firm backlog on December 31, 1997, compared to $13,872,000 at December 31, 1996. Firm backlog includes orders received and not begun and the unfinished and unbilled portion of contracts in progress. Orders are typically not cancelable without penalty, except for certain stable filter supply contracts to nuclear facilities operated by the United States government. Backlog varies from week to week, based on the timing and mix of orders received. All backlog at December 31, 1997, is expected to be shipped by the end of the second quarter of 1998.

EMPLOYEES

The Company employed 1,479 full-time employees on December 31, 1997; 1,220 in manufacturing, 43 in development and technical staff, 52 in sales and marketing, and the remaining 164 in support staff and administration. The Company's employees are not represented by a labor union. The Company believes that its relationship with its employees is satisfactory. Manufacturers' representatives are not employees of the Company.

RESEARCH AND DEVELOPMENT

The Company's research and development is focused in the following areas:

    Automated equipment design, to increase the efficiency and profitability of production lines used for mass production of off-the- shelf filters;

    Alternative filtration media types, including evaluation of new synthetic media products, which might either increase efficiency or decrease media costs;

    Improved media production techniques, particularly at FFI's plant in Washington, NC, where the Company produces its Dimple-Pleat media and other media for high-end HEPA products; during the past ten years, the Company has increased the efficiency of its filters through advances in media formulation and production techniques from 99.97% to 99.999997%; and

    Application development, where new methods and products are developed from existing technologies. See "Item 1 -- Business -- Strategies -- Expand Market with New Products."

Research and development costs for fiscal years 1997, 1996 and 1995 were approximately $373,000, $460,000, and $120,000, respectively. Research and development costs were expensed and included in general and administration expenses during the period incurred.

GOVERNMENT REGULATION

The Company's operations are subject to certain federal, state and local requirements relating to environmental, waste management, health and safety regulations. The Company believes its business is operated in compliance with all applicable government, environmental, waste management, health and safety regulations and that its products meet standards from applicable government agencies. See "Item 3 -- Legal Proceedings." There can be no assurance that future regulations will not require the Company to modify its products to meet revised particulate or other requirements.

Item 2. Properties.

The following table lists the principal facilities owned or leased by the Company.

                                           Approximate Approximate
                                           Floor Space   Monthly      Type of
Principal Facility             Location     (sq. ft.)    Payment      Holding
-------------------------- --------------- ----------- ----------- -------------

Headquarters and           Washington,       220,000   $ 13,775      Owned
manufacturing facility (1) North Carolina

Manufacturing, service and Bath, North        44,282      N/A        Owned
office facility            Carolina


                                           Approximate Approximate
                                           Floor Space   Monthly      Type of
Principal Facility             Location     (sq. ft.)    Payment      Holding
-------------------------- --------------- ----------- ----------- -------------

Plant and office           Selma, North      100,000   $ 12,038      Owned
facility (1)               Carolina

Manufacturing plant (1)    Bartow, Florida   175,000   $ 29,121      Owned

Warehouse                  Lakeland,          40,000   $  6,559      Lease
                           Florida

Manufacturing plant        Bartow, Florida    30,000   $ 10,783  Monthly Lease

Manufacturing plant (1)    Terrell, Texas    146,256   $ 29,858      Owned

Manufacturing plant (1)    Auburn,            91,000   $  7,097      Owned
                           Pennsylvania

Office space               St. Petersburg,    12,000      N/A        Owned
                           Florida

R&D; Cafeteria             St. Petersburg,     6,000      N/A        Owned
                           Florida

Warehouse                  South Holland,     33,226   $  8,307      Lease
                           Illinois

Manufacturing plant        Henderson,        100,000   $ 26,000      Lease
                           Nevada

Manufacturing plant (1)    Momence,          210,000   $ 44,062(2)   Owned
                           Illinois

Sales Office, Warehouse    Singapore          10,000   $  3,350      Lease

Manufacturing plant        Salt Lake City,    70,805   $ 21,963      Lease
                           Utah

Office Space;              Stafford, Texas    18,000      N/A        Owned
Manufacturing Plant

Manufacturing plant        Salt Lake City,    60,000   $ 14,400      Lease
                           Utah

Manufacturing plant        Smithfield,       399,090      N/A        Owned
                           North Carolina

(1) This property is encumbered by a mortgage.
(2) This mortgage is paid quarterly rather than monthly; the quarterly payments are $132,187.


Item 3. Legal Proceedings

The Company recently purchased property in Momence, County of Kankakee, Illinois (the "Illinois Property") for a new mid-range manufacturing facility. In connection with such purchase, the Company agreed to assume all risk of environmental liability for past, present or future conditions on the Illinois Property except for any liability for environmental problems related to ground water. The Illinois Property had certain environmental problems which required remediation under federal and Illinois law. The seller of the Illinois Property has worked extensively with the Illinois Environmental Protection Agency ("IEPA") with regard to the environmental matters and the Company has completed Phase I and Phase II environmental surveys with respect to the property, and it appears that the environmental matters have been resolved, except for certain monitoring procedures required by the IEPA. However, resolution of state issues has no effect on any potential federal or common law claims, and there can be no assurance that such claims will not be made.

The Company is currently being monitored by the United States Environmental Protection Agency ("EPA") for possible environmental contamination at one of its main facilities. The Company is currently negotiating with the EPA to resolve issues related to monthly monitoring of groundwater. The Company estimates the monitoring will last from 3-5 years, and believes the total cost for such monitoring will not exceed $45,000. The Company has received a limited indemnification from Thomas

T. Allan, Robert R. Amerson and Steven K. Clark (directors, officers and shareholders of the Company) of approximately $975,000 with respect to the claims of the EPA; however, there can be no assurance that the amount of this indemnification will be sufficient to cover the aggregate of liabilities asserted by the EPA. See "Item 13 -- Certain Relationships and Related Party Transactions."

Additionally, from time to time, the Company is a party to various legal proceedings incidental to its business. None of these proceedings is material to the conduct of the Company's business, operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of Shareholders on December 4, 1997. During the meeting, holders of 15,791,791 shares, out of 24,888,690 shares outstanding on the record date, of the Company's common stock voted to adopt the following proposals with holders of the remaining 9,096,899 shares abstaining:

    * Elect as members of the Board of Directors of the Company the following individuals: Thomas T. Allan, Robert R. Amerson, Gustavo Hernandez, Steven K. Clark, William M. Claytor and William H. Clark.


    * Ratify the selection of the firm of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ended December 31, 1997.

There were no votes against any of the proposals.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common stock is listed on the Nasdaq National Market System under the symbol FLDR.

PRICE RANGE OF COMMON STOCK

The following table sets forth, for the periods indicated, the high and low closing prices of the Company's common stock as reported by the Nasdaq National Market System, the Nasdaq Small-Cap Market and OTC Bulletin Board. Such quotations do not include retail mark-ups, mark-downs, or other fees or commissions. The Company was listed on the Nasdaq National Market System on November 11, 1996. Prior to that time, the Company's common stock was traded on the Nasdaq Small-Cap Market from April 8, 1996 to November 10, 1996. From February 27, 1996 through April 7, 1996, the Company's common stock was listed on the OTC Bulletin Board. Prior to February 27, 1996, there was no public market in the Company's common stock.


                                                        High      Low
                                                      --------  --------
    Fiscal Year 1996

    First Quarter ended March 31, 1996                $  5.00   $  2.50
    Second Quarter ended June 30, 1996                  10.00      5.00
    Third Quarter ended September 30, 1996              10.50      9.00
    Fourth Quarter ended December 31, 1996              10.25      8.75

    Fiscal Year 1997

    First Quarter ended March 31, 1997                $ 12.00   $  9.38
    Second Quarter ended June 30, 1997                   9.88      5.88
    Third Quarter ended September 30, 1997               8.25      6.75
    Fourth Quarter ended December 31, 1997               9.25      6.94

On March 24, 1998, the closing price for the stock was $6.81. As of March 24, 1998, there were approximately 350 holders of record of the Company's common stock; the Company estimates there are in excess of 600 beneficial owners of the Company's common stock.

DIVIDEND POLICY

The Company has not declared or paid cash dividends on its common stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. Under the terms of its revolving credit line with SunTrust Bank, Tampa Bay and Zions First National Bank (collectively referred to as "SunTrust"), the Company cannot pay dividends without the prior written consent of SunTrust. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

1. On December 29, 1995, the Company completed a private offering under Regulation D of 1,100,000 shares of stock at $2.50 per share to accredited investors. Net proceeds to the Company after commissions and expenses from the offering were $2,429,004. Commissions totaling $153,200 were paid to ACAP Financial and H.D. Brouse & Co. In addition, ACAP Financial and H.D. Brouse & Co. were granted a total of 61,280 stock warrants at $2.50/share which expired in July, 1996. The warrants were exercised in full.

2. On January 24, 1996, the Company completed a private offering under Regulation D of 500,000 shares of its common stock to accredited investors at $2.50 per share. The Company received $1,102,749 in net proceeds from the offering. In connection with this offering, the Company paid $87,500 in commissions to ACAP Financial and granted to ACAP Financial 35,000 stock warrants at $2.50 per share, which expired on July 24, 1996. The warrants were exercised in full.

3. On February 22, 1996, the Company issued to certain accredited investors under Section 4(2) of the Securities Act options to purchase 700,000 shares of common stock at an exercise price of $2.50 per share. On February 22, 1996, the Company issued 200,000 additional options at $3.50 per share. On October 29, 1997, such investors exercised a portion of the options and purchased 25,000 shares of common stock at $2.50 per share. On December 31, 1997, such investors exercised a portion of the options and purchased 335,000 shares of common stock; 135,000 at $2.50 per share and 200,000 at $3.50 per share.

4. On June 3, 1996, the Company completed a private offering under Regulation D of 1,537,315 shares of its common stock to accredited investors at $5.00 per share. The Company received $7,339,573 in net proceeds from the offering. In connection with this offering, the Company paid $188,560 in commissions to ACAP Financial and granted 37,712 stock warrants at $5.00 per share, which expired December 3, 1996.

5. In September 1996, the Company sold 855,445 shares of its common stock to certain accredited investors under Regulation D of the Securities Act of 1933 (the "September Offering"). The aggregate purchase price for such shares was $7,699,005. In connection with this offering, the Company paid a total of $679,900 in commissions to EGS Securities and Kelcop Financial Inc.

6. On September 18, 1996, the Company issued $2,500,000 aggregate principal amount of Series A Convertible Subordinated Debentures pursuant to Regulation D of the Securities Act of 1933 to certain unrelated investors. As part of this transaction, the investors also acquired warrants to purchase 25,000 shares of the Company's common stock at an exercise price of $9.63 per share. Net proceeds to the Company were $2,500,000.

7. On September 19, 1996, the Company issued an aggregate $4,000,000 principal amount 10% Convertible Notes pursuant to Regulation S of the Securities Act of 1933 to certain unrelated offshore investors. Proceeds from the offering, after deducting commissions of $280,000, were $3,720,000. Such notes were converted on
(1) February 25, 1997 into 51,403 shares of common stock at a conversion price of $8.11 per share; (2) February 26, 1997 into 51,152 shares of common stock at a conversion price of $8.16 per share; (3) September 16, 1997 into 277,744 shares of common stock at a conversion price of $5.54 per share; (4) September 23, 1997 into 114,843 shares of common stock at a conversion price of $5.75 per share; and (5) December 26, 1997 into 227,233 shares of common stock at a conversion price of $5.95 per share.

8. On October 11, 1996, the Company raised an additional $4,306,000 from a private placement of 478,444 shares of stock at $9.00 per share to certain accredited investors and pursuant to Rule 506 of Regulation D adopted under
Section 4(2) of the Securities Act of 1933. Net proceeds from the offering after commissions of $400,000, were $3,906,000. Combined with the September Offering, total net proceeds from September and October were $17,122,605. In connection with this offering, the Company paid $400,000 to Gilford Securities.

9. On May 15, 1997, the Company completed a private offering under Regulation D of 45,000 shares of common stock at $5.75 per share to accredited investors. Net proceeds to the Company after expenses from the offering were $233,360. Placement fees totaling $25,390 were paid to ACAP Financial.

10. In December 1997, the Company issued to the shareholders of GFI, Inc. under
Section 4(2) of the Securities Act, 187,502 shares of common stock in a stock for stock exchange. See "Item 1 -- Business -- General Development of Business."

Item 6. Selected Consolidated Financial Data

The following financial data is an integral part of, and should be read in conjunction with the "Consolidated Financial Statements" and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

Selected Historical Operations Data (In thousands, except per share data)



                                                   Fiscal Year Ended

                                12/31/97    12/31/96    12/31/95    12/31/94    12/31/93
                               ----------  ----------  ----------  ----------  ----------
Net sales                      $ 134,135   $  73,056   $  38,636   $  26,706   $  20,569
Cost of goods sold               100,812      53,597      28,953      18,845      14,065
Gross profit                      33,323      19,459       9,682       7,861       6,504
Operating expenses                24,156      13,460       7,263       7,239       6,695
Operating income                   9,167       5,999       2,419         622         356
Income before income taxes         9,544       5,771       1,830         171          25
Income taxes                       3,705       2,177         685         176          15
Income (loss) from continuing
 operations                        5,839       3,594       1,146          (5)         10
Cumulative effect of
  accounting changes                -           -           -           -            307
Net income (loss)              $   5,839   $   3,594   $   1,146    $     (5)  $     317
Earnings from continuing
  operations per weighted
  average common share
  outstanding:
    Basic:                     $    0.32   $    0.21   $    0.12    $   -      $    -
    Diluted                    $    0.27   $    0.21   $    0.12    $   -      $    -
Earnings per weighted average
  common share outstanding:
    Basic:                     $    0.32   $    0.27   $    0.12    $   -      $    0.03
    Diluted                    $    0.27   $    0.23   $    0.12    $   -      $    0.03
Weighted average common
   equivalent shares outstanding:
   Basic:                         18,509      13,171       9,832       9,693       9,654
   Diluted                        22,477      16,384       9,832       9,693       9,654


Selected Historical Balance Sheet Data (In thousands)


                                12/31/97    12/31/96    12/31/95    12/31/94    12/31/93
                               ----------  ----------  ----------  ----------  ----------
Working capital                $  55,179   $  22,570   $   4,108   $     349   $     675
Total assets                     145,881      86,518      18,529      14,414      12,213
Long-term obligations (1)         14,771      42,156       1,761       1,892       1,803
Total stockholders' equity       106,207      25,353       8,208       3,953       3,967

(1) Long-term obligations includes notes payable (1996 only), current maturities of long-term debt, convertible debt and committed capital.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the "Item 6 -- Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and the notes thereto, all included elsewhere herein. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward- looking statements below. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Outlook."

OVERVIEW

The Company is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and certain related products and services. The Company focuses on those products with high replacement potential. The Company designs and manufactures its own production equipment and also produces glass-based media for many of its products. During 1996 and the first quarter of 1997, the Company experienced significant growth from the acquisition of other air filtration related companies. The Company acquired both CSC and Air Seal as of May 31, 1996 and Precisionaire as of September 30, 1996. CSC specializes in the manufacture of high-end charcoal filters and containment environments, and has a service arm. Air Seal produces customized mid-range housings and HVAC equipment. Precisionaire manufactures air filters and related products for commercial and residential air conditioning and heating systems. The Company also established two new subsidiaries in 1996: FIL and Airpure West. FIL is a Singapore-based sales and marketing subsidiary marketing the Company's products to customers in the Pacific Rim. In 1997, Airpure West's operations were moved to the Company's newly opened Henderson, Nevada, manufacturing and distribution facility. As of March 1997, the Company acquired the majority of the assets of BB&D and placed them in a newly formed, majority owned subsidiary, Airseal West. Airseal West sells, manufactures and distributes specialty and standard air filter housings and HVAC systems in the western United States. As of December 1997, the Company acquired GFI, Inc. in a stock for stock exchange. GFI manufactures glass- based filter media and specialty air filters. The results of operations for the acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the periods presented should be evaluated specifically in the context of the Acquisitions. Additionally, the historical results of operations do not fully reflect the operating efficiencies and improvements expected from upgrading and integrating the acquired businesses into the Company's operations. There can be no guarantee that the Company will be able to achieve these objectives and gains in efficiency. The Company believes the Acquisitions will have a positive impact on its future results of operations.

RESULTS OF OPERATIONS

    Fiscal Year Ended December 31, 1997 Compared to Fiscal Year Ended December 31, 1996

    The following table summarizes the Company's results of operations as a percentage of net sales for the fiscal years ended December 31, 1997 and 1996.


                                            Fiscal Year Ended

                                  December 31, 1997       December 31, 1996
                               ----------------------  ----------------------
                                             (000's Omitted)
Net sales                      $ 134,135      100.0%   $  73,056      100.0%
Gross profit                      33,323       24.8       19,459       26.6
Operating expenses                24,156       18.0       13,460       18.4
Operating income                   9,167        6.8        5,999        8.2
Income before income
  taxes                            9,544        7.1        5,771        7.9
Income taxes                       3,705        2.8        2,177        3.0
Net income                         5,839        4.4        3,594        4.9

    Net Sales: Net sales for 1997 increased by $61,079,000, or 83.6%, to $134,135,000, from $73,056,000 for 1996. The increase in net sales was due to the Acquisitions and establishment of new subsidiaries, which contributed approximately $60,750,000 of net sales. Excluding the Acquisitions, comparable sales from the Company's business at December 31, 1996 to December 31, 1997 were up approximately $329,000, or 0.5%. The Company attributes this slowdown in growth to a cyclical downturn in demand for new semiconductor production facilities. Because of this cyclical slowdown, the Company has redirected underutilized capacity normally utilized in the manufacture of high-end filtration products for semiconductor cleanrooms to containment environments for the pharmaceutical industry. See "Industry Outlook."

    Gross Profit: Gross profit for 1997 increased by $13,864,000, or 71.2%, to $33,323,000, which represented 24.8% of net sales, from $19,459,000 in 1996, which represented 26.6% of net sales. The primary reasons for the decrease in gross margin percentage were (i) higher than normal costs associated with opening new facilities in Momence, Illinois and Henderson, Nevada, which consisted primarily of labor inefficiencies associated with training new production employees; (ii) higher than normal freight costs associated with shipping products from facilities on the East Coast to meet demand from new customers while the new facilities were in their startup phase; and (iii) higher than normal costs associated with changing portions of the Company's high-end production facilities to emphasize production of containment environments for the pharmaceutical industry instead of HEPA filters for the semiconductor industry. See "Industry Outlook."

    Operating Expenses: Operating expenses for 1997 increased by $10,696,000, or 79.5%, to 24,156,000, which represented 18.0% of net sales, from $13,460,000 in 1996, which represented 18.4% of net sales. The primary reasons for the overall increase in operating expenses were the Acquisitions and the establishment of Airseal West, which accounted for $10,785,000 of the increase. Operating expenses decreased as a percentage of net sales compared to 1996, primarily due to the impact of savings associated with the consolidation of operations of the various subsidiaries. Other factors affecting operating expenses included: an increase in sales commissions related to the increase in sales volume; additional travel and management expenses associated with establishing new facilities; and expenses incurred developing and marketing new containment and filtration products. See "Industry Outlook."

    Net Income: Net income for 1997 increased by $2,245,000, or 62.5%, to $5,839,000, or $0.32 per share ($0.27 diluted), from $3,594,000, or $0.27 per share ($0.23 diluted) for 1996.

    Fiscal Year Ended December 31, 1996 Compared to Fiscal Year Ended December 31, 1995

    The following table summarizes the Company's results of operations as a percentage of net sales for the fiscal years ended December 31, 1996 and 1995.

                                            Fiscal Year Ended

                                December 31, 1997                 December 31, 1996
                             -----------------------           -----------------------
                          Historical        Pro Forma         Historical        Pro Forma
                        --------------    -------------     --------------    -------------
                                                  (000's Omitted)
Net sales              $ 73,056  100.0%  $128,221  100.0%  $ 38,636  100.0%  $107,984  100.0%
Gross profit             19,459   26.6     33,058   25.8      9,682   25.1     26,939   24.9
Operating expenses       13,460   18.4     23,262   18.1      7,263   18.8     20,438   18.9
Operating income          5,999    8.2      9,796    7.6      2,419    6.3      6,642    6.2
Income before income
   taxes                  5,771    7.9      8,921    7.0      1,830    4.7      4,501    4.2
Income taxes              2,177    3.0      3,244    2.5        684    1.8      1,782    1.7
Net income                3,594    4.9      5,677    4.4      1,146    3.0      2,719    2.5

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

    Net Sales: Net sales for 1996 increased by $34,420,000, or 89.1%, to $73,056,000, from $38,636,000 for 1995. The increase in net sales was due to
    (i) the Acquisitions, which contributed approximately $23,360,000 of net sales, (ii) two new subsidiaries, Airpure West and FIL, whose combined sales accounted for $1,570,000 of the increase, and (iii) the

    Company's success in attracting work and expanding its original core business, which grew by approximately 24.6% between 1996 and 1995 and contributed an additional $9,490,000 to net sales. Examining the Company on a pro forma basis by adding the operating results of the acquired companies as though the Acquisitions had been completed on January 1, 1995, combined net sales would have increased $20,237,000, or 18.7%, to $128,221,000 for 1996, compared to $107,984,000 for 1995. This increase is due to the success of each of the Company's subsidiaries in capturing additional market share and increasing production.

    Gross Profit: Gross profit for 1996 increased $9,777,000, or 101.0%, to $19,459,000, which represented 26.6% of net sales, compared to $9,682,000, which represented 25.1% for 1995. Considered on a pro forma basis by adding the operating results of the acquired companies as though the Acquisitions had been completed on January 1, 1995, pro forma gross profit for 1996 increased $6,119,000, or 22.7%, to $33,058,000, which represented 25.8% of pro forma net sales, compared to $26,939,000, which represented 24.9% of pro forma net sales for 1995. The primary reasons for the increase in gross profit margin were improvements in operating efficiency associated with focusing each manufacturing facility on a particular type of product, which reduced direct costs in the following areas (i) reduced down time due to switching lines between products, (ii) eliminated individual lot inventory tracking at the Company's Washington, North Carolina facility required by regulations governing the manufacture of nuclear and biological containment environments, by moving all containment environment manufacturing operations to CSC's plant in Bath, North Carolina, and (iii) reduced training and coordination time at each location as a result of reducing the number of certification and training hours required of employees by producing fewer types of products at each facility. Other factors affecting gross profit margins included low profit margins from the newly started subsidiaries Airpure West and FIL, which averaged 9.3% of their net sales, and the Company's ongoing automation project for stock product lines.

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

    Net Income: Net income for 1996 increased $2,448,000, or 213.6%, to $3,594,000, or $0.21 per share, compared to $1,146,000, or $0.12 per share, for 1995. Considered on a pro forma basis, as though the Acquisitions had been completed on January 1, 1995, pro forma net income for 1996 increased $2,959,000, or 108.8%, to $5,678,000, or $0.30 per share, compared to
    $2,719,000, or $0.20 per share, for 1995.

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $55,179,000 at December 31, 1997 compared to $22,570,000 at December 31, 1996. This includes cash, cash equivalents and other short- term investments of $35,455,000 and $2,390,000 at December 31, 1997 and 1996,
respectively.

Trade receivables increased $2,888,000, or 16.1% to $20,795,000 at December 31, 1997 from $17,907,000 at December 31, 1996. The increase was due to the increase in sales volume, and normal differences in timing and receipt of orders and payments. Included in trade receivables of $20,794,675 is approximately $2.3 million which is in dispute. The dispute involves HEPA filters manufactured by the Company on behalf of a customer to conform to certain specifications. Based on independent testing performed on such filters and other relevant information, the Company believes its receivable is valid and collectible. Nevertheless, it is reasonably possible that the Company's estimate of collection could be reduced significantly in the near term. The majority of the Company's sales are on terms ranging from 30 to 90 days, and the typical days outstanding for payment of the company's invoices ranges from 65 to 90 days.

Net cash provided by operating activities was $5,850,000 and $1,613,000 for the years ended December 31, 1997 and 1996, respectively. The Company's investing activities consumed $23,166,000 and $33,028,000 for the years ended December 31, 1997 and 1996, respectively. Significant investing activities during 1997 included (i) the Company's acquisition, through its majority owned subsidiary, Airseal West, of the majority of the assets of BB&D and (ii) the purchase of equipment for certain of the Company's manufacturing facilities. Significant investing activities during 1996 included the acquisition of Precisionaire, Airseal and CSC, for approximately $31,971,000 in net cash outlay, and the purchase of equipment. Financing activities provided $50,380,000 and $30,832,000 of cash during the years ended December 31, 1997 and 1996. Financing activities during 1997 consisted primarily of (i) proceeds from the Company's underwritten public offering dated January 16, 1997, of 1,840,000 shares of the Company's common stock at $9.50 per share and the use of such proceeds to pay down long-term and convertible debt; net proceeds to the Company after deducting commissions and expenses from the offering totaling approximately $1,884,000 amounted to $15,596,000, and (ii) proceeds from the Company's underwritten public offering dated October 16, 1997, of 6,480,000 shares of the Company's common stock at $7.00 per share; net proceeds to the Company after deducting commissions and expenses from the offering of approximately $4,168,000 amounted to $41,192,000. Using proceeds from the offering, the Company repaid the entire outstanding balance of its revolving credit line with NationsBank, N.A. of approximately $8,253,000, and terminated the revolving credit facility under the terms of its agreement with NationsBank, N.A. The Company will utilize the remaining proceeds of $32,939,000 from the offering for new facilities, expansion of existing facilities, automation, and general corporate purposes.

The Company has arranged a revolving line of credit facility with SunTrust. The credit agreement is for a term of two years and provides the Company with a line of credit up to a maximum principal amount of $30,000,000. Outstanding balances on the credit line bear interest at the option of the Company, at either (a) the "prime" rate of interest publicly announced by SunTrust Bank, or (b) the "LIBOR" rate as reported by the Wall Street Journal plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth; as of December 31, 1997, this rate would be 6.656%. As of December 31, 1997, the Company had used none of the revolving credit facility.

In September 1996, the Company sold $4,000,000 principal amount of 10% Convertible Notes pursuant to Regulation S to certain unrelated offshore investors. As of December 31, 1997, such holders have converted all of the Convertible Notes into an aggregate of 722,375 shares of common stock.

Continuing expansion of the Company will require substantial capital investment for the manufacture of filtration products. Although the Company has been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt financing or equity will continue to be available in the future, or that it will be available on terms acceptable to the Company. Failure to obtain sufficient capital could materially adversely impact the Company's growth strategy.

The Company recently purchased the Illinois Property for a new mid-range manufacturing facility. The Company agreed to assume all risk of environmental liability for past, present or future conditions on the Illinois Property except liability related to ground water environmental problems. The Illinois Property had certain environmental problems which required remediation under federal and Illinois law. The seller of the Illinois Property has worked extensively with the IEPA with regard to the environmental matters, and the Company has completed Phase I and a Phase II environmental surveys with respect to the property, and it appears that the environmental matters have been resolved, except for certain monitoring procedures required by the IEPA. However, resolution of state issues has no effect on any potential federal or common law claims, and there can be no assurance that such claims will not be made.

The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

SUBSEQUENT EVENTS

In February 1998, the Company acquired, through FFI, certain assets and assumed certain liabilities from Enviro Spin Technologies, Inc. ("Enviro Spin"). In connection with such acquisition, FFI also entered into a license agreement with Enviro Spin in which Enviro Spin licensed to FFI the right to utilize Enviro Spin's technologies and processes to produce and sell certain bonded carbon products. The purchase price for such acquisition was $307,000. The Company also agreed to pay an initial license fee of $500,000 plus royalty payments equal to 4% of sales of certain products up to a maximum of $1,300,000. Enviro Spin manufactures, builds and designs bonded carbon panel filters.

OUTLOOK: ISSUES AND UNCERTAINTIES

This Outlook section, and other sections of this document, contains many "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others (i) results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (ii) the Company's business strategy for expanding its market share of the air filtration industry (iii) the Company's strategy to increase the size and customer base of the air filtration market; and (iv) the Company's ability to distinguish itself from its current and future competitors.

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the air filtration market; (ii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) anticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market; (v) product obsolescence due to the development of new technologies, and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-K will in fact occur.

Additionally, while management of Flanders is optimistic about the Company's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating the Company's prospects.

    Integration of Acquired Companies. Prior to their acquisition by the Company in 1996, CSC, Air Seal and Precisionaire operated under different management philosophies, management teams and marketing strategies. These companies' operations are currently being integrated into the Company's and there can be no assurance that the Company's systems, procedures and controls will be adequate to accommodate integration of these companies. Failure to successfully integrate these companies could materially adversely affect the Company's business and results of operation.

    Management of Growth. With the Company's recent acquisitions, the Company's net sales increased by approximately 173.6% from the year ended December 30, 1994 to the year ended December 31, 1996, and approximately 83.6% from the year ended December 31, 1996 to the same period ended December 31, 1997. There can be no assurance that the Company will continue to expand at this rate, or at all. Additionally, the Company plans to continue opening new facilities and has recently opened three new facilities. If the Company continues to grow, the additional growth will place burdens on management to manage such growth while maintaining the Company's profitability. Additional growth may require the Company to recruit and train additional management personnel in the areas of corporate management, sales, accounting, marketing, research and development and operations. There can be no assurance that the Company will be able to do so. Both the Company's growth by acquisition and expansion may also significantly strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations and growth.

    Acquisition Strategy. The Company intends to continue to seek increased market share through strategic acquisitions of synergistic businesses. The Company seeks to identify potential acquisition targets with (i) dominant positions in local or regional markets, (ii) excess or under-utilized capacity, (iii) an ability to add new product lines to the Company's business, and (iv) significant asset value to enable the Company to obtain debt financing or non-diluted equity financing for such acquisition. The Company is continuously evaluating acquisition opportunities in light of the above criteria. Once a potential target is identified, the Company commences an in-depth due diligence evaluation of the target's operations, markets, profitability and examines all potential liabilities including environmental liabilities and any contingent liabilities. The Company's strategy of growth through acquisition exposes the Company to the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. Additionally, an essential component of the Company's acquisition strategy is improving the operating efficiency, output and capacity of each acquired company, and the facilities they operate. This process may include the repair or replacement of outdated and inefficient equipment to improve the operations and output. Although the Company generally has been successful in pursuing these acquisition targets, there can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable. Other than a non-binding letter of intent with Eco-Air Products, Inc., the Company has no specific agreements with respect to future acquisitions, but is continuing to investigate potential acquisition opportunities.

    Need for Additional Financing for Future Acquisitions. The Company believes that the revenues from current operations will provide the Company with sufficient capital to fund continuing operations for the foreseeable future. However, to continue its growth through acquisition, substantial additional debt or equity financing may be needed. Failure to obtain sufficient capital could materially adversely affect the Company's acquisition strategy.

    Need for Technical Employees. The Company's future operating results depend in part upon its ability to retain and attract qualified engineering, manufacturing, technical, sales and support personnel for its operations. Competition for such personnel is intense, and there can be no assurance that the Company will be successful in attracting or retaining such personnel. The failure to attract or retain such persons could materially adversely affect the Company's business and results of operations.

    Technological Change; New Product Introduction. As of December 31, 1997, approximately 29% of the Company's net sales resulted from sales of high-end filtration products which are especially vulnerable to new technology development. The Company's ability to remain competitive will depend in part upon its ability to anticipate technological changes, to develop new and enhanced filtration systems and to introduce these systems at competitive prices in a timely and cost- efficient manner. There can be no assurance that the Company will successfully anticipate future technological changes or that technologies or systems developed by others will not render the Company's technology obsolete. The Company also plans to develop new products as part of its strategy to increase the size and customer base of the air filtration market. There can be no assurance that the Company will be successful in developing the new products or that any product developed will be commercially viable.

    Acquiring and Maintaining Equipment. The Company designs, manufactures and assembles the majority of the automatic production equipment used in its facilities. The Company also uses other technologically advanced equipment, for which manufacturers may have limited production capability or service experience, which could result in delays in the acquisition and installation of such equipment or extended periods of down-time in the event of malfunction or equipment failure. Any such extended period of down-time for any critical equipment could have a material adverse impact on the Company, its financial condition and operations.

    Product Demand. Approximately 10% of the Company's net sales in 1997 were from high-end products sold for use in the semiconductor industry. The Company believes that new fabricated plant construction for the semiconductor manufacturing industry, which typically occurs in large phases as new manufacturing capacity is brought on line, is in a periodic slowdown. As such, the demand for the Company's laminar flow HEPA products may be less in future years than previous years.

    Potential Environmental Risks. The Company's business and products may be significantly influenced by the constantly changing body of environmental laws and regulations, which require that certain environmental standards be met and impose liability for the failure to comply with such standards. While the Company endeavors at each of its facilities to assure compliance with environmental laws and regulations, there can be no assurance that the Company's operations or activities, or historical operations by others at the Company's locations, will not result in civil or criminal enforcement actions or private actions that could have a materially adverse effect on the Company.

    Competition. The Company currently faces significant competition in its business activities, and this competition may increase as new competitors enter the market. Several of these competitors may have longer operating histories and greater financial, marketing and other resources than the Company. There can be no assurance that the Company will be able to compete successfully with existing or new entrant companies. In addition, new product introductions or enhancements by the Company's competitors could cause a decline in sales or loss of market acceptance of the Company's existing products. Increased competitive pressure could also lead to intensified price-based competition resulting in lower prices and profit margins, which could adversely affect the Company's business and results of operations.

    Dependence on Key Personnel. The Company's success will depend in significant part upon the continued contributions of its officers and key personnel, many of whom would be difficult to replace. The Company has entered into employment agreements with Robert R. Amerson, its President, and Steven K. Clark, its Chief Financial Officer. The loss of any key person could have a material adverse effect on the business, financial condition and results of operations of the Company.

    Distribution Channels. The Acquisitions give the Company a broader product line of air filtration products. As part of the integration of the Acquisitions, the Company has adopted a strategy of increasing its market share by providing its manufacturers' representatives with the ability to offer a full product line of the Company's products and "one stop" purchasing of air filtration products to existing and new customers. Many of the Company's representatives have indicated a willingness to offer the Company's products exclusively now that the Company offers a broader range of products; however, the Company does not have any written agreements with such representatives that require exclusivity for the Company's entire product line. These representatives may decide to work exclusively with some other company for various reasons; thus, the current distribution channels would be unavailable.

    Automation. The Company has begun a program to increase its gross margins by automating portions of its production lines at FFI, Precisionaire and Airpure using technology developed at Precisionaire and FFI. Currently, approximately 30% of the Company's production lines incorporate the new automated equipment designs. The Company will continue to implement the additional automation for these production lines one at a time, to minimize down time. The Company estimates the total cost for automation of its facilities will be approximately $10,000,000, and will fund such automation from funds raised in its recent public offering.

    New Markets. The Company intends to develop new markets and products for those markets by applying existing technology developed for high- technology niche markets to new applications. For each new application, the Company will first develop a line of products to meet the needs of the specific application, and through trade shows, technical publications, mass marketing, distributor education and other appropriate methods, will create demand for the application in the new target market. The Company has established the Absolute Isolation Division and the Integrated Environmental Control Division to focus on (i) methods to manufacture pharmaceutical and other products in synthesized atmospheres and completely isolated and secure environments using Absolute Isolation Barriers and (ii) IAQ diagnosis and solutions for commercial and public buildings and for residential application. The Company believes there will be an increase in interest in Absolute Isolation Barriers in the future because these products prevent cross- contamination between different products and different lots of the same product being manufactured at the same facility, as well as increase production yields. Additionally, the Company believes there is an increase in public concern regarding the effects of IAQ on employee productivity, as well as an increase in interest in standards for detecting and solving IAQ problems. The Company will continue to concentrate its efforts on products with high replacement potential.

    Year 2000. The Company is in the process of identifying operating and application software problems related to the "Year 2000" issue, both internally and externally. The Company expects to resolve its internal Year 2000 compliance issues substantially through replacement and upgrades of software and hardware. The Company estimates it will spend approximately $275,000 to modify existing systems. Additionally, the Company is working with third parties to resolve external Year 2000 issues. However, there can be no assurance that there will not be interruption of operations or other limitations of system functionality or that the Company will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve the Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business and consolidated results of operations.

    Centralize Overhead Functions. The Company has begun to implement plans to centralize and eliminate duplication of efforts between its subsidiaries in the following areas: purchasing, production planning, shipping coordination, marketing, accounting, personnel management, risk management and benefit plan administration. The Company believes this will have a beneficial impact upon its future operating results as these changes are phased in during the next year.

Because of the foregoing factors, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

INDUSTRY OUTLOOK

The Company believes that the semiconductor industry has been experiencing a cyclical slowdown in capital spending for new facilities, and thus spending on filtration products, since the first quarter of 1997. While the Company does expect capital spending for new semiconductor facilities to increase in the future, it does not expect this to be a significant factor in the Company's overall business during 1998, where sales for semiconductor plants are expected to remain flat.

Because of this slowdown, the Company has determined to utilize its excess production capacity and development resources toward the production and marketing of isolation environments to the semiconductor and pharmaceutical industries. Isolating critical process steps from contaminants and the outside environment may increase production yields and operator safety, while decreasing the costs and risks associated with environmental contamination. The Company estimates that industry-wide, revenues from placing isolation environments in new and existing semiconductor and pharmaceutical production facilities could reach $100 million during the next three years.

Data collected by the Company indicates that a residential filter user replaces their filters, on average, approximately once per year. Manufacturers of residential furnace and air condition systems recommend that these filters be changed every month. A minor trend toward increased maintenance of these residential heating and cooling systems could have a positive impact on the Company's business.

The Company's most common products, in terms of both unit and dollar volume, are residential "throw-away" filters, which usually sell for prices under $1.00. Any increase in consumer concern regarding air pollution, airborne pollens, allergens, and other residential airborne contaminants could result in replacement of some of these sales with higher value sales, such as the Company's anti-microbial or higher-efficiency filters for residential use, with associated sales prices typically over $5.00 each. Any such trend would have a beneficial effect on the Company's business.

Currently, the largest domestic market for air filtration products is for mid-range "ASHRAE-rated" products and HVAC systems, typically used in commercial and industrial buildings. To date, the Company's penetration of this market has been relatively small, consisting of approximately $17 million, or 13% of net sales, in 1997. The Company believes that its ability to offer a "one stop" supply of air filtration products to HVAC distributors and wholesalers will increase its share of this market segment. See "Distribution Channels" above.

NEW ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. This statement is effective for fiscal years beginning after December 15, 1997. The Company reclassified its financial statements for earlier periods that are provided for comparative purposes. The Company believes that this standard will not have any material effect on the Company's consolidated financial position, results of operations, or cash flows.

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


Name                     Age   Title
Thomas T. Allan          60    Chairman of the Board
Robert R. Amerson        48    President, Chief Executive Officer and Director
Steven K. Clark          45    Vice President of Finance, Chief Financial
                               Officer and Director
Steven D. Klocke         37    Vice President of Engineering
Knox Oakley              39    Vice President of Corporate Marketing and Sales
Gustavo Hernandez(1)     63    Director, Vice President of Operations, President
                               of Precisionaire
William H. Clark         55    Director
William M. Claytor(2)    56    Director

(1) Mr. Hernandez resigned as Vice President of Operations and President of Precisionaire on December 31, 1997.
(2) Mr. Claytor retired from the Board of Directors effective January
    19, 1998.
______________________________________________

    Thomas T. Allan. Mr. Allan is Chairman of the Board of the Company, a position he has held since 1989. Mr. Allan has been with the Company since 1964, and is familiar with all aspects of the Company's business. Mr. Allan holds a Bachelor of Arts degree in Journalism from the University of Pennsylvania.

    Robert R. Amerson. Mr. Amerson has been President and Chief Executive Officer of the Company since 1987. Mr. Amerson is also a Director, a position he has held since 1988. Mr. Amerson joined the Company in 1987 as Chief Financial Officer. Mr. Amerson has a Bachelor of Science degree in Business Administration from Atlantic Christian College.

    Steven K. Clark. Mr. Clark was named as Vice President and Chief Financial Officer of the Company as of December 15, 1995, and a director of the Company as of December 29, 1995. Mr. Clark acted as a consultant to the Company from November 15, 1995 through December 15, 1995. From July 1992 through October 1995, he was the Chief Financial Officer of Daw Technologies, Inc., a specialty cleanroom contractor and major customer of the Company. While Chief Financial Officer of Daw Technologies, Mr. Clark was late in filing a Form 3 amendment and certain Form 4s and Form 5s. He agreed to a cease and desist order with respect to these violations. No violations other than the timeliness of filing those reports were alleged by the SEC. Prior to this he was a senior partner of Miller and Clark, an accounting and management services firm. Mr. Clark spent four years with Price Waterhouse, and an additional four years with Arthur Andersen, both accounting firms. He is a Certified Public Accountant, has Bachelor of Arts degrees in Accounting and Political Science and a Master of Business Administration Degree, all from the University of Utah.

    Steven D. Klocke. Mr. Klocke has been Vice President of Engineering for the Company since March 1997. He is responsible for all aspects of filter and equipment design, directs the engineering staff and is directly in charge of all product and technical literature. Mr. Klocke is a member of the Institute of Environment Science, the primary technical standards body for this industry, where he has chaired many of the committees which make filtration and cleanroom standards. He has been with the Company since 1986 serving in various engineering capacities. Mr. Klocke received a Bachelor of Science degree in Mechanical Engineering from the University of Kentucky and a Bachelor of Arts degree in Physics from Thomas Moore College.

    Knox Oakley. Mr. Oakley has been the Vice President of Corporate Marketing and Sales of the Company since 1996 and has worked for the Company since 1994. Mr. Oakley oversees all marketing and sales efforts of the Company. From 1989 through June 1994, Mr. Oakley was Director of North American Sales for Snyder General Corp. (now AAF International). Mr. Oakley received his Bachelor of Science degree in Biology from the Citadel.

    Gustavo Hernandez. Mr. Hernandez became a Director and Vice President of Operations of the Company contemporaneously with the Company's acquisition of Precisionaire in September 1996. Mr. Hernandez joined Precisionaire in 1969 as Vice President of Finance and was President of Precisionaire from 1979 to 1997. Effective December 31, 1997, Mr. Hernandez terminated his employment with the Company. Mr. Hernandez will continue as a director of the Company throughout his elected term and will also provide certain consulting services to the Company through March 31, 1998. Mr. Hernandez has a Bachelor of Arts degree in Accounting from the University of South Florida.

    William H. Clark. Mr. Clark has been an outside Director of the Company since June 1996. He is and has been since 1977, the President and owner of Bill Clark Construction Co., Inc., a construction company located in Greenville, North Carolina specializing in residential development. He is currently a member of the Business Advisory Council of the East Carolina University School of Business. Mr. Clark has a Bachelor of Arts degree and a Masters of Business Administration degree, both from East Carolina University.

    William M. Claytor. Mr. Claytor has been an outside Director of the Company since 1990. He is a partner in the law firm of Baucom, Claytor, Benton, Morgan, Wood & White, P.A., and has held such position since 1973. Mr. Claytor graduated from Memphis State University School of Law in 1969 and from the University of Missouri in 1963. Mr. Claytor retired from the Board of Directors effective January 19, 1998.

COMPLIANCE WITH SEC REPORTING REQUIREMENTS

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC reports of ownership and changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

The Company assists its officers and directors in the preparation of Section 16(a) Forms based on the information provided by them. Based solely on review of this information, including written representations that no other reports were required, the Company believes that, during the 1997 fiscal year, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were met, except that William H. Clark was late in filing two Form 4s and Gustavo Hernandez was late in filing one Form 4.

Item 11. Executive Compensation

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee of the Company's Board of Directors for 1997 were Mr. Claytor and Mr. Allan. Mr. Claytor is a non- employee director. Mr. Allan is the Chairman of the Board, whose compensation is fixed at $71,000 per year, and he is not eligible for bonuses.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 1997.

                                                ANNUAL COMPENSATION
                                          --------------------------------     LONG-TERM COMPENSATION
                                                                            ----------------------------
                                                                                   AWARDS        PAYOUTS
                                                                  OTHER     -------------------- -------
                                                                  ANNUAL    RESTRICTED
                                                                  COMPEN-     STOCK                LTIP
NAME AND PRINCIPAL POSITION     YEAR        SALARY      BONUS     SATION      AWARDS    OPTIONS  PAYOUTS
---------------------------     ----      ----------- --------- ----------- ---------- --------- -------
Robert R. Amerson               1997      $250,000(1)     -     $  5,500        -          -         -
  Chief Executive Officer       1996       212,550        -         -           -      2,000,000     -
                                1995       128,846        -     $137,077(2)     -      1,150,000     -

Steven K. Clark                 1997      $250,000(2)     -         -           -          -         -
  Chief Financial Officer       1996       150,192        -         -           -      2,000,000     -
                                1995        15,000        -         -           -      1,150,000

Gustavo Hernandez               1997      $250,000(4)     -         -           -          -         -
  President of                  1996       292,269        -         -           -          -         -
  Precisionaire, Inc.           1995       218,049        -         -           -          -         -

(1) Robert R. Amerson's annual salary is $250,000, plus a possible bonus each year, under his Employment Agreement, as amended. See "Item 11 -- Executive Compensation -- Employment Agreements."

(2) Represents compensation paid by the Company to Flanders Equity Corporation, a company owned principally by Messrs. Allan and Amerson.

(3) Steven K. Clark commenced his employment with the Company as of December 15, 1995. Mr. Clark's annual salary is $250,000, plus a possible bonus each year, under his Employment Agreement, as amended. See "Item 11 -- Executive Compensation -- Employment Agreements."

(4) Gustavo Hernandez, a director of the Company, retired as the Vice President of Operations of the Company and as the President of Precisionaire on December 31, 1997. He commenced his employment with the Company in September 1996 with the Company's acquisition of Precisionaire. During 1996, the Company and Precisionaire paid
    Mr. Hernandez a total of $292,269 and during 1995, Precisionaire paid Mr. Hernandez $218,049.


AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

The following table sets forth the aggregate number and value of stock options exercised during the last year by the Company's Chief Executive Officer and by each of the Company's other executive officers whose annual salary, bonus and other compensation exceed $100,000.

                                                               NUMBER OF       VALUE OF
                                                              UNEXERCISED     IN-THE-MONEY
                                                                OPTIONS         OPTIONS
                                                               AT FISCAL       AT FISCAL
                                                               YEAR-END        YEAR-END
                         SHARES ACQUIRED                     EXERCISABLE/     EXERCISABLE/
  NAME                     ON EXERCISE     VALUE REALIZED    UNEXERCISABLE   UNEXERCISABLE
  ----                   --------------- ------------------ --------------- ----------------
Robert R. Amerson             -               -              3,150,000/-     $ 17,987,500/-
Steven K. Clark               -               -              3,150,000/-     $ 17,987,500/-
Gustavo Hernandez             -               -                  -/-              -/-

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with Messrs. Amerson and S.
K. Clark effective as of December 15, 1995 ("Employment Agreements"). The Employment Agreements, as amended, provide for an annual base salary of $250,000 for both Mr. Amerson and Mr. Clark and terminate in 2005. The Employment Agreements also provide that the executive shall be entitled to the following termination payments (i) 100% of his current base salary if the employment is terminated as a result of his death or disability, (ii) up to 200% of his current base salary, if the employment is terminated by the Company for any reason other than death, disability or for Cause (as defined in his Employment Agreement), or (iii) up to 250% of the executive's gross income during the year preceding his termination if the Employment Agreement is terminated by the executive for Good Reason (as defined in the Employment Agreement) or by the Company for any reason other than death, disability or cause and the termination occurs within two years after a Change of Control (as defined in the Employment Agreement) of the Company has occurred.

The Company also entered into an employment agreement with Mr. Hernandez effective September 23, 1996. This agreement provided for a base salary of $250,000 and had a five year term. Effective December 31, 1997, Mr. Hernandez terminated his employment with the Company. Mr. Hernandez will continue as a director of the Company throughout his elected term and will also provide certain consulting services to the Company through March 31, 1998.

COMPENSATION OF DIRECTORS

Directors who are Company employees receive no additional or special remuneration for serving as directors. The Company's non-employee Directors are paid $500 plus out-of-pocket expenses for each meeting of the Board of Directors and certain outside directors receive options to purchase shares of common stock of the Company at or above the market price of the common stock on the date of grant for every year they remain a director.

Item 12. Security Ownership of Certain Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company's common stock, as of March 24, 1998, with respect to
(i) each person known by the Company to own beneficially more than 5% of the common stock, (ii) each of the Company's directors, (iii) each of the Company's executive officers, and (iv) all directors and executive officers of the Company as a group.

                                     Shares of Common           Percentage of
  Name and Address of               Stock Beneficially       Outstanding Shares
   Beneficial Owner                        Owned             of Common Stock (1)
----------------------------------  ------------------       -------------------

Thomas T. Allan (2)
  531 Flanders Filters Road
  Washington, NC  27889                    561,982                  2.18%

Robert R. Amerson (3)
  531 Flanders Filters Road
  Washington, NC  27889                  7,934,370                 27.54%

Steven K. Clark (3)
  531 Flanders Filters Road
  Washington, NC  27889                  5,213,088                 18.09%

Dresdner Bank AG
 Jurgen Ponto - Plaza 1
 60301 Frankfurt, Germany                1,516,300                  5.91%

Dresdner RCM Global Investors LLC
RCM Limited L.P.
RCM General Corporation
 Four Embarcadero Center
 San Francisco, CA 94111                 1,513,800                  5.90%

Gustavo Hernandez
  2339 29th Avenue North
  St. Petersburg, FL  33734                 67,182                   *

Steven Klocke (4)
  531 Flanders Filters Road
  Washington, NC  27889                    109,427                   *

Knox Oakley (4)
  531 Flanders Filters Road
  Washington, NC  27889                     94,525                   *

William H. Clark (5)
  531 Flanders Filters Road
  Washington, NC  27889                     33,069                   *

William M. Claytor (6),(7),(8)
  531 Flanders Filters Road
  Washington, NC  27889                    169,172                   *

The Crabbe Huson Group, Inc. (9)
  121 SW Morrison, Suite 1400
  Portland, OR 97204                     4,346,800                 16.94%

Officers and Directors as a
  Group (2),(3),(4),(5),(6),(7)         14,182,815                 43.98%


* Represents less than 1% of the total issued and outstanding shares of common stock.

(1) Applicable percentage of ownership is based on 25,663,425 shares of common stock outstanding as of March 24, 1998, together with all applicable options for unissued securities for such stockholders exercisable within 60 days. Shares of common stock subject to options exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2) Includes 150,000 shares which are subject to an option to purchase such shares from the Company at $1.00 per share.

(3) Includes 1,150,000 shares which are subject to an option to purchase such shares from the Company at $1.00 per share, 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share; and 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.

(4) Includes 16,800 shares which are subject to an option to purchase such shares from the Company at $2.50 per share, 10,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share, and 10,000 shares which are subject to an option to purchase such shares from the Company at $7.125 per share.

(5) Includes 5,000 shares which are subject to an option to purchase such shares from the Company at $7.375 per share.

(6) Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $1.00 per share.

(7) Includes 5,000 shares which are subject to an option to purchase such shares from the Company at $8.50 per share.

(8) Mr. Claytor retired from the Board of Directors effective January 19, 1998.

(9) The Crabbe Huson Group, Inc. is an Investment Advisor and it does not directly own any shares of the Company. It shares voting and dispositive power with respect to the 4,346,800 shares owned by approximately 62 of its clients.

Item 13. Certain Relationships and Related Party Transactions

In November 1995, Thomas T. Allan, Robert R. Amerson and Steven K. Clark entered into an Indemnity Agreement with Flanders whereby Messrs. Allan, Amerson and Clark agreed to collectively indemnify the Company for the payment of any claims, judgments, and expenses arising from potential environmental claims made by the EPA, and $525,000 due for the settlement of the following lawsuits against the Company: Hartford Casualty Insurance Co. v. Flanders Filters, Inc., and St. Paul Fire and Marine Insurance Co. v. Flanders Filters, Inc. The indemnification is limited to $1,500,000 and in no event will any of the individuals named be required to contribute more than $500,000 each. Messrs. Allan, Amerson and Clark have complied with the Indemnity Agreement whereby payments of $525,000 were made to the respective insurance companies who are the plaintiffs in the above-described lawsuits. Messrs. Allan, Amerson and Clark have collectively borrowed $327,039 from the Company to make payments due under the Indemnity Agreement; the parties have paid the remainder in cash.

As of April 1997, the Company purchased certain property located in Selma, North Carolina from ABB Partnership for $250,000 and assumed approximately $622,000 in debt related to the property. ABB Partnership is controlled by Robert R. Amerson, President of the Company. The purchase was entered into on terms believed by the Company to be fair and reasonable and generally reflective of market conditions.

As of June 1997, the Company purchased certain property located in Auburn, Pennsylvania from LHB Realty for $910,000. As of August 1997, the Company purchased certain property located in Bartow, Florida from POF Realty for $2,975,000. As of August 1997, the Company purchased certain property located in St. Petersburg, Florida from Gustavo and Ana Hernandez for $150,000. Gustavo Hernandez, a director of the Company, is a principal of POF Realty and LHB Realty. These purchases were entered into as part of the Precisionaire acquisition on terms believed by the Company to be fair and reasonable and generally reflective of market conditions. At the time the terms of purchase were negotiated, Mr. Hernandez was not an affiliate of the Company.

At June 30, 1997, Thomas T. Allan, a director of the Company, owed the Company $759,013 which he borrowed to settle claims and to make certain payments under the Indemnity Agreement described above and for personal purposes. To evidence the amount owed, effective July 3, 1996, Mr. Allan issued a note to the Company in the amount of $650,000 at an interest rate of 7% per annum. Both the interest and principal due under the note were payable on July 3, 1997, which payment date was extended by the Company until July 3, 1999. Effective February 11, 1997, Mr. Allan also issued a note in the amount of $109,013 with interest at the variable rate of LIBOR plus 1.25% per annum, calculated on the basis of a 360-day year and a 30-day month. Both interest and principal due under the note are payable on February 10, 1999. On September 5, 1997, the combined principal and interest due on Mr. Allan's notes was $819,500. On such date, Mr. Clark and Mr. Amerson each assumed $409,750 of Mr. Allan's notes in consideration for the exercise of 163,900 options under certain option agreements between the respective parties. The interest rate due on the assumed loans is at the variable rate of LIBOR plus 1.25% per annum, and both the principal and interest due are payable on September 4, 1999.

At December 31, 1997, Steven K. Clark, an officer and director of the Company, owed the Company $768,763 which he borrowed to settle claims, to make certain payments under the Indemnity Agreement described above and to exercise options with Thomas T. Allan. To evidence the amount owed, effective February 11, 1997, Mr. Clark issued a note to the Company in the amount of $109,013 with interest at the variable rate of LIBOR plus 1.25% per annum (6.9% at September 5, 1997), calculated on the basis of a 360-day year and a 30-day month. Both the interest and principal due under the note are payable on February 10, 1999. On April 25, 1997, Mr. Clark issued a note to the Company in the amount of $250,000 at the above-described interest rate and both the interest and principal due under the note are payable on April 24, 1999. On September 5, 1997, Mr. Clark assumed $409,750 of Mr. Allan's notes, described above, in consideration for the exercise of 163,900 options under certain option agreements between the respective parties. The interest rate due on the assumed loans is at the variable rate of LIBOR plus 1.25% per annum, and both the principal and interest due are payable on September 4, 1999.

At December 31, 1997, Robert R. Amerson, an officer and director of the Company, owed the Company $768,763 which he borrowed to settle claims, to make certain payments under the Indemnity Agreement described above and to exercise options with Thomas T. Allan. To evidence the amount owed, effective February 11, 1997, Mr. Amerson issued a note to the Company in the amount of $109,013 with interest at the variable rate of LIBOR plus 1.25% per annum, calculated on the basis of a 360-day year and a 30-day month. Both the interest and principal due under the note are payable on February 10, 1999. On April 25, 1997, Mr. Amerson issued a note to the Company in the amount of $250,000 at the above-described interest rate and both the interest and principal due under the note are payable on April 24, 1999. On September 25, 1997, Mr. Amerson assumed $409,750 of Mr. Allan's notes, described above, in consideration for the exercise of 163,900 options under certain option agreements between the respective parties. The interest rate due on the assumed loans is at the variable rate of LIBOR plus 1.25% per annum, and both the principal and interest due are payable on September 4, 1999.

Effective December 31, 1997, Mr. Hernandez terminated his employment with the Company. Mr. Hernandez will continue as a director of the Company throughout his elected term and will also provide certain consulting services to the Company through March 31, 1998.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)(1) Financial Statements: Financial Statements are included beginning at page F-1 as follows:

            Independent Auditor's Report....................................F-2
            Consolidated Balance Sheets at December 31, 1997 and 1996.......F-3
            Consolidated Statements of Income for the years ended
                December 31, 1997, December 31, 1996 and December
                31, 1995....................................................F-4
            Consolidated Statements of Stockholders' Equity for the
                years ended December 31, 1997, December 31, 1996 and
                December 31, 1995...........................................F-5
            Consolidated Statements of Cash Flows for the years
                ended December 31, 1997, December 31, 1996 and
                December 31, 1995...........................................F-6
            Notes to Consolidated Financial Statements......................F-9

    (a)(2)  Financial Statement Schedules:

            Independent Auditor's Report...................................F-27
            Schedule II.  Valuation and Qualifying Accounts................F-28

All schedules not listed have been omitted because they are not applicable or the information has been otherwise supplied in the Registrant's financial statements and schedules.

(a)(3)  Exhibits:

        Exhibit No.     Description

        3.1         --  Articles of Incorporation of Flanders Corporation,
                        filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.

        3.2         --  Bylaws of Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.

        10.1        --  Agreement and Plan of Merger between Elite Acquisitions and Flanders Filters, Inc., filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

        10.2        --  Stock Purchase Agreement between Flanders Corporation
                        and the Shareholders of Charcoal Service Corporation, filed with the May 31, 1996 Form 8-K, incorporated herein by reference.

        10.3        --  Stock Purchase Agreement between Flanders Corporation
                        and the Shareholders of Air Seal Filter Housings, Inc. (filed with the October 21, 1996 Form S-1 (Reg. No. 333-14655), incorporated herein by reference.

        10.4        --  Stock Purchase Agreement between Flanders Corporation
                        and the Shareholders of Precisionaire, Inc., filed with the Form 8-K dated September 23, 1996, incorporated herein by reference.

        10.5        --  Indemnification Agreement between Flanders Corporation,
                        Steven K. Clark, Robert R. Amerson and Thomas Allan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

        10.6        --  Guaranty Agreement between Flanders Corporation and
                        American National Bank of Texas, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.

        10.7        --  Promissory Note from Precisionaire, Inc. to SunTrust
                        Bank, Tampa Bay, in the amount of $2,134,524 dated August 28, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and incorporated herein by reference.

        10.8        --  Assumption Agreement between POF Realty, Precisionaire,
                        Inc., Polk County Industrial Development Authority and SunTrust Bank, dated August 1, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and incorporated herein by reference.

        10.9        --  Mortgage Deed and Security Agreement between
                        Precisionaire, Inc. and Sun Trust Bank, Tampa Bay dated August 28, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and
                        incorporated herein by reference.

        10.10       --  Credit Agreement between Flanders Corporation, SunTrust
                        Bank, Tampa Bay and Zions First National Bank, dated November 10, 1997.

        10.11       --  Loan Agreement between Will-Kankakee Regional
                        Development Authority and Flanders Corporation dated December 15, 1997.

        16          --  Change in Certifying Accountant, filed with Form 8-K
                        dated January 29, 1996, incorporated herein by reference.

        21.1        --  Subsidiaries of the registrant.

        24          --  Power of Attorney (included on Signature page of this
                        report).

        27          --  Financial Data Schedule.

        99.1        --  Flanders Corporation Long-Term Incentive Plan, filed
                        with the December 31, 1995 Form 10-K, incorporated herein by reference.

        99.2        --  Flanders Corporation 1996 Director Option Plan, filed
                        with the December 31, 1995 Form 10-K, incorporated herein by reference.

        99.3        --  Employment Agreement between Elite Acquisitions, Inc.,
                        Flanders Filters, Inc. and Steven K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

        99.4        --  Amendment to Employment Agreement between Elite
                        Acquisitions, Inc., Flanders Filters, Inc. and Steven
                        K. Clark, filed with Form S-1, filed October 21, 1996 (Reg. No. 333-14655), incorporated herein by reference.

        99.5        --  Amendment to Employment Agreement between Elite
                        Acquisitions, Inc., Flanders Filters, Inc. and Steven
                        K. Clark.

        99.6        --  Employment Agreement between Elite Acquisitions, Inc.,
                        Flanders Filters, Inc. and Robert R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

        99.7        --  Amendment to Employment Agreement between Elite
                        Acquisitions, Inc., Flanders Filters, Inc. and Robert
                        R. Amerson, filed with Form S-1, filed October 21, 1996 (Reg. No. 333-14655), incorporated herein by reference.

        99.8        --  Amendment to Employment Agreement between Elite
                        Acquisitions, Inc., Flanders Filters, Inc. and Robert
                        R. Amerson.

        99.9        --  Employment Agreement between Flanders Corporation,
                        Precisionaire, Inc. and Gustavo Hernandez, filed with Form S-1, dated October 21, 1996 (Reg No. 333-14655) and incorporated herein by reference.

        99.10       --  Stock Option Agreement between Elite Acquisitions, Inc.
                        and Robert R. Amerson, filed with the Form 10-K dated December 31, 1995, incorporated herein by reference.

        99.11       --  Stock Option Agreement between Elite Acquisitions, Inc.
                        and Steven K. Clark, filed with the Form 10-K dated December 31, 1995, incorporated herein by reference.

        99.12       --  Stock Option Agreement between Flanders Corporation and
                        Steven K. Clark dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

        99.13       --  Stock Option Agreement between Flanders Corporation and
                        Robert R. Amerson dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

        99.14       --  Stock Option Agreement between Flanders Corporation and
                        Steven K. Clark dated June 3, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

        99.15       --  Stock Option Agreement between Flanders Corporation and
                        Robert R. Amerson dated June 3, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

        99.16       --  Stock Option Agreement between Elite Acquisitions, Inc.
                        and Thomas T. Allan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

        99.17       --  Stock Option Agreement between Elite Acquisitions, Inc.
                        and William M. Claytor, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

        (b)         --  Reports on Form 8-K.
                        None.

        (c)         --  Financial Statement Schedules: See (a)(2) above.

                                  SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Dated this 31st day of March, 1998.


                            FLANDERS CORPORATION



                            By: /s/ Robert R. Amerson
                            Robert R. Amerson
                            President, Chief Executive Officer, Director



                            By: /s/ Steven K. Clark
                            Steven K. Clark
                            Vice President, Chief Financial Officer, Director



KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Steven K. Clark, his attorney-in- fact, to sign any amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, hereby ratifying and confirming all the said attorney-in-fact may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


     Date                     Title                           Signature
                                                      -------------------------

March 31, 1998    President, Chief Executive Officer  /s/ Robert R. Amerson
                  and Director                        Robert R. Amerson



March 31, 1998    Vice President, Chief Financial     /s/ Steven K. Clark
                  Officer and Director                Steven K. Clark



March 31, 1998    Chairman of the Board               /s/ Thomas T. Allan
                                                      Thomas T. Allan


March 31, 1998    Director                            /s/ Gustavo Hernandez
                                                      Gustavo Hernandez


March 31, 1998    Director                            /s/ William H. Clark
                                                      William H. Clark


                       CONSOLIDATED FINANCIAL STATEMENTS
                                      OF
                             FLANDERS CORPORATION

             For the Years ended December 31, 1997, 1996 and 1995

                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Flanders Corporation
Washington, North Carolina


We have audited the accompanying consolidated balance sheets of Flanders Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flanders Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

New Bern, North Carolina
March 23, 1998

                     FLANDERS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1997 and 1996


ASSETS                                                 1997            1996
--------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                       $  35,454,580   $   2,390,411
  Restricted cash (Note 2)                              -             8,000,005
  Receivables:
    Trade, less allowance for doubtful
      accounts: 1997 $380,566;
      1996 $346,480 (Note 7)                         20,794,675      17,906,879
    Related party (Note 16)                               -             905,930
    Other                                             1,336,282         786,811
  Inventories (Notes 3 and 7)                        16,520,154       9,894,707
  Deferred taxes (Note 12)                            1,057,383         920,520
  Income tax refund                                     217,737           -
  Other current assets                                  870,897         687,524
                                                  --------------  --------------
        Total current assets                         76,251,708      41,492,787
Related party receivables (Note 16)                   1,861,005           -
Other assets (Note 4)                                 2,842,767         909,307
Intangible assets (Notes 5 and 7)                    17,164,629      14,016,691
Property and equipment, net (Notes 6 and 7)          47,760,407      30,099,626
                                                  --------------  --------------
                                                  $ 145,880,516   $  86,518,411
                                                  ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

Current liabilities
  Current maturities of long-term debt (Note 7)   $   1,092,442   $   4,379,973
  Accounts payable (Note 8)                          16,940,981      11,002,587
  Accrued expenses (Note 9)                           3,038,800       3,540,110
                                                  --------------  --------------
        Total current liabilities                    21,072,223      18,922,670
                                                  --------------  --------------
Long-term debt, less current maturities (Note 7)     13,679,052      25,776,295
                                                  --------------  --------------
Convertible debt (Note 10)                                -           4,000,000
                                                  --------------  --------------
Deferred taxes (Note 12)                              4,922,383       4,466,676
                                                  --------------  --------------
Committed capital (Notes 2 and 11)                        -           8,000,005
                                                  --------------  --------------
Commitments and contingencies (Notes 7, 14,
  15, and 17)
                                                  --------------  --------------
Stockholders' equity (Notes 11, 16 and 19)
  Preferred stock, no par value, 10,000,000
    shares authorized; none issued                        -               -
  Common stock, $.001 par value; 50,000,000
    shares authorized; issued and outstanding:
    1997 25,663,425; 1996 15,951,548                     25,663          15,952
  Additional paid-in capital                         91,969,830      16,964,713
  Retained earnings                                  14,211,365       8,372,100
                                                  --------------  --------------
                                                    106,206,858      25,352,765
                                                  --------------  --------------
                                                  $ 145,880,516   $  86,518,411
                                                  ==============  ==============


               See Notes to Consolidated Financial Statements
                                      F-3

                     FLANDERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                 Years Ended December 31, 1997, 1996 and 1995

                                                       1997            1996            1995
                                                  --------------  --------------  --------------
Net sales                                         $ 134,135,433   $  73,056,197   $  38,635,810
Cost of goods sold (Notes 15, 16 and 17)            100,812,262      53,597,621      28,953,729
                                                  --------------  --------------  --------------
        Gross profit                                 33,323,171      19,458,576       9,682,081

Operating expenses (Notes 15, 16 and 17)             24,156,197      13,459,721       7,262,668
                                                  --------------  --------------  --------------
        Operating income                              9,166,974       5,998,855       2,419,413
                                                  --------------  --------------  --------------

Nonoperating income (expense):
  Other income                                        1,234,541         975,750          43,852
  Interest expense                                     (857,527)     (1,203,226)       (633,029)
                                                  --------------  --------------  --------------
                                                        377,014        (227,476)       (589,177)
                                                  --------------  --------------  --------------
        Income before income taxes                    9,543,988       5,771,379       1,830,236
Income taxes (Note 12)                                3,704,723       2,177,591         684,582
                                                  --------------  --------------  --------------
        Net income                                $   5,839,265   $   3,593,788   $   1,145,654
                                                  ==============  ==============  ==============
Earnings per common share (Note 20)
    Basic                                         $        0.32   $        0.27   $        0.12
                                                  ==============  ==============  ==============
    Diluted                                       $        0.27   $        0.23   $        0.12
                                                  ==============  ==============  ==============

Weighted average common shares
  outstanding (Note 20)
    Basic                                            18,508,763      13,171,440       9,831,996
                                                  ==============  ==============  ==============
    Diluted                                          22,477,184      16,383,962       9,831,996
                                                  ==============  ==============  ==============


               See Notes to Consolidated Financial Statements
                                      F-4

                     FLANDERS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 Years Ended December 31, 1997, 1996 and 1995

                    Additional
                                                    Common       Paid-In       Retained
                                                    Stock        Capital       Earnings
                                                  ----------  -------------  -------------
Balance, December 30, 1994                        $   9,643   $    310,741   $  3,632,992
  Issuance of 378,411 shares of common stock            378        165,543          -
  Issuance of 1,100,000 shares of common stock
    related to December 11, 1995 Private
    Placement                                         1,100      2,429,004          -
  Reverse acquisition of Elite Acquisitions,
    Inc.                                                334          -               (334)
  Purchase and retirement of 21,197 shares
    of common stock                                     (21)       (11,617)         -
  Indemnification of claim by Stockholders            -            525,000          -
  Net income                                          -              -          1,145,654
                                                  ----------  -------------  -------------
Balance, December 31, 1995                           11,434      3,418,671      4,778,312

  Issuance of 3,371,204 shares of common
    stock related to the Private Offerings            3,372     18,760,986          -
  Less committed capital (Note 2)                     -         (8,000,005)         -
  Issuance of 1,036,885 shares of common
    stock related to the Acquisitions                 1,037         (1,037)         -
  Valuation and release from escrow of 282,295
    shares of common stock related to the
    Acquisitions                                      -          2,681,803          -
  Issuance of 96,280 shares of common stock
    upon exercise of warrants                            96        240,604          -
  Issuance of 13,200 shares of common stock
    upon exercise of options                             13         32,987          -
  Income tax benefit from stock options
    exercised                                         -             37,433          -
  Fair value of warrants issued with convertible
    debt                                              -             33,971          -
  Receivables secured by stock related to
    exercise of warrants                              -           (240,700)         -

  Net income                                          -              -          3,593,788
                                                  ----------  -------------  -------------
Balance, December 31, 1996                           15,952     16,964,713      8,372,100
  Release of committed capital (Note 2)               -          8,000,005          -
  Issuance of 8,377,000 shares of common stock
    (Note 11)                                         8,377     57,045,636          -
  Issuance of 722,375 shares of common stock
    upon conversion of convertible
    debt (Note 10)                                      722      4,381,689          -
  Issuance of 425,000 shares of common stock
    upon exercise of options (Note 19)                  425      1,262,075          -
  Valuation and release from escrow of 344,691
    shares of common stock related to the
    Acquisitions                                      -          2,984,635          -
  Issuance of 187,502 shares of common stock
    related to the Acquisitions (Note 13)               187      1,394,452          -
  Income tax benefit from stock options
    exercised                                         -            969,125          -
  Issuance of receivables secured by stock
    related to exercise of options                    -         (1,262,500)         -
  Payment on receivables secured by stock
    related to exercised warrants and options         -            230,000          -
  Net income                                          -              -          5,839,265
                                                  ----------  -------------  -------------
Balance, December 31, 1997                        $  25,663   $ 91,969,830   $ 14,211,365
                                                  ==========  =============  =============


               See Notes to Consolidated Financial Statements
                                      F-5

                     FLANDERS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 1997, 1996 and 1995


                                                       1997            1996            1995
                                                  --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $   5,839,265   $   3,593,788   $   1,145,654
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                   3,799,957       1,485,740         636,178
      Provision for doubtful accounts                     9,086        (120,423)        108,000
      Allowance for obsolete inventory                   17,000        (115,000)        (45,000)
      (Gain) loss on sale of property and
        equipment                                        31,942         (54,002)          -
      Gain on disposition of cash value of
        life insurance                                    -             (24,600)          -
      Realized gain on sale of marketable
        securities                                        -              12,123           -
      Deferred income taxes                             (34,555)       (113,520)        160,000
      Indemnification of claim by stockholders            -               -             375,000
      Income tax benefit from exercise of
        stock options                                   969,125          37,433           -
      Change in working capital components:
        Receivables                                  (3,245,972)       (871,440)     (1,937,752)
        Inventories                                  (6,554,150)       (504,576)        790,947
        Other current assets                           (183,373)       (520,092)         77,763
        Accounts payable                              5,920,363        (997,168)       (339,999)
        Accrued expenses                                (22,597)        302,682         158,591
        Income tax (payable) refund                    (696,450)       (497,767)        481,157
                                                  --------------  --------------  --------------
          Net cash provided by operating
            activities                                5,849,641       1,613,178       1,610,539
                                                  --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash acquired                      -         (31,971,448)          -
  Purchase of equipment                             (20,287,003)     (2,501,308)       (611,713)
  Proceeds from sale of marketable equity
    securities                                            -             823,396           -
  Proceeds from sale of property and equipment           92,572         226,234           -
  Proceeds from disposition of cash value of
    life insurance                                        -             884,895           -
  Disbursements on notes receivables,
    stockholders                                       (955,075)       (905,930)          -
  Proceeds from repayment of notes receivable,
    stockholders                                          -             458,428           -
  Disbursements on trademarks and trade names             -             (17,246)          -
  Disbursement on deferred expenses                    (461,824)          -               -
  Proceeds from repayment of notes receivable
    related to exercise of options and warrants         230,000           -               -
  Increase in cash designated for equipment
    additions                                          (856,441)          -               -
  Disbursements on prepaid commissions                 (491,273)          -               -
  Disbursements for deposits on equipment              (415,464)          -               -
  Increase in cash value of life insurance              (21,054)        (25,272)        (52,524)
                                                  --------------  --------------  --------------
        Net cash used in investing activities       (23,165,562)    (33,028,251)       (664,237)
                                                  --------------  --------------  --------------

                                 - Continued -


               See Notes to Consolidated Financial Statements
                                      F-6

                     FLANDERS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 Years Ended December 31, 1997, 1996 and 1995


                                                       1997            1996            1995
                                                  --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on revolving credit agreement          $ (62,320,442)  $ (58,637,083)  $ (38,562,227)
  Proceeds from revolving credit agreement           46,378,297      67,618,777      38,329,791
  Proceeds from long-term borrowings                 10,050,118       9,340,200           -
  Principal payments on long-term borrowings         (8,781,901)     (2,782,871)       (481,147)
  Proceeds from issuance of common stock, net
    of committed capital                             57,054,013      11,894,353       2,596,024
  Release of committed capital                        8,000,005           -               -
  Disbursement of loan origination fees                   -            (634,689)          -
  Purchase of common stock for retirement                 -               -             (11,638)
  Proceeds from exercise of options and warrants          -              33,000           -
  Proceeds from issuance of convertible debt              -           4,000,000           -
                                                  --------------  --------------  --------------
      Net cash provided by financing activities      50,380,090      30,831,687       1,870,803
                                                  --------------  --------------  --------------
      Net increase (decrease) in cash and cash
        equivalents                                  33,064,169        (583,386)      2,817,105

CASH AND CASH EQUIVALENTS
  Beginning                                           2,390,411       2,973,797         156,692
                                                  --------------  --------------  --------------
  Ending                                          $  35,454,580   $   2,390,411   $   2,973,797
                                                  ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
    Cash payments for:
      Interest, net of $424,332 interest
        capitalized to property and equipment
        for 1997                                  $   1,328,380   $     732,976   $     667,117
                                                  ==============  ==============  ==============
      Income taxes                                $   4,435,728   $   2,293,555   $      43,425
                                                  ==============  ==============  ==============
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
  ACTIVITIES
    Fair value of warrants issued with
      convertible debt                            $       -       $      33,971   $       -
                                                  ==============  ==============  ==============
    Valuation and release from escrow of 344,691
      and 282,295 shares of common stock
      related to the Acquisitions for the
      years ended December 31, 1997 and
      1996, respectively                          $   2,984,635   $   2,681,803   $       -
                                                  ==============  ==============  ==============
    Commissions payable on gross proceeds from
      issuance of common stock                    $       -       $   1,130,000   $       -
                                                  ==============  ==============  ==============
    Issuance of 96,280 shares of common stock
      upon exercise of warrants in exchange for
      receivables                                 $       -       $     240,700   $       -
                                                  ==============  ==============  ==============
    Issuance of 425,000 shares of common stock
      upon exercise of options in exchange for
      receivable                                  $   1,262,500   $       -       $       -
                                                  ==============  ==============  ==============
    Issuance of 722,375 shares of common stock
      upon conversion of $4,000,000 of
      convertible debt and $382,411 of related
      accrued interest                            $   4,382,411   $       -       $       -
                                                  ==============  ==============  ==============
    Acquisition of property through assumption
      of debt                                     $   1,642,099   $       -       $       -
                                                  ==============  ==============  ==============
    Cancellation of capital lease                 $   2,764,634   $       -       $       -
                                                  ==============  ==============  ==============
    Capital lease obligation incurred for use
      of property and equipment                   $       -       $     284,250   $     350,000
                                                  ==============  ==============  ==============
    Indemnification of claims by Officers and
      Directors (Note 16)                         $       -       $       -       $     525,000
                                                  ==============  ==============  ==============

                                 - Continued -


               See Notes to Consolidated Financial Statements
                                      F-7

                     FLANDERS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                 Years Ended December 31, 1997, 1996 and 1995


                                                       1997            1996            1995
                                                  --------------  --------------  --------------
ACQUISITION OF COMPANIES (Note 13)
  Working capital acquired, net of cash and
    cash equivalents received                     $     270,646   $   4,677,588   $       -
  Fair value of other assets acquired,
    principally property and equipment                  930,000      25,152,612   $       -
  Goodwill                                              547,393      10,823,053   $       -
  Long-term debt assumed                               (353,400)     (8,681,805)  $       -
                                                  --------------  --------------  --------------
                                                  $   1,394,639   $  31,971,448   $       -
                                                  ==============  ==============  ==============


               See Notes to Consolidated Financial Statements
                                      F-8

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  1.    Nature of Business and Significant Accounting Policies

Nature of business: Flanders Corporation (the "Company") designs, manufactures and markets a broad range of air filtration products, including (i) high-end High Efficiency Particulate Air ("HEPA") filters, with at least 99.97% efficiency, and Absolute Isolation Barriers for the creation of synthesized atmospheres to control manufacturing environments and for the absolute control and containment of contaminants and toxic gases in certain manufacturing processes; (ii) mid-range filters for individual and commercial use, which fall under specifications which are categorized by efficiency ratings established by the American Society of Heating Refrigeration and Air Conditioning Engineers ("ASHRAE"); and (iii) standard-grade, low cost filters with efficiency ratings below 30% sold typically off-the-shelf for standard residential and commercial furnace and air conditioning applications. Approximately 55% of the Company's net sales are from products with high replacement potential. The Company's air filtration products are utilized by many industries, including those associated with commercial and residential heating ventilation and air conditioning systems ("HVAC" systems), semiconductor manufacturing, ultra-pure materials, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. The Company also designs and manufactures its own production equipment to allow for highly automated manufacturing of these products. Furthermore, the Company produces glass-based filter media for some of its products to maintain control over the quality and composition of such media.

The Company had revenues from one customer which accounted for 11 percent of net sales during the year ended December 31, 1997. The Company had a $1,156,094 accounts receivable balance due from this customer at December 31, 1997.

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

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, except for one subsidiary which was 80 percent owned for the year ended December 31, 1997. One of the Company's subsidiaries has a subsidiary which was 63.0 percent owned for the years ended December 31, 1997 and 1996. All material intercompany accounts and transactions have been eliminated in consolidation.

Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company is involved in a dispute with a customer involving a trade account receivable of approximately $2.3 million. The customer contends that certain filters manufactured by the Company did not conform to specifications. Independent testing and other information available to management indicate the receivable should be fully collectible. However, it is reasonably possible the estimate of collection may change in the near term.

Cash and cash equivalents: The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. For purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or designated for equipment acquisitions and certificates of deposit which have an original maturity of three months or less to be cash equivalents.

Inventories: Inventories are valued at lower of cost (first-in, first-out method) or market.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Nature of Business and Significant Accounting Policies - Continued

Goodwill: The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight line basis over 40 years. At each balance sheet date, the Company evaluates goodwill for impairment by comparing expectations of non-discounted future cash flows excluding interest costs with the carrying value of goodwill for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1997.

Trademarks and trade names: Trademarks and trade names are being amortized on a straight line basis over 17 years. At each balance sheet date, the Company evaluates the value of trademarks and tradenames for impairment by comparing expectations of non- discounted future cash flows excluding interest costs with the carrying value of trademarks and trade names for each trademark or trade name having a material unamortized balance. Based upon its most recent analysis, the Company believes that no impairment of trademarks and trade names exists at December 31, 1997.

Property and equipment: Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives. Amortization of capital leases is included in depreciation expense. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 1997.

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

To the extent that undistributed earnings of subsidiaries are expected to be indefinitely invested in the subsidiaries' businesses, no provision is made for income taxes which would be payable if those earnings were paid as dividends to the parent company.

Research and development: Research and development expenses and ongoing costs associated with improving existing products and manufacturing processes are expensed in the period incurred. Costs associated with research and development amounted to approximately $373,000, $460,000 and $120,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Reclassifications: Certain account balances for the years ended December 31, 1996 and 1995 have been reclassified with no effect on net income or retained earnings to be consistent with the classification adopted for the year ended December 31, 1997.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Note 3. Inventories

Inventories consists of the following at December 31, 1997 and 1996:

                                                          1997          1996
                                                      ------------  ------------
Finished goods                                        $ 7,456,542   $ 3,321,713
Work in progress                                        1,924,024     1,490,438
Raw materials                                           7,201,588     5,127,556
                                                      ------------  ------------
                                                       16,582,154     9,939,707
Less allowance for obsolete raw materials                  62,000        45,000
                                                      ------------  ------------
                                                      $16,520,154   $ 9,894,707
                                                      ============  ============


Note 4. Other Assets

Other assets consist of the following at December 31, 1997 and 1996:

                                                          1997          1996
                                                      ------------  ------------
Real estate held for sale                             $   266,486   $   266,486
Cash value of officers' life insurance                     98,850        77,796
Cash designated for equipment acquisitions                856,441         -
Prepaid commissions                                       491,273         -
Deposits on equipment                                     415,464         -
Deferred expenses, net of accumulated amortization
  $49,207 1997; $104,962 for 1996                         714,253       565,025
                                                      ------------  ------------
                                                      $ 2,842,767   $   909,307
                                                      ============  ============


Note 5. Intangible Assets

Intangible assets consist of the following at December 31, 1997 and 1996:

                                                          1997          1996
                                                      ------------  ------------
Goodwill, net of accumulated amortization
  $415,468 1997; $85,901 1996                         $16,217,984   $13,012,439
Trademarks and trade names, net of accumulated
  amortization $75,099 1997; $17,098 1996                 946,645     1,004,252
                                                      ------------  ------------
                                                      $17,164,629   $14,016,691
                                                      ============  ============

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6. Property and Equipment

Property and equipment consist of the following at December 31, 1997 and 1996:

                                                                                   Estimated
                                                          1997          1996      Useful Lives
                                                      ------------  ------------  ------------
Land                                                  $ 1,018,007   $   638,465
Buildings, including assets acquired under capital
  lease:  1997 $-0-; 1996  $2,974,000                  24,026,169    15,049,245    15-40 years
Machinery and equipment, including assets acquired
  under capital lease:  1997 $1,007,144;
  1996 $779,321                                        23,645,191    16,640,939       10 years
Office equipment                                        3,115,607     2,718,124        5 years
Vehicles                                                  635,844       557,988        5 years
Construction in progress                                4,966,421     1,361,682
                                                      ------------  ------------
                                                       57,407,239    36,966,443
Less accumulated depreciation, including
  amortization applicable to assets acquired under
  capital lease:  1997 $158,354; 1996 $129,152          9,646,832     6,866,817
                                                      ------------  ------------
                                                      $47,760,407   $30,099,626
                                                      ============  ============

Total depreciation expense charged to operations totaled $3,103,271, $1,382,741, and $633,226 for the years ended December 31, 1997, 1996 and 1995, respectively.


Note 7.    Pledged Assets and Long-Term Debt

A summary of the Company's long-term debt, and collateral pledged thereon, consists of the following at December 31, 1997 and 1996:

                                                           1997          1996
                                                       ------------  ------------

18% subordinated debentures, interest and principal
due and payable on the earlier of September 17, 1999
or the release of $4,000,005 of cash to the Company
which was held in escrow at December 31, 1996 pending
the effectiveness of a registration statement of the
Company on or before January 15, 1997. The
registration statement was declared effective on
January 6, 1997. See Notes 2 and 11.                   $      -      $ 2,500,000

Lower of Prime or LIBOR plus defined percentage line
of credit agreement with two banks(B) (C).                    -            -

Prime plus 1.0 percent revolving credit agreement
with a bank due September 1998, collateralized at
December 31, 1996 by a first security interest on
receivables, inventory, substantially all machinery
and equipment, securities and general intangibles.(A)         -       15,942,146


                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 7. Pledged Assets and Long-Term Debt - Continued

                                                           1997          1996
                                                       ------------  ------------

Prime plus 1.5 percent note payable to a bank due in
quarterly payments of $641,700 plus interest due
September 1998, collateralized by a first security
interest on receivables, inventory, substantially all
machinery and equipment, securities, common stock of
subsidiaries and general intangibles.(A)               $      -      $ 4,869,130

Prime plus 0.25 percent notes payable to a mortgage
company due in monthly payments of $30,096 including
interest through January 2006, at which time all
unpaid principal is due, collateralized by a deed of
trust on land and buildings with a carrying value of
approximately $3,650,000 at December 31, 1997.           1,988,226     2,154,497

10.125 percent note payable to a mortgage company,
due in monthly payments of $13,775, including
interest through July 2004, collateralized by a first
deed of trust on real property with a carrying value
of approximately $1,000,000 at December 31, 1997, and
a second security interest in certain machinery and
equipment.                                                 783,519       864,953

Note payable to a bank with interest at the
One Month London Interbank Offered Rate
(LIBOR) plus 2.67 percent, due in monthly payments of
$5,670 plus interest through March 2001,
collateralized by equipment with a carrying value of
$282,403 at December 31, 1997.                             221,130       289,170

7.058 percent fixed rate capital lease obligation,
due in monthly payments of $34,429, including
interest through September 2006, collateralized by
land and buildings with a carrying value of
approximately $2,900,000 at December 31, 1996.                -        2,906,202

Various notes payable to a bank with interest at
prime plus .25 percent due in monthly installments of
$12,038, including interest, expiring at various
times through April 2004, collateralized by a deed of
trust on property with a carrying value of
approximately $1,550,000 at December 31, 1997.            1,228,372        -

6.5 percent note payable to a regional development
authority, due in varying quarterly installments,
plus interest, through December 2017, collateralized
by a security agreement and financing statement on
real and personal property with a carrying value of
approximately $5,800,000 at December 31, 1997.            6,000,000        -

Note payable to a bank with interest at 7.9 percent
until June 2001 when interest rate changes to prime
plus 0.25 percent, due in monthly payments of $7,098
including interest through June 2017 subject to a
10-year call option by bank which would cause Note to
be paid in full by June 2007, collateralized by a
deed of trust on real properties with a carrying
value of approximately $1,935,000 at December 31,
1997.                                                       866,335        -


                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 7. Pledged Assets and Long-Term Debt - Continued

                                                           1997          1996
                                                       ------------  ------------

Note payable to industrial development authority,
with an interest rate of 83 percent of prime rate,
due in monthly installments of $11,333 plus interest
through January 2005, collateralized by a deed of
trust on real property with a carrying value of
approximately $3,000,000 at December 31, 1997.         $   963,477   $      -

Note payable to a bank with interest at LIBOR plus an
adjusted base rate, as defined, due in monthly
installments of $17,788 plus interest, with a balloon
payment due on June 30, 2002, of $1,120,625,
collateralized by a second deed of trust and security
agreement on real property with a carrying value of
approximately $3,000,000 at December 31, 1997.           2,081,161          -

Various contracts payable including capital lease
obligations; interest rates from 5.9 percent to 9.6
percent and 5.9 percent to 10 percent at December 31,
1997 and 1996, respectively, collateralized by
certain equipment; due in monthly payments of
approximately$20,000 and $24,000 including interest
at December 31, 1997 and 1996, respectively, expiring
at various times through October 2001.                     639,274       630,170
                                                       ------------  ------------
                                                        14,771,494    30,156,268
Less current maturities                                  1,092,442     4,379,973
                                                       ------------  ------------
                                                       $13,679,052   $25,776,295
                                                       ============  ============

(A) The lender's prime rate at December 31, 1996 was 8.25 percent. The revolving credit agreement provided for maximum borrowings based on the lesser of defined borrowing bases and $25,000,000 at December 31, 1996. The weighted average interest rate at December 31, 1996 was 9.4 percent. The notes were collateralized by a first security interest on receivables, inventory, substantially all machinery and equipment, securities, general intangibles and common stock of the subsidiaries. Balances due on the revolving loan agreement and the term loan agreement were classified as long-term debt, since subsequent to December 31, 1996, the Company completed an underwritten public offering for the purpose of repaying the debt on these loan agreements. In connection with the revolving and term loan agreements, the Company agreed to certain restrictive covenants which include, among other things, the lender's approval to pay dividends and maintenance of certain financial ratios at December 31, 1996, including tangible net worth of $20,290,000, debt to worth ratio of not more than 2.5 to 1.0, and various net worth covenants for the individual subsidiaries. The revolving credit and term loan agreements were paid in full during the year ended December 31, 1997.

(B) At December 31, 1997, the Company has a revolving credit facility with two banks which provides a line of credit up to a maximum principal amount of $30,000,000. The line of credit bears an interest rate at the option of the Company at either 1) prime rate, which was 8.5% at December 31, 1997, or 2) LIBOR, which was 5.656% at December 31, 1997, plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth. The line of credit agreement expires on November 10, 1999. The line of credit is collateralized by the pledge of all common stock of the subsidiaries owned by the Company.

(C) In connection with the line of credit agreement and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, not paying dividends and maintenance of certain financial ratios at all times including a current ratio equal to or greater than 1.5 to 1.0, tangible net worth equal to or greater than $60,000,000, plus specified additions, a ratio of total liabilities to tangible net worth less than or equal to 2.5 to 1.0 during the first year of the agreement, and 2.25 to 1.0 thereafter and a minimum fixed charge coverage ratio greater than or equal to 1.3 to 1.0.

The Company was in violation of certain covenants with a lender as of December 31, 1997; however, these violations have been waived by the lender through January 1, 1999.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7. Pledged Assets and Long-Term Debt - Continued

Aggregate maturities required on long-term debt as of December 31, 1997 are due in future years as follows:


Fiscal Years Ending
-------------------

    1998                                    $ 1,092,442
    1999                                      1,153,889
    2000                                      1,181,086
    2001                                      1,062,717
    2002                                      2,380,230
    Later years                               7,901,130
                                            ------------
                                            $14,771,494


Note 8. Accounts Payable

Accounts payable consist of the following at December 31, 1997 and 1996:

                                                          1997          1996
                                                      ------------  ------------
Accounts payable, trade                               $14,589,651   $ 8,655,757
Commissions payable                                     1,795,944     2,007,761
Customer deposits                                         555,386       339,069
                                                      ------------  ------------
                                                      $16,940,981   $11,002,587
                                                      ============  ============


Note 9. Accrued Expenses

Accrued expenses consists of the following at December 31, 1997 and 1996:

                                                          1997          1996
                                                      ------------  ------------
Payroll (Note 14)                                     $ 1,051,981   $   966,465
Insurance, including workers compensation                 939,548     1,118,711
Sales and use taxes                                       186,015        98,307
Interest                                                   31,281       502,134
Income tax payable                                          -           478,713
Other                                                     829,975       375,780
                                                      ------------  ------------
                                                      $ 3,038,800   $ 3,540,110
                                                      ============  ============

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10. Convertible Notes

In September 1996, the Company issued $4,000,000 of 10% Convertible Notes pursuant to Regulation S to certain unrelated offshore investors. The notes are payable on September 20, 1999 and are convertible at any time commencing forty-one (41) days after issuance into shares of common stock at a conversion price equal to the lower of (i) eighty-two percent (82%) of the average closing bid price for the seven (7) trading days immediately preceding the conversion date, or (ii) $9.00; provided, however, that in no event shall the conversion price be less than $5.00; provide further, that in no event shall the holder of the 10% Convertible Notes be entitled to convert any portion of such notes if such action would result in beneficial ownership by a holder and its affiliates of more than 4.9% of the outstanding shares of common stock. If the average closing bid price of the common stock over any continuous seven day trading period is less than $7.38 per share, the Company may redeem the convertible notes at a price equal to 115% of the outstanding principal amount of the notes. During the year ended December 31, 1997, all $4,000,000 of Convertible Notes were converted into 722,375 shares of common stock. In connection with the 10% Convertible Notes, certain unrelated offshore investors were given a contractual right to receive, on the date of the conversion of the Notes into common stock, warrants to purchase such number of shares of common stock equal to ten percent (10%) of the number of common shares issued upon any such conversion. During the year ended December 31, 1997, 72,239 warrants were issued due to the conversion of convertible debt into common stock. The exercise price of the warrants is equal to the amount per share at which the 10% Convertible Notes were converted into common stock.

Note 11. Stockholders' Equity

During the year ended December 31, 1997, the Company raised $57,054,013, net of offering commissions and expenses of $6,052,237, through the sale of 8,320,000 shares of Common Stock by underwritten public offerings dated January 16, 1997 at $9.50 per share and October 16, 1997 at $7.00 per share and the private placement of 57,000 shares of Common Stock at a weighted average price of $4.67 per share. In conjunction with these offerings, the Company granted warrants to purchase a total of 540,000 shares to the underwriters.

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

The President and Vice President/Chief Financial Officer of the Company had options to purchase 3,321,021 and 2,214,014 shares, respectively, of the Company's common stock from two stockholders of the Company at an option price of $2.50 per share. The President and Vice President/Chief Financial Officer of the Company exercised options to acquire 2,830,732 and 1,799,188 shares, respectively, of the Company common stock from the two stockholders on December 1, 1997. The remaining options were not exercised and expired on December 15, 1997.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12. Income Tax Matters

The components of income tax expense for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                            1997          1996          1995
                                        ------------  ------------  ------------
Current:
  Federal                               $ 3,266,645   $ 1,750,374   $   419,492
  State                                     472,633       540,737       105,090
                                        ------------  ------------  ------------
                                          3,739,278     2,291,111       524,582
                                        ------------  ------------  ------------
Deferred:
  Federal                                  (151,017)      (42,509)      130,000
  State                                     116,462       (71,011)       30,000
                                        ------------  ------------  ------------
                                            (34,555)     (113,520)      160,000
                                        ------------  ------------  ------------
                                        $ 3,704,723   $ 2,177,591   $   684,582
                                        ============  ============  ============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for years ended December 31, 1997, 1996 and 1995 due to the following:

                                            1997          1996          1995
                                        ------------  ------------  ------------
Computed "expected" tax expense         $ 3,244,956   $ 1,962,269   $   622,280
Increase (decrease) in income
  taxes resulting from:
    Nondeductible expenses                   82,051        33,158        50,980
    State income taxes net of
      federal tax benefit                   435,000       115,027        89,159
  Change in valuation allowance             (19,224)       22,822       (32,490)
  Tax credits                                (5,396)      (10,914)      (45,347)
  Other                                     (32,664)       55,229         -
                                        ------------  ------------  ------------
                                        $ 3,704,723   $ 2,177,591   $   684,582
                                        ============  ============  ============

Net deferred tax assets and liabilities consist of the following components as of December 31, 1997 and 1996:

                                                        1997          1996
                                                    ------------  ------------
Deferred tax assets:
  Accounts receivable allowance                     $    56,711   $    48,064
  Inventory allowances                                  418,028       284,930
  Accrued expenses                                      564,398       541,314
  Loss carryforwards                                     37,819        85,009
                                                    ------------  ------------
                                                      1,076,956       959,317
  Less valuation allowance                               19,573        38,797
                                                    ------------  ------------
                                                      1,057,383       920,520
Deferred tax liabilities:
  Property and equipment                             (4,922,383)   (4,466,676)
                                                    ------------  ------------
                                                    $(3,865,000)  $(3,546,156)
                                                    ============  ============

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12. Income Tax Matters - Continued

The components giving rise to the net deferred tax assets and liabilities described above have been included in the accompanying consolidated balance sheets at December 31, 1997 and 1996 as follows:

                                                        1997          1996
                                                    ------------  ------------
Current assets                                      $ 1,057,383   $   920,520
Noncurrent liabilities                               (4,922,383)   (4,466,676)
                                                    ------------  ------------
                                                    $(3,865,000)  $(3,546,156)
                                                    ============  ============


Note 13. Mergers and Acquisitions

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

On May 31, 1996, the Company completed the acquisition of all the outstanding stock of Charcoal Service Corporation ("CSC"), a competing carbon filter and containment manufacturer, as well as the land and building on which CSC operates that was owned by the stockholders of CSC. The total cost of acquisition, net of cash acquired, was approximately $4,497,000, and up to 100,000 shares of the Company's common stock, which are being held in escrow pending the evaluation of certain future performance criteria. Upon achieving certain performance criteria, the common stock will be released from escrow, valued at the market price on the date of release and will be added to the goodwill associated with the purchase transaction and amortized over the remaining amortization period of the respective goodwill asset. The acquisition was funded by private placement of the Company's common stock which were completed in June 1996. The effective date of the acquisition is March 1, 1996, and the Company's financial statements include the operating activities and assets of CSC from that date. As of December 31, 1997, 79,000 CSC escrow shares with a market value of $628,500 were released from escrow to the CSC sellers.

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

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13. Mergers and Acquisitions - Continued

On September 23, 1996, the Company acquired all the outstanding stock of Precisionaire, Inc. ("Precisionaire"), a manufacturer of precision air filters, containment systems and filtration equipment, as well as a tract of land and a building on which Precisionaire operates that was owned effectively by the majority stockholders of Precisionaire. The total cost of acquisition, net of cash acquired, was approximately $25,205,000 with a post closing valuation allowance of up to 786,885 shares of the Company's common stock, which were placed in escrow, to be released only if certain performance criteria are met. Upon achieving certain performance criteria, the common stock will be released from escrow, valued at the market price on the date of release and added to the goodwill associated with the purchase transaction and amortized over the remaining amortization period of the respective goodwill asset. The acquisition of Precisionaire, Inc. was funded by a private placement of the Company's common stock, subordinated debentures and convertible debt, closed on October 16, 1996, a credit facility provided by NationsBank consisting of (1) a revolving credit facility in the maximum principal amount of $25,000,000 and (2) a term loan facility in the maximum principal amount of $6,500,000, and the assumption of approximately $2,200,000 of debt associated with a mortgage on the purchased land and building. The effective date of the acquisition for financial statement purposes was September 30, 1996, and the Company's financial statements include the operating activities and assets of Precisionaire from that date. As of December 31, 1997, 547,986 Precisionaire escrow shares with a market value of $5,037,938 were released from escrow to the Precisionaire sellers.

Summarized below are the unaudited pro forma results of operations of the Company as though Precisionaire, CSC and Airseal had been acquired at the beginning of the fiscal years ended December 31, 1996 and 1995.

                                                       1996            1995
                                                  --------------  --------------
Revenues                                          $ 128,221,517   $ 107,983,759
                                                  ==============  ==============
Net income                                        $   5,678,195   $   2,718,764
                                                  ==============  ==============
Net income per common share, basic                $        0.38   $        0.20
                                                  ==============  ==============
Net income per common share, diluted              $        0.30   $        0.18
                                                  ==============  ==============

Effective December 1, 1997, the Company acquired all the outstanding stock of GFI, Inc. ("GFI"), a manufacturer of glass fiber, by exchanging 187,502 shares of the Company's stock for all the outstanding stock of GFI in a tax free merger. The total cost of acquisition was $1,394,639, based on the price of the Company's stock on November 26, 1997 of approximately $7.44. Pro forma results of operations of the Company as though GFI had been acquired as of January 1, 1995 are not presented because amounts of pro forma differences are not significant.

Note 14. Employment Agreements and Discretionary Bonuses

The Company has employment agreements with its President and Chief Executive Officer and its Vice President Finance/Chief Financial Officer, which expire in December 2005. In addition to a base salary, the agreements provide for a termination payment ranging from one hundred to two hundred and fifty percent of their base compensation in the event the officers' employment is terminated under various circumstances.

The Company pays discretionary cash bonuses to its employees. The amount of these cash bonuses included in cost of goods sold and operating expenses totaled approximately $296,000, and $50,000 for the years ended December 31, 1996 and 1995, respectively. The Company did not pay bonuses for the year ended December 31, 1997.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15. Employee Benefit Plans

During 1996, due to the Acquisitions, the Company had four defined contribution 401(k) salary reduction plans intended to qualify under section 401(a) of the Internal Revenue Code of 1986, as amended; one for each of Flanders Filters, Inc. ("FFI"), CSC, Airpure and Precisionaire (collectively, the "401(k) Plans"). The 401(k) plans allow employees to defer up to the lessor of a plan defined limit ranging from 12 percent to 20 percent of their salary, depending on which of the 401(k) the employees participate, or such amount as determined by the U.S. Secretary of the Treasury, with the Company contributing an amount determined by its Board of Directors each year. Effective January 1, 1997, the Company combined the 401(k) Plans into the Flanders Corporation 401(k) Salary Savings Plan ("Salary Savings Plan"). The Salary Savings Plan allows the eligible employees, as defined in the plan document, to defer up to 15 percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company's Board of Directors. The Company contributed approximately $145,000, $44,000 and $18,000 to the Salary Savings Plan and the 401(k) Plans for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company employee benefit program also includes health, accident, dental and life insurance and disability benefits. The Company has elected to self-insure the health and accident insurance at an individual maximum of $1 million for several subsidiaries. The Company also maintains a stop loss policy which covers 100 percent of liability from $30,000 to $1,000,000. A separate subsidiary maintains a stop loss policy which covers 100 percent of liability over $80,000 per occurrence per individual. The employer's portion of claims charged to operations for the years ended December 31, 1997, December 31, 1996 and December 30, 1995 totaled approximately $650,000, $222,000 and $314,000, respectively.

During the year ended December 31, 1996, the Company adopted the Long Term Incentive Plan ("LTI Plan") to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 2,000,000 shares of Common Stock reserved for award under the LTI Plan. During the years ended December 31, 1997 and 1996, the Company awarded options to purchase 95,600 and 236,520 shares of Common Stock under the LTI Plan, respectively. See Note 19.

During the year ended December 31, 1996, the Company adopted the 1996 Director Option Plan which provides for the grant of stock options to outside directors of the Company who were elected or appointed after February 1, 1996, and who were not existing directors on the effective date of the plan. Each such outside director who is serving as a director on January 1 of each calendar year will automatically be granted an option to acquire up to 5,000 shares of Common Stock on such date, assuming such outside director had been serving for at least six months prior to the date of grant. The Company has reserved 500,000 shares of its Common Stock for issuance under the 1996 Director Option Plan which expires in 2006. During the year ended December 31, 1997, the Company awarded options to purchase 5,000 shares of Common Stock under the 1996 Director Option Plan.

During the year ended December 31, 1996, the Company also awarded options to purchase a total of 4,000,000 shares of its common stock to two of its officers and directors and options to purchase a total of 900,000 shares of its common stock to consultants to the Company. See Note 19

As permitted under generally accepted accounting principles, grants under the LTI Plan and other grants of options are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the LTI Plan, since all options granted had an exercise price at or above the market price of the Company's common stock on the date of grant. Had compensation cost for the LTI Plan been determined based on the grant date fair values of awards using the Black-Scholes option pricing model (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below for the years ended December 31, 1997, 1996 and 1995:

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15. Employee Benefit Plans - Continued

                                            1997          1996          1995
                                        ------------  ------------  ------------
Net income:
  As reported                           $ 5,839,265   $ 3,593,788   $ 1,145,654
  Pro forma                             $ 5,766,265   $   765,682   $   843,243
Basic earnings per share:
  As reported                           $      0.32   $      0.27   $      0.12
  Pro forma                             $      0.31   $      0.06   $      0.09
Diluted earnings per share:
  As reported                           $      0.27   $      0.23   $      0.12
  Pro forma                             $      0.26   $      0.05   $      0.09

Weighted average fair value per
  option of options granted during
  the year                              $      2.11   $      0.89   $      0.20

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option pricing method prescribed in FASB Statement No. 123, with the following assumptions: Dividend rate of 0%; risk-free interest rates based upon the zero-coupon rate on the date of grant for the expected life of the option; and expected price volatility on the date of grant. The weighted average assumptions for options granted in 1997, 1996 and 1995 were as follows: Dividend rate of 0%; average risk-free interest rate of 6.11%, 5.46% and 5.25%, respectively; average expected lives of 2.5, 2.4 and 2.5 years, respectively; and average expected price volatility of 40%, 20% and 21%, respectively.

Note 16. Related Party Transactions and Balances

Three of the officers and directors of the Company entered into an Indemnity Agreement with FFI whereby the officers and directors will collectively deposit up to $1,500,000 into an escrow fund to indemnify FFI for the payment of a $525,000 judgment arising from the lawsuits against FFI by Hartford Casualty Insurance Co. v. Flanders Filters, Inc., case no. 92-CVS-07766; and St. Paul Fire and Marine Insurance Co. v. Flanders Filters, Inc., case no. 93- CVS-2798, and potential environmental issues at FFI's facility in Washington, North Carolina. The indemnification is limited to $1,500,000 and in no event will any of the individuals named be required to contribute more than $500,000 each. The indemnification has been recorded as a contribution to capital for all known amounts, during the period at which the amount of the claims became known. The officers and directors have complied with the Agreement whereby payments of $525,000 were made to the respective insurance companies. Expenses related to the Insurance Companies' claims totaled $375,000 for the year ended December 31, 1995. The Company has a remaining $975,000 indemnification by three officers and directors with respect to claims by the United States Environmental Protection Agency ("EPA"). The Company entered into an agreement with the EPA to monitor the groundwater at the North Carolina site. The Company expects the monitoring requirement to cease in 1998 and believes the cost of monitoring is immaterial.

ABB Partnership, as landlord, and Flanders Airpure Products, a subsidiary of FFI, as tenant, entered into a Lease Agreement, dated July 31, 1995. ABB Partnership is controlled by the president of the Company. The lease, which is a month to month lease of $10,938 per month, was entered into on terms believed by Airpure to be fair and reasonable and generally reflective of market conditions. The expense for this lease for the years ended December 31, 1997, 1996 and 1995 amounted to $41,607, $84,375 and $6,250, respectively. In May 1997, the Company purchased the property from ABB Partnership for $879,862.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16. Related Party Transactions and Balances - Continued

LHB Realty, as landlord, and Precisionaire, as tenant, entered into a year-to-year Lease Agreement. A Director of the Company is the managing partner of LHB Realty. The year-to-year lease was entered into on terms believed by the Company to be fair and reasonable and generally reflective of market conditions. The expense for this lease for the years ended December 31, 1997 and 1996 amounted to approximately $81,000 and $49,000, respectively. In June 1997, the Company purchased the property from LHB Partnership for $910,000.

Transactions with Flanders Equity Corporation, a company affiliated through common ownership, consisted of $532,000 of management fees during the year ended December 31, 1995.

At December 31, 1997 and 1996, the Company had notes receivable of $1,861,005 and $905,930 due from various directors, officers and employees with interest thereon varying between 6.9% and 8.0%, maturing at various dates from February 1999 to October 2001.

Note 17. Lease Commitments and Total Rental Expense

Certain equipment and buildings are leased under agreements expiring between 1998 and 2002. The following is a schedule for the total rental commitments under these leases as of December 31, 1997:


Fiscal Years Ending
-------------------
    1998                                    $   873,217
    1999                                        675,361
    2000                                        467,776
    2001                                        434,168
    2002                                        155,000
                                            ------------
                                            $ 2,605,522
                                            ============

The total rental expense charged to operations totaled approximately $2,300,000, $465,000 and $148,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

Note 18. Disclosures About Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash equivalents: The carrying amount approximates fair value at December 31, 1997 and 1996 because of the short maturity of those instruments.

Notes receivable, related party: Based on the investing rates currently available to the Company from financial institutions with similar maturities, the fair value of notes receivable, related party, approximates the carrying value.

Notes payable, long-term debt and convertible debt: Based on the borrowing rates currently available to the Company for bank loans with similar maturities and similar collateral requirements, the fair value of notes payable and long-term debt approximates the carrying amounts at December 31, 1997 and 1996.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 19. Stock Options and Warrants

During the year ended December 31, 1997, the Company granted options to purchase 95,600 shares of common stock under its LTI Plan at an exercise price of $7.13 per share. The Company also issued options to purchase 5,000 shares to a director under the Director Option Plan, at an exercise price of $7.38 per share. All options granted during the year ended December 31, 1997 were non-qualified fixed price options, and were not exercisable at December 31, 1997.

The following table summarizes the activity related to the Company's stock options and warrants for the years ended December 31, 1997 and 1996:

                                                                                       Weighted Average
                                           Shares               Exercise Price          Exercise Price
                                  ----------------------           per Share               per Share
                                                 Stock    ------------------------  ----------------------
                                   Warrants     Options     Warrants     Options     Warrants     Options
                                  -----------  ---------  -----------  -----------  -----------  ---------
Outstanding at January 1, 1996         61,280  2,500,000  $      2.50  $      1.00  $      2.50  $    1.00
    Granted                            97,712  5,136,520  $2.50- 9.63  $2.50- 9.50  $      5.29  $    4.61
    Exercised                          96,280     13,200  $      2.50  $      2.50  $      2.50  $    2.50
    Canceled or expired                37,712      -      $      2.50
                                  -----------  ---------
Outstanding at December 31, 1996       25,000  7,623,320  $      9.63  $1.00- 9.50  $      9.63  $    3.43
    Granted                           612,239    100,600  $5.54-14.73  $7.13- 7.38  $      9.57  $    7.14
    Exercised                           -        425,000  $    -       $2.50- 3.50  $      -     $    2.97
    Canceled or expired                 -          6,000  $    -       $      7.50  $      -     $    7.50
                                  -----------  ---------
Outstanding at December 31, 1997      637,239  7,292,920  $5.54-14.73  $1.00- 9.50  $      9.57  $    3.51
                                  ===========  =========
Exercisable at December 31, 1997       97,239  7,192,320  $5.54- 9.63  $1.00- 9.50  $      6.98  $    3.46
                                  ===========  =========
Exercisable at December 31, 1996       25,000  7,623,320  $      9.63  $1.00- 9.50  $      9.63  $    3.43
                                  ===========  =========

The warrants and options expire at various dates ranging from September 1999 to February 2006. A further summary of information related to fixed options outstanding at December 31, 1997 is as follows:

                                          Weighted Average    Weighted Average
Range of Exercise         Number              Remaining        Exercise Price
     Prices       Outstanding/Exercisable Contractual Life Outstanding/Exercisable
----------------- ----------------------- ---------------- -----------------------
     $ 1.00        2,500,000 / 2,500,000     2.88 Years       $  1.00 / 1.00
       2.50        2,581,320 / 2,581,320        3.35             2.50 / 2.50
   6.94 to 7.50    2,171,600 / 2,071,000        3.48             7.25 / 7.13
       9.50           40,000 / 40,000           3.49             9.50 / 9.50

The weighted-average grant-date fair value of warrants granted was $8.40, $9.88 and $2.50 for the years ended December 31, 1997, 1996 and 1995, respectively.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 20. Earnings per Share

The FASB issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

The Company initially applied Statement No. 128 for the year ended December 31, 1997 and, as required by the Statement, has restated all per share information for the prior years to conform to the Statement.

Following is information about the computation of the earnings per share data for the years ended December 31, 1997, 1996 and 1995:

                                                                     Per Share
                                                                      Amounts
                                           Numerator    Denominator  Net Income
                                         -------------  -----------  ----------
                                              Year Ended December 31, 1997
                                         --------------------------------------
Basic earnings per share, income
  available to common stockholders       $  5,839,265    18,508,763  $    0.32
                                                                     ==========
Effect of Dilutive securities:
    Options                                     -         2,737,642
    Contingent shares                           -           752,187
    Convertible debt                          163,956       470,250
    Warrants                                    -             8,342
                                         =============  ===========
Diluted earnings per share, income
  available to common stockholders
  plus assumed exercise of options
  and warrants, conversion of debt
  and issuance of contingent shares      $  6,003,221    22,477,184  $    0.27
                                         =============  ===========  ==========
                                              Year Ended December 31, 1996
                                         --------------------------------------
Basic earnings per share, income
  available to common stockholders       $  3,593,788    13,171,440  $    0.27
                                                                     ==========
Effect of Dilutive securities:
    Options                                     -         2,378,008
    Contingent shares                           -           590,652
    Convertible debt                          148,110       227,086
    Warrants                                    -            16,776
                                         =============  ===========
Diluted earnings per share, income
  available to common stockholders
  plus assumed exercise of options
  and warrants, conversion of debt
  and issuance of contingent shares      $  3,741,898    16,383,962  $    0.23
                                         =============  ===========  ==========
                                              Year Ended December 31, 1995
                                         --------------------------------------
Basic and dilutive earnings per
  share, income available to
  common stockholders                    $  1,145,654     9,831,996  $    0.12
                                         =============  ===========  ==========

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 20. Earnings per Share - Continued

The Company granted options to employees to purchase 40,000 shares of common stock at $9.50 per share and approximately 550,000 warrants at prices ranging from $8.15 per share to $14.73 per share during the year ended December 31, 1997. These options and warrants were not included in the computation of diluted earnings per share for the year ended December 31, 1997 because effect of the inclusion of the exercise of these options and warrants would have been anti-dilutive.

Note 21. Quarterly Financial Data (Unaudited)

                                                Quarters Ended
                              March 31,     June 30,    September 30,  December 31,
                                1997          1997          1997           1997
                            ------------  ------------  -------------  ------------
Net sales                   $ 27,866,841  $ 33,383,196  $ 39,232,931   $ 33,652,465
Gross profit                   7,003,564     8,940,061     9,344,956      8,034,590
Operating income               1,260,961     2,829,274     3,217,132      1,859,652
Net income                  $    795,264  $  1,870,140  $  2,126,063   $  1,047,798
                            ============  ============  ============   ============
Basic earnings per share    $       0.05  $       0.11  $       0.12   $       0.05
                            ============  ============  ============   ============
Diluted earnings per share  $       0.04  $       0.09  $       0.10   $       0.04
                            ============  ============  ============   ============
Weighted average shares outstanding:
    Basic                     16,726,939    17,189,106    17,312,516     22,806,492
                            ============  ============  ============   ============
    Diluted                   21,278,723    21,152,105    21,119,669     26,358,239
                            ============  ============  ============   ============
Common stock prices:
    High                           12          9 7/8         8 1/4          9 1/4
                            ============  ============  ============   ============
    Low                          9 3/8         5 7/8         6 3/4         6 15/16
                            ============  ============  ============   ============

Earnings per share amounts for the first three quarters of 1997 have been restated to comply with FASB Statement No. 128, Earnings per Share.

Note 22. New Accounting Standard

In 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income and No. 131, Disclosures About Segments of an Enterprise and Related Information. These statements, which are effective for fiscal years beginning after December 15, 1997, expand or modify disclosures and are not expected to impact the Company's consolidated financial position, results of operations or cash flows.

Note 23. Subsequent Events

In March 1998, the Company entered into a non-binding letter of intent for the purchase of all the outstanding capital stock of Eco-Air Products, Inc. The acquisition is contingent upon, among other things, the execution of definitive agreements.

                             FLANDERS CORPORATION
                         FINANCIAL STATEMENT SCHEDULES

           INDEPENDENT AUDITOR'S REPORT ON THE SUPPLEMENTAL SCHEDULE


To the Board of Directors
Flanders Corporation
Washington, North Carolina

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated Supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



/s/  McGladrey & Pullen, LLP

New Bern, North Carolina
March 23, 1998

                     FLANDERS CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                 Years Ended December 31, 1997, 1996 and 1995



                                                                  Additions
                                                           -----------------------
                                               Balance at  Charged to  Charged to                      Balance
                                               Beginning    Cost and      Other                        at End
                                               of Period    Expense     Accounts       Deductions     of Period
                                               ----------  ----------  -----------  ----------------  ---------
For the year ended Dec. 31, 1997
  Allowance for doubtful accounts              $ 346,480   $  80,245   $ 25,000(3)  $ (71,159)(1)(2)  $ 380,566
  Allowance for inventory value                   45,000      17,000       -            -                62,000
  Valuation allowance for deferred tax assets     38,797        -          -        $ (19,224)(2)        19,573
                                               ----------  ----------  -----------  ----------------  ---------
      Total                                    $ 430,277   $  97,245   $ 25,000     $ (90,383)        $ 462,139
                                               ==========  ==========  ===========  ================  =========

For the year ended Dec. 31, 1996
  Allowance for doubtful accounts              $ 148,000        -      $318,903(3)  $(120,423)(2)     $ 346,480
  Allowance for inventory value                   60,000        -       100,000(3)   (115,000)(2)        45,000
  Valuation allowance for deferred tax assets     15,975      38,797      3,404(3)    (19,379)(2)        38,797
                                               ----------  ----------  -----------  ----------------  ---------
      Total                                    $ 223,975    $ 38,797   $422,307     $(254,802)        $ 430,277
                                               ==========  ==========  ===========  ================  =========

For the year ended Dec. 31, 1995
  Allowance for doubtful accounts              $  40,000    $121,799   $   -        $ (13,799)(1)     $ 148,000
  Allowance for inventory value                  105,000        -          -          (45,000)(2)        60,000
  Valuation allowance for deferred tax assets     48,465        -          -          (32,490)(2)        15,975
                                               ----------  ----------  -----------  ----------------  ---------
      Total                                    $ 193,465    $121,799   $   -        $ (91,289)        $ 223,975
                                               ==========  ==========  ===========  ================  =========

(1)  Uncollected receivables written-off, net of recoveries.
(2)  Reduction in valuation allowance.
(3)  Increase due to acquisition of subsidiaries.