Form 10-Q
period 1998-03-31
FLANDERS CORP
filed 1998-05-20
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549







                                   FORM 10-Q



            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998
                          Commission File No. 0-27958



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


      25,663,425 shares common stock, par value $.001, as of May 15, 1998
                               (Title of Class)

                             FLANDERS CORPORATION
                                   FORM 10-Q
                       FOR QUARTER ENDED MARCH 31, 1998


PART I - FINANCIAL INFORMATION                                             Page

  Item 1 -

    Financial Statements

      Consolidated Condensed Balance Sheet for March 31, 1998 and
        December 31, 1997                                                    2

      Consolidated Condensed Statements of Operations for the three
        months ended March 31, 1998 and 1997                                 4

      Consolidated Condensed Statements of Shareholders' Equity for
        the three months ended March 31, 1998 and the year ended
        December 31, 1997                                                    5

      Consolidated Condensed Statements of Cash Flows for the three
        months ended March 31, 1998 and 1997                                 6

      Notes to Consolidated Condensed Financial Statements                   7

  Item 2 -

    Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                  9

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                16

  Item 2 - Changes in Securities                                            16

  Item 3 - Defaults Upon Senior Securities                                  16

  Item 4 - Submission of Matters to a Vote of Security Holders              16

  Item 5 - Other Information                                                16

  Item 6 - Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                  19

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

                                                   March 31,      December 31,
ASSETS                                                1998            1997
-----------------------------------------------  --------------  --------------
                                                  (unaudited)
Current assets
  Cash and cash equivalents                      $  27,982,899   $  35,454,580
  Short-term investments                               293,982           -
  Receivables:
    Trade, less allowance for doubtful
      accounts of $380,566                          29,990,030      20,794,675
    Other                                              682,721       1,336,282
  Inventories (See Note 2)                          23,147,688      16,520,154
  Deferred taxes                                     1,059,866       1,057,383
  Other current assets                               4,496,288       1,088,634
                                                 --------------  --------------
              Total current assets                  87,653,474      76,251,708
                                                 --------------  --------------
Related party receivables                            2,019,196       1,861,005
Other assets                                         1,028,750       2,842,767
Intangible assets, net                              17,206,867      17,164,629
Property and equipment, net of accumulated
  depreciation and amortization of
  $10,447,912 at March 31, 1998; $9,646,832
  at December 31, 1997                              51,378,202      47,760,407
                                                 --------------  --------------
                                                 $ 159,286,489   $ 145,880,516
                                                 ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt           $   1,204,320   $   1,092,442
  Accounts payable                                  24,331,640      16,940,981
  Accrued expenses and other current
    liabilities                                      6,877,205       3,038,800
            Total current liabilities               32,413,165      21,072,223
Long-term debt, less current maturities             14,128,418      13,679,052
Deferred income taxes                                4,837,971       4,922,383
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 10,000,000
    shares authorized; none issued                       -               -
  Common stock, $.001 par value; 50,000,000
    shares authorized; issued and
    outstanding:  25,663,425 shares                     25,663          25,663
  Additional paid-in capital                        92,310,906      91,969,830
  Retained earnings                                 15,570,366      14,211,365
                                                 --------------  --------------
            Total stockholders' equity             107,906,935     106,206,858
                                                 --------------  --------------
                                                 $ 159,286,489   $ 145,880,516
                                                 ==============  ==============


                See Notes to Consolidated Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                       Three Months ended
                                                           March 31,
                                                      1998            1997
                                                 --------------  --------------
Net sales                                        $  30,685,093   $  27,866,841
Cost of goods sold                                  23,135,827      20,863,277
                                                 --------------  --------------
            Gross Profit                             7,549,266       7,003,564
                                                 --------------  --------------
Operating expenses                                   5,587,443       5,742,603
                                                 --------------  --------------
            Operating income                         1,961,823       1,260,961
                                                 --------------  --------------
Nonoperating income (expense):                         261,709         (10,697)
                                                 --------------  --------------
            Income before income taxes               2,223,532       1,250,264
Income taxes                                           864,531         382,876
                                                 --------------  --------------
            Net income                           $   1,359,001   $     867,388
                                                 ==============  ==============

Earnings per weighted average common
  and common equivalent share
  outstanding:
    Basic                                        $        0.05   $        0.05
                                                 ==============  ==============
    Diluted                                      $        0.05   $        0.04
                                                 ==============  ==============
Weighted average common and common
  equivalent shares outstanding:
    Basic                                           25,171,130      16,457,212
                                                 ==============  ==============
    Diluted                                         29,237,164      22,636,923
                                                 ==============  ==============


                See Notes to Consolidated Financial Statements

FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                   Additional
                                                     Common         Paid-In         Retained
                                                     Stock          Capital         Earnings
                                                 --------------  --------------  --------------
Balance, December 31, 1996                       $      15,952   $  16,964,713   $   8,372,100
  Release of committed capital (Note 2)                   -          8,000,005            -
  Issuance of 8,377,000 shares of common stock           8,377      57,045,636            -
  Issuance of 722,375 shares of common stock
    upon conversion of convertible debt                    722       4,381,689            -
  Issuance of 425,000 shares of common stock
    upon exercise of options                               425       1,262,075            -
  Valuation and release from escrow of 344,691
    shares of common stock related to the
    Acquisitions                                          -          2,984,635            -
Issuance of 187,502 shares of common stock
    related to the Acquisitions                            187       1,394,452            -
  Income tax benefit from stock options
    exercised                                             -            969,125            -
  Issuance of receivables secured by stock
    related to exercise of options                        -         (1,262,500)           -
  Payment on receivables secured by stock
    related to exercised warrants and options             -            230,000            -
  Net income                                              -               -          5,839,265
                                                 --------------  --------------  --------------
Balance, December 31, 1997                              25,663      91,969,830      14,211,365
  Payment on receivables secured by stock
    related to exercised warrants and options             -            235,700            -
  Issuance of shares related to the
    Acquisitions                                          -            105,376            -
  Net income (unaudited)                                  -               -          1,359,001
                                                 --------------  --------------  --------------
Balance, March 31, 1998                                 25,663      92,205,530      15,570,366
                                                 ==============  ==============  ==============


                See Notes to Consolidated Financial Statements

FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   For the Three Months ended
                                                           March 31,
                                                      1998            1997
                                                 --------------  --------------
                NET CASH PROVIDED (USED) BY
                       OPERATING ACTIVITIES      $  (3,828,160)  $   1,868,299

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                             (4,146,483)     (1,740,637)
                                                 --------------  --------------
                         NET CASH (USED) BY
                       INVESTING ACTIVITIES         (4,146,483)     (1,740,637)

CASH FLOWS FROM FINANCING ACTIVITIES
  Release of restricted cash from escrow                  -          8,000,005
  Payments on receivables secured by common
    stock                                              235,700         294,590
  Short-term investments                              (293,982)        294,590
  Net change in long-term borrowings                   561,244     (23,830,219)
  Proceeds from issuance of common stock                  -         15,645,250
                                                 --------------  --------------
                NET CASH PROVIDED (USED) BY
                       FINANCING ACTIVITIES            502,962         404,216
                                                 --------------  --------------
            NET INCREASE (DECREASE) IN CASH         (7,471,681)        531,878
CASH AT BEGINNING OF PERIOD                         35,454,580       2,390,411
                                                 --------------  --------------
                      CASH AT END OF PERIOD      $  27,982,899   $   2,922,289
                                                 ==============  ==============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid for income taxes                   $        -      $     449,646
                                                 ==============  ==============
    Cash payments for interest                   $     337,190   $     198,146
                                                 ==============  ==============
SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES
    Conversion of debentures plus
      accumulated interest into common
      stock                                      $        -      $     834,798
                                                 ==============  ==============
    Issuance of 12,000 shares of common
      stock upon exercise of warrants
      in exchange for receivable                 $        -      $      30,000
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

Interim financial statements: The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations, and cash flows. The results of operations and cash flows for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

Earnings per common share: The Company has adopted FASB Statement No. 128 which requires the presentation of earnings per share by all entities that have outstanding common stock or potential common stock, such as options, warrants and convertible securities, that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. The Company has applied Statement No. 128 for the quarter ended March 31, 1998 and, as required by the Statement, has restated all per share information for the prior periods to conform to the Statement.

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.    Inventories

Inventories consist of the following at March 31, 1998 and December 31, 1997:

                                                    3/31/98         12/31/97
                                                 --------------  --------------
Finished goods                                   $  10,180,452   $   7,456,542
Work in progress                                     2,443,383       1,924,024
Raw materials                                       10,574,853       7,201,588
                                                 --------------  --------------
                                                    23,198,688      16,582,154
Less allowance for obsolete raw materials               51,000          62,000
                                                 --------------  --------------
                                                 $  23,147,688   $  16,520,154
                                                 ==============  ==============


Note 3.    Stock Options and Warrants

The following table summarizes the activity related to the Company's stock options and warrants for the three months ended March 31, 1998 and the year ended December 31, 1997:

                                                                                         Weighted Average
                                                                 Exercise Price           Exercise Price
                                                                    per Share               per Share
                                                Stock     ----------------------------  ------------------
                                  Warrants     Options       Warrants       Options     Warrants   Options
                                  ---------  -----------  -------------  -------------  --------  --------
Outstanding at January 1, 1997      25,000    7,623,320   $        9.63  $ 1.00 - 9.50  $  9.63   $  3.43
  Granted                          612,239      100,600    5.54 - 14.73    7.13 - 7.38     9.57      7.14
  Exercised                           -         425,000         -          2.50 - 3.50     -         2.97
  Canceled or expired                 -           6,000         -              7.50        -         7.50
                                  ---------  -----------
Outstanding at December 31, 1997   637,239    7,292,920    5.54 - 14.73    1.00 - 9.50     7.32      3.43
  Granted                             -          15,000         -              8.50        -         8.50
  Exercised                           -           -             -               -          -         -
  Canceled or expired                 -           -             -               -          -         -
                                  ---------  -----------
Outstanding at March 31, 1998      637,239    7,307,920   $5.54 - 14.73  $ 1.00 - 9.50  $ 11.00   $  3.44
                                  =========  ===========
Exercisable at March 31, 1998      237,239    7,202,320   $5.54 - 14.73  $ 1.00 - 9.50  $  9.63   $  3.43
                                  =========  ===========

The options and warrants expire at various dates ranging from September 1999 through February 2006.


Note 4.    Litigation

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 1998. From time to time, the Company is a party to various legal proceedings incidental to its business. None of these proceedings are material to the conduct of the Company's business, operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto presented in "Item 1 - Financial Statements". The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below. See "Outlook".

Overview

The Company is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and certain related products and services. The Company focuses on those products with high replacement potential. The Company designs and manufactures its own production equipment and also produces glass-based media for many of its products. During 1996 and the first quarter of 1997, the Company experienced significant growth from the acquisition of other air filtration related companies. The Company acquired both Charcoal Service Corporation ("CSC") and Air Seal Filter Housings, Inc. ("Air Seal") as of May 31, 1996 and Precisionaire, Inc. ("Precisionaire") as of September 30, 1996. CSC specializes in the manufacture of high-end charcoal filters and containment environments, and has a service arm. Air Seal produces customized mid-range housings and HVAC equipment. Precisionaire manufactures air filters and related products for commercial and residential air conditioning and heating systems. The Company also established two new subsidiaries in 1996: Flanders International, Ltd. ("FIL") and Airpure West, Inc. ("Airpure West"). FIL is a Singapore-based sales and marketing subsidiary marketing the Company's products to customers in the Pacific Rim. In 1997, Airpure West's operations were moved to the Company's newly opened Henderson, Nevada, manufacturing and distribution facility. As of March 1997, the Company acquired the majority of the assets of BB&D Manufacturing and Intermountain Painting and Subassembly and placed them in a newly formed, majority owned subsidiary, Airseal West, Inc. ("Airseal West"). Airseal West sells, manufactures and distributes specialty and standard air filter housings and HVAC systems in the western United States. As of December 1997, the Company acquired GFI, Inc. ("GFI") in a stock for stock exchange. GFI manufactures glass-based filter media and specialty air filters (hereinafter, CSC, Precisionaire, Air Seal, Airseal West and GFI are referred to as the "Acquisitions"). The results of operations for the acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the periods presented should be evaluated specifically in the context of the Acquisitions. Additionally, the historical results of operations do not fully reflect the operating efficiencies and improvements expected from upgrading and integrating the acquired businesses into the Company's operations. There can be no guarantee that the Company will be able to achieve these objectives and gains in efficiency. The Company believes the Acquisitions will have a positive impact on its future results of operations.

Results of Operations for Three Months Ended March 31, 1998 Compared to March 31, 1997

The following table summarizes the Company's results of operations as a percentage of net sales for the three months ended March 31, 1998 and 1997.

                                         Three Months Ended
                                              March 31,
                                       1998                1997
                                ------------------  ------------------
                                           (000's omitted)
Net sales                         30,685   100.0%     27,867   100.0%
Gross profit                       7,549    24.6       7,004    25.1
Operating expenses                 5,587    18.2       5,743    20.6
Operating income                   1,962     6.4       1,261     4.5
Income before income taxes         2,224     7.2       1,250     4.5
Income taxes                         865     2.8         455     1.6
Net income                         1,359     4.4         795     2.9


Net sales: Net sales for the three months ended March 31, 1998 increased by $2,818,000, or 10.1%, to $30,685,000 from $27,867,000 for the three months ended
March 31, 1997. The increase was primarily due to the Company capturing additional market share, particularly in the Western and Central United States, which are serviced by the Company's newly established manufacturing facilities in Nevada and Illinois. See "Outlook".

Gross Profit: Gross profit for the three months ended March 31, 1998 increased by $545,000, or 7.8%, to $7,549,000, which represented 24.6% of net sales, from $7,004,000, which represented 25.1% of net sales, for the three months ended March 31, 1997. The primary reasons for the decrease in gross profit margin were inefficiencies associated with operations at the Company's newly established manufacturing facilities in Nevada and Illinois, consisting of higher labor costs associated with inexperienced personnel, start-up costs associated with new facilities, and other inefficiencies typical of new plants. Other factors affecting gross profit margins included ordinary variations in the timing and product mix of orders, and the Company's ongoing automation project for stock product lines.

Operating expenses: Operating expenses for the three months ended March 31, 1998 decreased by $156,000, or 2.7%, to $5,587,000, representing 18.2% of net sales, from $5,743,000, representing 20.6% of net sales, for the three months ended March 31, 1997. The primary reason for the overall decrease in operating expenses was the consolidation of administrative activities at the various subsidiaries to eliminate duplication, partially countered by expenses associated with opening new facilities and developing new products.

Net income: Net income for the three months ended March 31, 1998 increased by $564,000, or 71%, to $1,359,000, or $0.05 per share (both basic and diluted), from $795,000, or $0.04 per share (diluted, or $0.05 basic) for the three months ended March 31, 1997. As a result of capital raising activities during the twelve months ended March 31, 1998, including: (i) the sale of 6,480,000 shares of common stock at $7.00 per share; (ii) the sale of 45,000 shares of common stock at $5.25 per share; (iii) the conversion of options and warrants into approximately 425,000 shares of common stock; and (iv) the conversion of $3,200,000 of convertible debt into approximately 620,000 shares, the Company's average basic and diluted shares outstanding increased to 25,171,000 and 29,237,000 shares outstanding, respectively, for the three months ended March 31, 1998, up from 16,457,000 and 22,637,000 shares, respectively, for the three months ended March 31, 1997.

Liquidity and Capital Resources

Working capital was $55,240,000 at March 31, 1998, compared to $55,179,000 at December 31, 1997. This includes cash, cash equivalents and other short-term investments of $28,277,000 and $35,455,000 at March 31, 1998 and December 31, 1997, respectively. Working capital does not include available amounts on the Company's revolving credit line.

Trade receivables increased $9,195,000, or 44%, to $29,990,000 at March 31, 1998 from $20,795,000 at December 31, 1996. The increase was due to the higher volume of sales during the three months ended March 31, 1998, compared to the three months ended December 31, 1997, and normal variations in the timing of shipments to customers and receipt of payments. Included in trade receivables is approximately $2.3 million which is in dispute. The dispute involves HEPA filters manufactured by the Company on behalf of a customer to conform to certain specifications. Based on independent testing performed on such filters and other relevant information, the Company believes its receivable is valid and collectible. Nevertheless, it is reasonably possible that the Company's estimate of collection could be reduced significantly in the near term.

Operating activities used $3,828,000 of cash during the three months ended March 31, 1998, compared to generating $1,868,000 of cash during the three months ended March 31, 1997, consisting primarily of earnings, less changes in receivables and inventories. Investing activities consumed $4,146,000 and $1,741,000 during the three months ended March 31, 1998 and 1997, respectively, primarily for the purchase of equipment and other assets. Financing activities generated $503,000 and $110,000 of cash during the three months ended March 31, 1998 and 1997, respectively.

The Company has arranged a revolving line of credit facility with SunTrust Bank of Tampa, N.A. The credit agreement is for a term of two years and provides the Company with a line of credit up to a maximum principal amount of $30,000,000. Outstanding balances on the credit line bear interest at the option of the Company, at either (a) the "prime" rate of interest publicly announced by SunTrust Bank, or (b) the "LIBOR" rate as reported by the Wall Street Journal plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth; as of March 31, 1998, this rate would be 6.719%. As of March 31, 1998, the Company had used none of the revolving credit facility.

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

The Company purchased property in Momence, County of Kankakee, Illinois (the "Illinois Property") for a mid-range manufacturing facility. In connection with such purchase, the Company agreed to assume all risk of environment liability for past, present or future conditions on the Illinois Property except for any liability for environmental problems related to ground water. The Illinois Property had certain environmental problems which required remediation under federal and Illinois law. The seller of the Illinois Property has worked extensively with the Illinois Environmental Protection Agency ("IEPA") with regard to the environmental matters and the Company has completed Phase I and Phase II environmental surveys with respect to the property, and it appears that the environmental matters have been resolved, except for certain monitoring procedures required by the IEPA. However, resolution of state issues has no effect on any potential federal or common law claims, and there can be no assurance that such claims will not be made.

The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Subsequent Events

As of April 1, 1998, the Company entered into a Loan Agreement and issued a Note to the Johnston County Industrial Facilities and Pollution Control Financing Authority and such authority issued Industrial Development Revenue Bonds (the "Bonds") for an aggregate of $4,500,000, the proceeds of which were loaned to the Company for the construction of a 400,000 square foot manufacturing facility in Johnston County, North Carolina. The Note extends for a term of fifteen (15) years and bears interest at a variable rate determined by the remarketing agent of the Bonds on a weekly basis equal to the minimum rate necessary to sell such Bonds at their par value which, as of May 1, 1998, was 4.25% per annum.

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

Management of Growth. With the Company's recent acquisitions, the Company's net sales increased by approximately 83.6% from the year ended December 31, 1996 to the year ended December 31, 1997, and approximately 10.1% from the quarter ended March 31, 1997 to the same period ended March 31, 1998. There can be no assurance that the Company will continue to expand at this rate, or at all. Additionally, the Company plans to continue opening new facilities and has recently opened three new facilities. If the Company continues to grow, the additional growth will place burdens on management to manage such growth while maintaining the Company's profitability. Additional growth may require the Company to recruit and train additional management personnel in the areas of corporate management, sales, accounting, marketing, research and development and operations. There can be no assurance that the Company will be able to do so. Both the Company's growth by acquisition and expansion may also significantly strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations and growth.

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

Technological Change; New Product Introduction. For the period ended March 31, 1998, approximately 28% of the Company's net sales resulted from sales of high-end filtration products which are especially vulnerable to new technology development. The Company's ability to remain competitive will depend in part upon its ability to anticipate technological changes, to develop new and enhanced filtration systems and to introduce these systems at competitive prices in a timely and cost-efficient manner. There can be no assurance that the Company will successfully anticipate future technological changes or that technologies or systems developed by others will not render the Company's technology obsolete. The Company also plans to develop new products as part of its strategy to increase the size and customer base of the air filtration market. There can be no assurance that the Company will be successful in developing the new products or that any product developed will be commercially viable.

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

Distribution Channels. The Acquisitions give the Company a broader product line of air filtration products. As part of the integration of the Acquisitions, the Company has adopted a strategy of increasing its market share by providing its manufacturers' representatives with the ability to offer a full product line of the Company's products and "one stop" purchasing of air filtration products to existing and new customers. Many of the Company's representatives have indicated a willingness to offer the Company's products exclusively now that the Company offers a broader range of products. These representatives may decide to work exclusively with some other company for various reasons; thus, the current distribution channels would be unavailable.

Automation. The Company has begun a program to increase its gross margins by automating portions of its production lines at FFI, Precisionaire and Airpure using technology developed at Precisionaire and FFI. Currently, approximately 35% of the Company's production lines incorporate the new automated equipment designs. The Company will continue to implement the additional automation for these production lines one at a time, to minimize down time. The Company estimates the total cost for automation of its facilities will be approximately $10,000,000, and will fund such automation from funds raised in its recent public offering.

New Markets. The Company intends to develop new markets and products for those markets by applying existing technology developed for high-technology niche markets to new applications. For each new application, the Company will first develop a line of products to meet the needs of the specific application, and through trade shows, technical publications, mass marketing, distributor education and other appropriate methods, will create demand for the application in the new target market. The Company has established the Absolute Isolation Division and the Integrated Environmental Control Division to focus on (i) methods to manufacture pharmaceutical and other products in synthesized atmospheres and completely isolated and secure environments using Absolute Isolation Barriers and (ii) Indoor Air Quality ("IAQ") diagnosis and solutions for commercial and public buildings and for residential application. The Company believes there will be an increase in interest in Absolute Isolation Barriers in the future because these products prevent cross-contamination between different products and different lots of the same product being manufactured at the same facility, as well as increase production yields. Additionally, the Company believes there is an increase in public concern regarding the effects of IAQ on employee productivity, as well as an increase in interest in standards for detecting and solving IAQ problems. The Company will continue to concentrate its efforts on products with high replacement potential.

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

Centralize Overhead Functions. The Company is continuing to implement plans to centralize and eliminate duplication of efforts between its subsidiaries in the following areas: purchasing, production planning, shipping coordination, marketing, accounting, personnel management, risk management and benefit plan administration. The Company believes this will have a beneficial impact upon its future operating results as these changes are phased in during the next year.

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

Data collected by the Company indicates that residential filter users replace their filters, on average, approximately once per year. Manufacturers of residential furnace and air condition systems recommend that these filters be changed every month. A minor trend toward increased maintenance of these residential heating and cooling systems could have a positive impact on the Company's business.

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

                          PART II - OTHER INFORMATION


Item 1.     Legal Proceedings.

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 1998. From time to time, the Company is a party to various legal proceedings incidental to its business. None of these proceedings are material to the conduct of the Company's business, operations or financial condition.

Item 2.     Changes in Securities - None.

Item 3.     Defaults Upon Senior Securities - None.

Item 4.     Submission of Matters to a Vote of Security Holders - None.

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K

                (a)    Exhibits

  Exhibit No.                Description

     3.1 Articles of Incorporation of Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.

     3.2 Bylaws of Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.

    10.1 Agreement and Plan of Merger between Elite Acquisitions and Flanders Filters, Inc., filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

    10.2 Stock Purchase Agreement between Flanders Corporation and the Shareholders of Charcoal Service Corporation, filed with the May 31, 1996 Form 8-K, incorporated herein by reference.

    10.3 Stock Purchase Agreement between Flanders Corporation and the Shareholders of Air Seal Filter Housings, Inc. (filed with the October 21, 1996 Form S-1 (Reg. No. 333-14655), incorporated herein by reference.

    10.4 Stock Purchase Agreement between Flanders Corporation and the Shareholders of Precisionaire, Inc., filed with the Form 8-K dated September 23, 1996, incorporated herein by reference.

    10.5 Indemnification Agreement between Flanders Corporation, Steven K. Clark, Robert R. Amerson and Thomas Allan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

    10.6 Guaranty Agreement between Flanders Corporation and American National Bank of Texas, filed with the September 30, 1996 Form 10-Q, incorporated herein by reference.

    10.7 Promissory Note from Precisionaire, Inc. to SunTrust Bank, Tampa Bay, in the amount of $2,134,524 dated August 28, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and incorporated herein by reference.

    10.8 Assumption Agreement between POF Realty, Precisionaire, Inc., Polk County Industrial Development Authority and SunTrust Bank, dated August 1, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and incorporated herein by reference.

    10.9 Mortgage Deed and Security Agreement between Precisionaire, Inc. and Sun Trust Bank, Tampa Bay dated August 28, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and incorporated herein by reference.

    10.10 Credit Agreement between Flanders Corporation, SunTrust Bank, Tampa Bay and Zions First National Bank, dated November 10, 1997, filed with the December 31, 1997 Form 10-K, and incorporated herein by reference.

    10.11 Loan Agreement between Will-Kankakee Regional Development Authority and Flanders Corporation dated December 15, 1997, filed with the December 31, 1997 Form 10-K, and incorporated herein by reference.

    10.12 Letter of Credit Agreement between Flanders Corporation and SunTrust Bank, Tampa Bay, dated April 1, 1998.

    10.13 Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated April 1, 1998.

    27      Financial Data Schedule.

    99.1 Flanders Corporation Long-Term Incentive Plan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

    99.2 Flanders Corporation 1996 Director Option Plan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

    99.3 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Steven K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

    99.4 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Steven K. Clark, filed with Form S-1, filed October 21, 1996 (Reg. No. 333-14655), incorporated herein by reference.

    99.5 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Steven K. Clark, filed with the December 31, 1997 Form 10-K, incorporated herein by reference.

    99.6 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Robert R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

    99.7 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Robert R. Amerson, filed with Form S-1, filed October 21, 1996 (Reg. No. 333-14655), incorporated herein by reference.

    99.8 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Robert R. Amerson, filed with the December 31, 1997 Form 10-K, incorporated herein by reference.

    99.9 Employment Agreement between Flanders Corporation, Precisionaire, Inc. and Gustavo Hernandez, filed with Form S-1, dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.

    99.10   Stock Option Agreement between Elite Acquisitions, Inc. and Robert
            R. Amerson, filed with the Form 10-K dated December 31, 1995, incorporated herein by reference.

    99.11   Stock Option Agreement between Elite Acquisitions, Inc. and Steven
            K. Clark, filed with the Form 10-K dated December 31, 1995, incorporated herein by reference.

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

    99.16   Stock Option Agreement between Elite Acquisitions, Inc. and Thomas
            T. Allan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

    99.17   Stock Option Agreement between Elite Acquisitions, Inc. and William
            M. Claytor, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

                (b)    Reports on Form 8-K - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 18th day of May, 1998.

                                                FLANDERS CORPORATION



                                                By: /s/ Steven K. Clark
                                                    ------------------------
                                                        Steven K. Clark
                                                    Vice President Finance/
                                                    Chief Financial Officer
                                                          and Director