Form 10-Q
period 1998-03-31
FLANDERS CORP
filed 1998-08-06
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549







                                   FORM 10-Q



            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                          Commission File No. 0-27958



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


     25,484,089 shares common stock, par value $.001, as of August 3, 1998
                               (Title of Class)

                             FLANDERS CORPORATION
                                   FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1998

PART I - FINANCIAL INFORMATION                                             Page

  Item 1 -

    Financial Statements

      Consolidated Condensed Balance Sheet for June 30, 1998 and
        December 31, 1997                                                    2

      Consolidated Condensed Statements of Operations for the three
        months and six months ended June 30, 1998 and 1997                   4

      Consolidated Condensed Statements of Shareholders' Equity for the
        six months ended June 30, 1998 and the year ended
        December 31, 1997                                                    5

      Consolidated Condensed Statements of Cash Flows for the three
        months and six months ended June 30, 1998 and 1997                   6

      Notes to Consolidated Condensed Financial Statements                   7

  Item 2 -

    Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                 10

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                18

  Item 2 - Changes in Securities                                            18

  Item 3 - Defaults Upon Senior Securities                                  18

  Item 4 - Submission of Matters to a Vote of Security Holders              18

  Item 5 - Other Information                                                18

  Item 6 - Exhibits and Reports on Form 8-K                                 18

SIGNATURES                                                                  20

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements


FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

                                                    June 30,      December 31,
ASSETS                                                1998            1997
-----------------------------------------------  --------------  --------------
                                                  (unaudited)
Current assets
  Cash and cash equivalents                      $  21,316,739   $  35,454,580
  Short-term investments                               294,357           -
  Receivables:
    Trade, less allowance for doubtful
      accounts of $415,566 at 6/30/98,
      $380,566 at 12/31/97                          30,249,523      20,794,675
    Other                                            1,617,692       1,336,282
  Inventories (See Note 2)                          25,936,929      16,520,154
  Deferred taxes                                     1,059,865       1,057,383
  Other current assets                               2,364,200       1,088,634
                                                 --------------  --------------
        Total current assets                        82,839,305      76,251,708
                                                 --------------  --------------
Related party receivables                            3,903,434       1,861,005
Other assets                                         1,103,580       2,842,767
Intangible assets, net                              28,800,767      17,164,629
Property and equipment, net of accumulated
  depreciation and amortization of $11,432,305
  at June 30, 1998; $9,646,832 at
  December 31, 1997                                 55,952,586      47,760,407
                                                 --------------  --------------
                                                 $ 172,599,672   $ 145,880,516
                                                 ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt           $   2,629,160   $   1,092,442
  Accounts payable                                  16,442,547      16,940,981
  Accrued expenses and other current
    liabilities                                      7,433,591       3,038,800
                                                 --------------  --------------
        Total current liabilities                   26,505,298      21,072,223
                                                 --------------  --------------
Long-term debt, less current maturities             30,751,537      13,679,052
Deferred income taxes                                4,924,865       4,922,383
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 10,000,000
    shares authorized; none issued                       -               -
  Common stock, $.001 par value; 50,000,000
    shares authorized; issued and outstanding:
    25,690,925 shares at June 30, 1998
    25,663,425 shares at December 31, 1997              25,691          25,663
  Additional paid-in capital                        92,417,606      91,969,830
  Retained earnings                                 17,974,675      14,211,365
                                                 --------------  --------------
        Total stockholders' equity                 110,417,972     106,206,858
                                                 --------------  --------------
                                                 $ 172,599,672   $ 145,880,516
                                                 ==============  ==============


                See Notes to Consolidated Financial Statements


FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                       Three Months ended               Six Months ended
                                                            June 30,                        June 30,
                                                      1998            1997            1998            1997
                                                 --------------  --------------  --------------  --------------
Net sales                                        $  39,687,179   $  33,383,196   $  70,372,272   $  61,250,037
Cost of goods sold                                  30,442,133      24,443,135      53,577,960      45,306,412
                                                 --------------  --------------  --------------  --------------
        Gross Profit                                 9,245,046       8,940,061      16,794,312      15,943,625
                                                 --------------  --------------  --------------  --------------

Operating expenses                                   5,777,682       6,110,787      11,365,125      11,853,390
                                                 --------------  --------------  --------------  --------------
        Operating income                             3,467,364       2,829,274       5,429,187       4,090,235
                                                 --------------  --------------  --------------  --------------
Nonoperating income (expense):
  Other income (expense)                               683,448         200,494       1,127,361         535,862
  Interest expense                                    (218,549)       (104,628)       (400,753)       (450,693)
                                                 --------------  --------------  --------------  --------------
                                                       464,899          95,866         726,608          85,169
                                                 --------------  --------------  --------------  --------------
        Income before income taxes                   3,932,263       2,925,140       6,155,795       4,175,404

Income taxes                                         1,527,954       1,055,000       2,392,485       1,510,000
                                                 --------------  --------------  --------------  --------------
        Net income                               $   2,404,309   $   1,870,140   $   3,763,310   $   2,665,404
                                                 ==============  ==============  ==============  ==============
Earnings per weighted average common
  and common equivalent share
  outstanding:
    Basic                                        $        0.10   $        0.11   $        0.15   $        0.16
                                                 ==============  ==============  ==============  ==============
    Diluted                                      $        0.09   $        0.09   $        0.13   $        0.13
                                                 ==============  ==============  ==============  ==============
Weighted average common and common
  equivalent shares outstanding:
    Basic                                           25,273,636      17,189,106      25,263,581      16,958,023
                                                 ==============  ==============  ==============  ==============
    Diluted                                         27,774,625      21,152,105      27,902,272      21,215,414
                                                 ==============  ==============  ==============  ==============


                See Notes to Consolidated Financial Statements


FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                   Additional
                                                     Common         Paid-In         Retained
                                                     Stock          Capital         Earnings
                                                 --------------  --------------  --------------
Balance, December 31, 1996                       $      15,952   $  16,964,713   $   8,372,100
  Release of committed capital (Note 2)                   -          8,000,005            -
  Issuance of 8,377,000 shares of common stock           8,377      57,045,636            -
  Issuance of 722,375 shares of common stock
    upon conversion of convertible debt                    722       4,381,689            -
  Issuance of 425,000 shares of common stock
    upon exercise of options                               425       1,262,075            -
  Valuation and release from escrow of 344,691
    shares of common stock related to the
    Acquisitions                                          -          2,984,635            -
Issuance of 187,502 shares of common stock
    related to the Acquisitions                            187       1,394,452            -
  Income tax benefit from stock options
    exercised                                             -            969,125            -
  Issuance of receivables secured by stock
    related to exercise of options                        -         (1,262,500)           -
  Payment on receivables secured by stock
    related to exercised warrants and options             -            230,000            -
  Net income                                              -               -          5,839,265
                                                 --------------  --------------  --------------
Balance, December 31, 1997                              25,663      91,969,830      14,211,365
  Payment on receivables secured by stock
    related to exercised warrants and options             -            235,700            -
  Issuance of shares related to the
    Acquisitions                                          -            105,376            -
  Issuance of shares related to the Acquisition
    of minority interest of Flanders Airpure
    Products, Inc.                                         110         522,390            -
    Repurchase of 82,500 shares under stock
      repurchase program                                   (82)       (415,690)           -
    Net income (unaudited)                              -                -           3,763,310
                                                 --------------  --------------  --------------
Balance, June 30, 1998                                  25,691      92,417,606      17,974,675
                                                 ==============  ==============  ==============


                See Notes to Consolidated Financial Statements


FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                       Three Months ended               Six Months ended
                                                            June 30,                        June 30,
                                                      1998            1997            1998            1997
                                                 --------------  --------------  --------------  --------------
            NET CASH PROVIDED BY
            OPERATING ACTIVITIES                 $  (5,446,829)  $   1,339,638   $  (9,274,989)  $   3,207,937
                                                 --------------  --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of assets from BB&D & IP                   -            (403,000)          -            (403,000)
  Acquisitions, net of cash received               (13,027,741)          -         (13,027,741)          -
  Gain/loss on sale of assets                            7,767           -               7,767           -
  Purchase of fixed assets                          (5,831,169)     (4,938,763)     (9,977,652)     (6,679,400)
                                                 --------------  --------------  --------------  --------------
            NET CASH (USED) BY
            INVESTING ACTIVITIES                   (18,851,143)     (5,341,763)    (22,997,626)     (7,082,400)
                                                 --------------  --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Release of restricted cash from escrow                 -               -               -           8,000,005
  Payments on receivables secured by common stock        -               -             235,700           -
  Short-term investments                                  (375)           (181)       (294,357)        294,409
  Repurchase of common stock                          (415,772)          -            (415,772)          -
  Net change in long-term borrowings                18,047,959       3,478,937      18,609,203     (20,351,282)
  Proceeds from issuance of common stock                 -             236,205           -          15,881,455
                                                 --------------  --------------  --------------  --------------
            NET CASH PROVIDED (USED) BY
            FINANCING ACTIVITIES                    17,631,812       3,714,961      18,134,774       3,824,587
                                                 --------------  --------------  --------------  --------------
            NET INCREASE (DECREASE) IN CASH         (6,666,160)       (287,164)    (14,137,841)        (49,876)
CASH AT BEGINNING OF PERIOD                         27,982,899       2,627,699      35,454,580       2,390,411
                                                 --------------  --------------  --------------  --------------
            CASH AT END OF PERIOD                $  21,316,739   $   2,340,535   $  21,316,739   $   2,340,535
                                                 ==============  ==============  ==============  ==============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid for income taxes                   $       -       $   1,605,354   $       -       $   2,055,000
                                                 ==============  ==============  ==============  ==============
    Cash payments for interest                   $      63,563   $     754,681   $     400,753   $     952,827
                                                 ==============  ==============  ==============  ==============
SUPPLEMENTAL DISCLOSURES OF NONCASH
  FINANCING ACTIVITIES
    Conversion of debentures plus accumulated
      interest into common stock                 $       -       $       -       $       -       $     834,798
                                                 ==============  ==============  ==============  ==============
    Issuance of common stock for acquisitions    $     522,500   $       -       $     522,500   $       -
                                                 ==============  ==============  ==============  ==============


                See Notes to Consolidated Financial Statements

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Nature of Business and Interim Financial Statements

Nature of business: Flanders Corporation (the "Company") designs, manufactures and markets a broad range of air filtration products, including (i) high efficiency particulate air ("HEPA") filters, with at least 99.97% efficiency, and absolute isolation barriers ("Absolute Isolation Barriers") for the creation of synthesized atmospheres to control manufacturing environments and for the absolute control and containment of contaminants and toxic gases in certain manufacturing processes; (ii) mid-range filters for individual and commercial use, which fall under specifications which are categorized by efficiency ratings established by the American Society of Heating Refrigeration and Air Conditioning Engineers ("ASHRAE"); and (iii) standard-grade, low cost filters with efficiency ratings below 30% sold typically off-the-shelf for standard residential and commercial furnace and air conditioning applications. Approximately 70% of the Company's net sales are from products with high replacement potential. The Company's air filtration products are utilized by many industries, including those associated with commercial and residential heating ventilation and air conditioning systems ("HVAC" systems), semiconductor manufacturing, ultra-pure materials, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. The Company also designs and manufactures its own production equipment to allow for highly automated manufacturing of these products. Furthermore, the Company produces glass-based filter media for some of its products to maintain control over the quality and composition of such media.

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

Interim financial statements: The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations, and cash flows. The results of operations and cash flows for the three months and six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

Earnings per common share: The Company has adopted FASB Statement No. 128 which requires the presentation of earnings per share by all entities that have outstanding common stock or potential common stock, such as options, warrants and convertible securities, that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. The Company has applied Statement No. 128 for the quarter ended June 30, 1998 and, as required by the Statement, has restated all per share information for the prior periods to conform to the Statement.


Note 2.    Inventories

Inventories consist of the following at June 30, 1998 and December 31, 1997:

                                                    6/30/98         12/31/97
                                                 --------------  --------------
Finished goods                                   $  10,842,281   $   7,456,542
Work in progress                                     2,356,578       1,924,024
Raw materials                                       12,989,070       7,201,588
                                                 --------------  --------------
                                                    26,187,929      16,582,154
Less allowance for obsolete raw materials               71,000          62,000
                                                 --------------  --------------
                                                 $  26,116,929   $  16,520,154
                                                 ==============  ==============

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.    Acquisitions

Effective June 30, 1998, the Company acquired approximately 97% of the outstanding capital stock of Eco-Air Products, Inc. ("Eco-Air"). The purchase price was $13,000,000, plus associated expenses of approximately $250,000, plus up to $5,000,000 payable in cash or the Company's common stock (at seller's option) if certain performance criteria are met. The purchase price was paid by the delivery of $13,000,000 in cash to the sellers. For financial statement purposes, the acquisition of Eco-Air is being accounted for as having occurred on June 30, 1998, such that the Company's balance sheet at June 30, 1998 includes the assets of Eco-Air.

Eco-Air manufactures air filters and related products for industrial, commercial and residential air conditioning and heating systems, with products ranging from high-end HEPA filters for cleanrooms through disposable residential furnace filters. Eco-Air's headquarters are located in San Diego, California. Eco-Air's locations include a total of approximately 198,000 square feet of space, and consist of (i) sales and warehousing operations in Los Angeles, California, Hayward, California, Phoenix, Arizona and Singapore; (ii) a manufacturing facility in Tijuana, Mexico; and (iii) corporate headquarters and a manufacturing plant in San Diego, California. Total manufacturing space is approximately 94,000 square feet.

In connection with the acquisition of Eco-Air, the Company recorded $10,706,670 of goodwill, which represents the excess of the purchase price plus expenses over the net market value of identified assets. The goodwill is being amortized over 40 years.

Summarized below are the unaudited pro forma results of operations of the Company as though Eco-Air had been acquired at the beginning of the six months ended June 30, 1998 and 1997.

                                                    Six Months Ended June 30,
                                                      1998            1997
                                                 --------------  --------------
Revenues                                         $  80,908,474   $  74,271,665
                                                 ==============  ==============
Net income                                       $   3,770,728   $   2,970,951
                                                 ==============  ==============
Net income per common share, basic               $        0.15   $        0.18
                                                 ==============  ==============
Net income per common share, diluted             $        0.14   $        0.14
                                                 ==============  ==============

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.    Stock Options and Warrants

The following table summarizes the activity related to the Company's stock options and warrants for the six months ended June 30, 1998 and the year ended December 31, 1997:

                                                                                         Weighted Average
                                                                 Exercise Price           Exercise Price
                                                                    per Share               per Share
                                                Stock     ----------------------------  ------------------
                                  Warrants     Options       Warrants       Options     Warrants   Options
                                  ---------  -----------  -------------  -------------  --------  --------
Outstanding at January 1, 1997      25,000    7,623,320   $        9.63  $ 1.00 - 9.50  $  9.63   $  3.43
  Granted                          612,239      100,600    5.54 - 14.73    7.13 - 7.38     9.57      7.14
  Exercised                           -         425,000         -          2.50 - 3.50     -         2.97
  Canceled or expired                 -           6,000         -              7.50        -         7.50
                                  ---------  -----------
Outstanding at December 31, 1997   637,239    7,292,920    5.54 - 14.73    1.00 - 9.50     9.57      3.43
    Granted                           -         155,000         -          5.38 - 8.50     -         5.58
    Exercised                         -            -            -               -          -         -
    Canceled or expired               -          65,000         -          1.00 - 8.50     -         2.49
Outstanding at June 30, 1998       637,239    7,382,920   $5.54 - 14.73   $1.00 - 9.50  $ 11.00   $  3.56
                                  =========  ===========
Exercisable at June 30, 1998       237,239    7,377,420   $5.54 - 14.73   $1.00 - 9.50  $  9.63   $  3.37
                                  =========  ===========

The options and warrants expire at various dates ranging from July 1998 through January 2008.


Note 5.    Litigation

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended June 30, 1998. From time to time, the Company is a party to various legal proceedings incidental to its business. None of these proceedings are material to the conduct of the Company's business, operations or financial condition.

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

Overview

The Company is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and certain related products and services. The Company focuses on those products with high replacement potential. The Company designs and manufactures its own production equipment and also produces glass-based media for many of its products. From 1996 to 1998, the Company experienced significant growth from the acquisition of other air filtration related companies. The Company acquired both Charcoal Service Corporation ("CSC") and Air Seal Filter Housings, Inc. ("Air Seal") as of May 31, 1996 and Precisionaire, Inc. ("Precisionaire") as of September 30, 1996. CSC specializes in the manufacture of high-end charcoal filters and containment environments, and has a service arm. Air Seal produces customized mid-range housings and HVAC equipment. Precisionaire manufactures air filters and related products for commercial and residential air conditioning and heating systems. The Company also established two new subsidiaries in 1996: Flanders International, Ltd. ("FIL") and Airpure West, Inc. ("Airpure West"). FIL is a Singapore-based sales and marketing subsidiary marketing the Company's products to customers in the Pacific Rim. In 1997, Airpure West's operations were moved to the Company's newly opened Henderson, Nevada, manufacturing and distribution facility. As of March 1997, the Company acquired the majority of the assets of BB&D Manufacturing and Intermountain Painting and Subassembly and placed them in a newly formed, majority owned subsidiary, Airseal West, Inc. ("Airseal West"). Airseal West sells, manufactures and distributes specialty and standard air filter housings and HVAC systems in the western United States. As of December 1997, the Company acquired GFI, Inc. ("GFI") in a stock for stock exchange. GFI manufactures glass-based filter media and specialty air filters. As of June 30, 1998, the Company acquired Eco-Air Products, Inc. ("Eco-Air"). Eco-Air specializes in the manufacture and sale of air filtration products to markets on the West Coast ranging from high-end HEPA filters through standard-grade filters (hereinafter, CSC, Precisionaire, Air Seal, Airseal West, GFI and Eco- Air are referred to as the "Acquisitions"). The results of operations for the acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the periods presented should be evaluated specifically in the context of the Acquisitions. Additionally, the historical results of operations do not fully reflect the operating efficiencies and improvements expected from upgrading and integrating the acquired businesses into the Company's operations. There can be no guarantee that the Company will be able to achieve these objectives and gains in efficiency. The Company believes the Acquisitions will have a positive impact on its future results of operations.

Results of Operations for Three Months Ended June 30, 1998 Compared to June 30, 1997

The following table summarizes the Company's results of operations as a percentage of net sales for the three months ended June 30, 1998 and 1997.

                                         Three Months Ended
                                               June 30,
                                       1998                1997
                                ------------------  ------------------
                                           (000's omitted)
Net sales                         39,687   100.0%     33,383   100.0%
Gross profit                       9,245    23.3       8,940    26.8
Operating expenses                 5,778    14.6       6,111    18.3
Operating income                   3,467     8.7       2,829     8.5
Income before income taxes         3,932     9.9       2,925     8.8
Income taxes                       1,528     3.9       1,055     3.2
Net income                         2,404     6.1       1,870     5.6

Net sales: Net sales for the three months ended June 30, 1998 increased by $6,304,000, or 18.9%, to $39,687,000 from $33,383,000 for the three months ended
June 30, 1997. The increase was primarily due to the Company capturing additional market share, particularly in the Western and Central United States, which are serviced by the Company's newly established manufacturing facilities in Nevada and Illinois. See "Outlook."

Gross Profit: Gross profit for the three months ended June 30, 1998 increased by $305,000, or 3.4%, to $9,245,000, which represented 23.3% of net sales, from $8,940,000, which represented 26.8% of net sales, for the three months ended June 30, 1997. The primary reasons for the decrease in gross profit margin were inefficiencies associated with operations at the Company's newly established manufacturing facilities in Nevada and Illinois, consisting of higher labor costs associated with inexperienced personnel, start-up costs associated with new facilities, and other inefficiencies typical of new plants. Other factors affecting gross profit margins included ordinary variations in the timing and product mix of orders, and the Company's ongoing automation project for stock product lines.

Operating expenses: Operating expenses for the three months ended June 30, 1998 decreased by $333,000, or 5.4%, to $5,778,000, representing 14.6% of net sales, from $6,111,000, representing 18.3% of net sales, for the three months ended June 30, 1997. The primary reason for the overall decrease in operating expenses was the consolidation of administrative activities at the various subsidiaries to eliminate duplication, partially countered by expenses associated with opening new facilities, developing new products and commissions associated with increased sales.

Net income: Net income for the three months ended June 30, 1998 increased by $534,000, or 28.6%, to $2,404,000, or $0.09 per share (diluted, $0.10 basic), from $1,870,000, or $0.09 per share (diluted, $0.11 basic)) for the three months ended June 30, 1997. As a result of capital raising activities during the twelve months ended June 30, 1998, including: (i) the sale of 6,480,000 shares of common stock at $7.00 per share; (ii) the sale of 45,000 shares of common stock at $5.25 per share; (iii) the conversion of options and warrants into approximately 425,000 shares of common stock; (iv) the issuance of 110,000 shares of common stock for the purchase of the minority interests in Flanders Airpure Products, Inc. ("Airpure"); and (v) the conversion of $3,200,000 of convertible debt into approximately 620,000 shares, the Company's average basic and diluted shares outstanding increased to 25,274,000 and 27,775,000 shares outstanding, respectively, for the three months ended June 30, 1998, up from 17,189,000 and 21,152,000 shares, respectively, for the three months ended June 30, 1997.

Results of Operations for Six Months Ended June 30, 1998 Compared to June 30,
1997

The following table summarizes the Company's results of operations as a percentage of net sales for the six months ended June 30, 1998 and 1997.

                                          Six Months Ended
                                               June 30,
                                       1998                1997
                                ------------------  ------------------
                                           (000's omitted)
Net sales                         70,372   100.0%     61,250    100.0%
Gross profit                      16,794    23.9      15,944     26.0
Operating expenses                11,365    16.1      11,853     19.4
Operating income                   5,429     7.7       4,090      6.7
Income before income taxes         6,156     8.7       4,175      6.8
Income taxes                       2,392     3.4       1,510      2.5
Net income                         3,763     5.3       2,665      4.4

Net sales: Net sales for the six months ended June 30, 1998 increased by $9,122,000, or 14.9%, to $70,372,000 from $61,250,000 for the six months ended
June 30, 1997. The increase was primarily due to the Company capturing additional market share, particularly in the Western and Central United States, which are serviced by the Company's newly established manufacturing facilities in Nevada and Illinois. See "Outlook."

Gross Profit: Gross profit for the six months ended June 30, 1998 increased by $850,000, or 5.3%, to $16,794,000, which represented 23.9% of net sales, from $15,944,000, which represented 26.0% of net sales, for the six months ended June 30, 1997. The primary reasons for the decrease in gross profit margin were inefficiencies associated with operations at the Company's newly established manufacturing facilities in Nevada and Illinois, consisting of higher labor costs associated with inexperienced personnel, start-up costs associated with new facilities, and other inefficiencies typical of new plants. Other factors affecting gross profit margins included ordinary variations in the timing and product mix of orders, and the Company's ongoing automation project for stock product lines.

Operating expenses: Operating expenses for the six months ended June 30, 1998 decreased by $488,000, or 4.1%, to $11,365,000, representing 16.1% of net sales, from $11,853,000, representing 19.4% of net sales, for the six months ended June 30, 1997. The primary reason for the overall decrease in operating expenses was the consolidation of administrative activities at the various subsidiaries to eliminate duplication, partially countered by expenses associated with opening new facilities, developing new products and commissions associated with increased sales.

Net income: Net income for the six months ended June 30, 1998 increased by $1,098,000, or 41.2%, to $3,763,000, or $0.14 per share (diluted, $0.15 basic), from $2,665,000, or $0.09 per share (diluted, $0.11 basic) for the six months ended June 30, 1997.

Liquidity and Capital Resources

Working capital was $56,334,000 at June 30, 1998, compared to $55,179,000 at December 31, 1997. This includes cash, cash equivalents and other short-term investments of $21,317,000 and $35,455,000 at June 30, 1998 and December 31, 1997, respectively. Working capital does not include available amounts on the Company's revolving credit line.

Trade receivables increased $9,454,000, or 45%, to $30,250,000 at June 30, 1998 from $20,795,000 at December 31, 1997. The increase was due to the higher volume of sales during the three months ended June 30, 1998, compared to the three months ended December 31, 1997, and normal variations in the timing of shipments to customers and receipt of payments. Included in trade receivables is approximately $2.3 million which is in dispute. The dispute involves HEPA filters manufactured by the Company on behalf of a customer to conform to certain specifications. Based on independent testing performed on such filters and other relevant information, the Company believes its receivable is valid and collectible. Nevertheless, it is reasonably possible that the Company's estimate of collection could be reduced significantly in the near term.

Operating activities used $5,447,000 of cash during the three months ended June 30, 1998, compared to generating $1,340,000 of cash during the three months ended June 30, 1997, consisting primarily of earnings, less changes in receivables and inventories. Investing activities consumed $18,851,000 and $5,342,000 during the three months ended June 30, 1998 and 1997, respectively, primarily for the acquisition of Eco-Air and the purchase of land, buildings, equipment and other fixed assets. Financing activities generated $17,632,000 and $3,715,000 of cash during the three months ended June 30, 1998 and 1997, respectively, consisting primarily of long-term borrowings.

The Company has arranged a revolving line of credit facility with SunTrust Bank of Tampa, N.A. The credit agreement is for a term of two years and provides the Company with a line of credit up to a maximum principal amount of $30,000,000. Outstanding balances on the credit line bear interest at the option of the Company, at either (a) the "prime" rate of interest publicly announced by SunTrust Bank, or (b) the "LIBOR" rate as reported by the Wall Street Journal plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth; as of June 30, 1998, this rate would be 6.75%. As of June 30, 1998, the Company had used $13,000,000 of the revolving credit facility. In addition, Eco-Air, a subsidiary of the Company has a line of credit agreement with a bank which allows for advances based on 80% of eligible accounts receivable up to a maximum of $2,500,000, of which $0 was outstanding at June 30, 1998. Borrowings under this arrangement are collateralized by substantially all of Eco-Air's assets. Outstanding amounts on the line of credit bear interest at the bank's prime rate (8.5% at March 31, 1998). Eco-Air may elect to fix the rate for any or all advances under this line of credit agreement for a term of 30 to 90 days at the then current LIBOR rate (90 day LIBOR rate was 5.69% at March 31, 1998) plus 2.0%. Unless the line of credit agreement is renewed, it will expire in August 1998.

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

As of April 1, 1998, the Company entered into a Loan Agreement and issued a Note to the Johnston County Industrial Facilities and Pollution Control Financing Authority and such authority issued Industrial Development Revenue Bonds (the "Bonds") for an aggregate of $4,500,000, the proceeds of which were loaned to the Company for the construction of a 400,000 square foot manufacturing facility in Johnston County, North Carolina. The Note extends for a term of fifteen (15) years and bears interest at a variable rate determined by the remarketing agent of the Bonds on a weekly basis equal to the minimum rate necessary to sell such Bonds at their par value which, as of July 1, 1998, was 3.25% per annum.

The Company purchased property in Momence, County of Kankakee, Illinois (the "Illinois Property") for a mid- range manufacturing facility. In connection with such purchase, the Company agreed to assume all risk of environment liability for past, present or future conditions on the Illinois Property except for any liability for environmental problems related to ground water. The Illinois Property had certain environmental problems which required remediation under federal and Illinois law. The seller of the Illinois Property has worked extensively with the Illinois Environmental Protection Agency ("IEPA") with regard to the environmental matters and the Company has completed Phase I and Phase II environmental surveys with respect to the property, and it appears that the environmental matters have been resolved, except for certain monitoring procedures required by the IEPA. However, resolution of state issues has no effect on any potential federal or common law claims, and there can be no assurance that such claims will not be made.

The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Acquisition

Effective June 30, 1998, the Company acquired approximately 97% of the outstanding capital stock of Eco-Air Products, Inc. ("Eco-Air"). The purchase price was $13,000,000, plus associated expenses of approximately $250,000, plus up to $5,000,000 payable in cash or the Company's common stock (at sellers' option) if certain performance criteria are met. The purchase price was paid by the delivery of $13,000,000 in cash to the sellers. For financial statement purposes, the acquisition of Eco-Air is being accounted for as having occurred on June 30, 1998, such that the Company's balance sheet at June 30, 1998 includes the assets of Eco-Air.

Eco-Air manufactures air filters and related products for industrial, commercial and residential air conditioning and heating systems, with products ranging from high-end HEPA filters for cleanrooms through disposable residential furnace filters. Eco-Air's headquarters are located in San Diego, California. Eco-Air's locations include a total of approximately 198,000 square feet of space, and consist of (i) sales and warehousing operations in Los Angeles, California, Hayward, California, Phoenix, Arizona and Singapore; (ii) a manufacturing facility in Tijuana, Mexico; and (iii) corporate headquarters and a manufacturing plant in San Diego, California. Total manufacturing space is approximately 94,000 square feet.

In connection with the acquisition of Eco-Air, the Company recorded $10,706,670 of goodwill, which represents the excess of the purchase price plus expenses over the net market value of identified assets. The goodwill is being amortized over 40 years.

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

    Integration of Acquired Companies. Prior to their acquisition by the Company in 1996 and 1998, CSC, Air Seal, Precisionaire and Eco-Air operated under different management philosophies, management teams and marketing strategies. These companies' operations are currently being integrated into the Company's and there can be no assurance that the Company's systems, procedures and controls will be adequate to accommodate integration of these companies. Failure to successfully integrate these companies could materially adversely affect the Company's business and results of operation.

    Management of Growth. With the Company's recent acquisitions, the Company's net sales increased by approximately 83.6% from the year ended December 31, 1996 to the year ended December 31, 1997, and approximately 14.9% from the six months ended June 30, 1997 to the same period ended June 30, 1998. There can be no assurance that the Company will continue to expand at this rate, or at all. Additionally, the Company plans to continue opening new facilities and has recently opened three new facilities. If the Company continues to grow, the additional growth will place burdens on management to manage such growth while maintaining the Company's profitability. Additional growth may require the Company to recruit and train additional management personnel in the areas of corporate management, sales, accounting, marketing, research and development and operations. There can be no assurance that the Company will be able to do so. Both the Company's growth by acquisition and expansion may also significantly strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations and growth.

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

    Technological Change; New Product Introduction. For the six month period ended June 30, 1998, approximately 27% of the Company's net sales resulted from sales of high-end filtration products which are especially vulnerable to new technology development. The Company's ability to remain competitive will depend in part upon its ability to anticipate technological changes, to develop new and enhanced filtration systems and to introduce these systems at competitive prices in a timely and cost-efficient manner. There can be no assurance that the Company will successfully anticipate future technological changes or that technologies or systems developed by others will not render the Company's technology obsolete. The Company also plans to develop new products as part of its strategy to increase the size and customer base of the air filtration market. There can be no assurance that the Company will be successful in developing the new products or that any product developed will be commercially viable.

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

    Product Demand. Approximately 7% of the Company's net sales in the first half of 1998 were from high- end products sold for use in the semiconductor industry. The Company believes that new fabricated plant construction for the semiconductor manufacturing industry, which typically occurs in large phases as new manufacturing capacity is brought on line, is in a periodic slowdown. As such, the demand for the Company's laminar flow HEPA products may be less in future years than previous years.

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

    Automation. The Company has begun a program to increase its gross margins by automating portions of its production lines at FFI, Precisionaire and Airpure using technology developed at Precisionaire and FFI. Currently, approximately 50% of the Company's production lines incorporate the new automated equipment designs. The Company will continue to implement the additional automation for these production lines one at a time, to minimize down time. The Company estimates the total cost for automation of its facilities will be approximately $10,000,000, and will fund such automation from funds raised in its recent public offering.

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

    Year 2000. The Company is in the process of identifying operating and application software problems related to the "Year 2000" issue ("Y2K"), both internally and externally. The Company's internal assessment and remediation effort can be summarized in three categories: business information systems, computerized control systems for manufacturing; and other devices using embedded chips which may have a date function. The Company has completed the initial installation of hardware and software products to make its business information systems Y2K compliant, and has begun a program of extensive testing before converting data and bringing down its old systems, scheduled for January 1999. The Company has completed the replacement and testing of timing circuits and software associated with its automated production equipment to make them Y2K compliant, and believes it has identified and remediated all of the issues associated with its manufacturing equipment. The Company believes all other devices used in its plants, including those with embedded date function chips, are Y2K compliant. The Company has established a task force which continues to test and evaluate all systems for Y2K compliance. The Company is currently in the process of evaluating its primary vendors for Y2K compliance as well. The Company believes that the costs of modifications, upgrades, or replacements of software, hardware, or capital equipment which would not be incurred but for Y2K compatibility requirements have not and will not have a material impact on the Company's financial position or results of operations. However, there can be no assurance that there will not be interruption of operations or other limitations of system functionality or that the Company will not incur substantial costs to avoid such limitations. Any failure to effectively monitor, implement or improve the

    Company's operational, financial, management and technical support systems could have a material adverse effect on the Company's business and consolidated results of operations. The Company has identified and is communicating with customers, suppliers and other critical service providers to determine if entities with which the Company transacts business have an effective plan in place to address the Y2K issue, and to determine the extent of the Company's vulnerability to the failure of third parties to remediate their own Y2K issues. The Company is relying on statements from our service and goods suppliers and is not auditing suppliers' preparation plans. Risks associated with this approach are being identified and contingency plans are being developed as needed.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended June 30, 1998. From time to time, the Company is a party to various legal proceedings incidental to its business. None of these proceedings are material to the conduct of the Company's business, operations or financial condition.

Item 2.    Changes in Securities.

On April 14, 1998, the Company announced a stock repurchase program, whereby the Company may, at the option of the Board of Directors, repurchase up to 1,000,000 shares of its common stock from time to time on the open market between the date of announcement and December 31, 1998. As of June 30, 1998, the Company had repurchased 82,500 shares of its common stock under this program.

On June 3, 1998, the Company issued 110,000 shares of its common stock pursuant to an exemption from registration under Regulation D, to owners of a minority interest in Airpure, in exchange for such minority interest in Airpure. On June 30, the closing price of the Company's common stock was $4.75 per share.

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

     10.6 Stock Purchase Agreement between Flanders Corporation and the Shareholders of Air Seal Filter Housings, Inc. (previously filed with Form S-1, filed October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference).
     10.7 Stock Purchase Agreement between Flanders Corporation and the Shareholders of Eco-Air Products, Inc. dated May 7, 1998, filed with the June 30, 1998 Form 8-K, incorporated herein by reference.
     10.8 Amendment dated May 20, 1998 to Stock Purchase Agreement by and between the Registrant and the Shareholders of Eco-Air Products, Inc. dated May 7, 1998, filed with the June 30, 1998 Form 8-K, incorporated herein by reference.
     10.9 Promissory Note from Precisionaire, Inc. to SunTrust Bank, Tampa Bay, in the amount of $2,134,524 dated August 28, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and incorporated herein by reference.
     10.10 Assumption Agreement between POF Realty, Precisionaire, Inc., Polk County Industrial Development Authority and SunTrust Bank, dated August 1, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and incorporated herein by reference.
     10.11 Mortgage Deed and Security Agreement between Precisionaire, Inc. and Sun Trust Bank, Tampa Bay dated August 28, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and incorporated herein by reference.
     10.12 Credit Agreement between Flanders Corporation, SunTrust Bank, Tampa Bay and Zions First National Bank, dated November 10, 1997, filed with the December 31, 1997 Form 10-K, and incorporated herein by reference.
     10.13 Loan Agreement between Will-Kankakee Regional Development Authority and Flanders Corporation dated December 15, 1997, filed with the December 31, 1997 Form 10-K, and incorporated herein by reference.
     10.14 Letter of Credit Agreement between Flanders Corporation and SunTrust Bank, Tampa Bay, dated April 1, 1998, filed with the Form 10-Q dated March 31, 1998, and incorporated herein by reference.
     10.15 Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated April 1, 1998, filed with the Form 10-Q dated March 31, 1998, and incorporated herein by reference..
     10.16 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
     10.17  Stock Option Agreement between Elite Acquisitions, Inc., and Steven
            K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
     10.18 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Robert R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
     10.19  Stock Option Agreement between Elite Acquisitions, Inc. and Robert
            R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
     10.20  Stock Option Agreement between Elite Acquisitions, Inc., and Thomas
            T. Allan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
     10.21 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
     10.22 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.

     10.23  Amendment to Employment Agreement between Elite Acquisitions, Inc.,
            Flanders Filters, Inc., and Steven K. Clark, filed with the December
            31, 1997 Form 10-K, incorporated herein by reference.
     10.24  Amendment to Employment Agreement between Elite Acquisitions, Inc.,
            Flanders Filters, Inc., and Robert R. Amerson, filed with the
            December 31, 1997 Form 10-K, incorporated herein by reference.
     10.25  Flanders Corporation Long-Term Incentive Plan, filed with the
            December 31, 1995 Form 10-K, incorporated herein by reference.
     10.26  Flanders Corporation 1996 Director Option Plan, filed with the
            December 31, 1995 Form 10-K, incorporated herein by reference.
     10.27  Stock Option Agreement between Flanders Corporation and Steven K.
            Clark dated February 22, 1996, filed with Form S-8 on July 21,
            1997, incorporated herein by reference.
     10.28  Stock Option Agreement between Flanders Corporation and Robert R.
            Amerson dated February 22, 1996, filed with Form S-8 on July 21,
            1997, incorporated herein by reference.
     10.29  Stock Option Agreement between Flanders Corporation and Steven K.
            Clark dated June 3, 1996, filed with From S-8 on July 21, 1997, incorporated herein by reference.
     10.30  Stock Option Agreement between Flanders Corporation and Robert R.
            Amerson dated June 3, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.
     27     Financial Data Schedule.

    (b)     Reports on Form 8-K

Report on 8-K, dated June 30, 1998, Item 2 - Acquisition of Eco-Air. Item 7 - Financial statements of Eco-Air for the year ended March 31, 1998 and pro forma financial information for the year ended December 31, 1998 and the three months ended March 31, 1998.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 5th day of August, 1998.

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