Form 10-Q
period 1998-06-30
FLANDERS CORP
filed 1998-11-17
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549







                                   FORM 10-Q



            [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998
                          Commission File No. 0-27958



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


    25,163,339 shares common stock, par value $.001, as of November 6, 1998
                               (Title of Class)

                             FLANDERS CORPORATION
                                   FORM 10-Q
                    FOR QUARTER ENDED SEPTEMBER 30, 1998


PART I - FINANCIAL INFORMATION                                             Page

    Item 1 -

        Financial Statements

            Consolidated Condensed Balance Sheet for September 30,
              1998 and December 31, 1997                                     3

            Consolidated Condensed Statements of Operations for the
              three months and nine months ended September 30, 1998
              and 1997                                                       4

            Consolidated Condensed Statements of Shareholders' Equity
              for the nine months ended September 30, 1998 and the year
              ended December 31, 1997                                        5

            Consolidated Condensed Statements of Cash Flows for the
              three months and nine months ended September 30, 1998
              and 1997                                                       6

            Notes to Consolidated Condensed Financial Statements             7

    Item 2 -

        Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          9

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings                                              18

    Item 2 - Changes in Securities                                          18

    Item 3 - Defaults Upon Senior Securities                                18

    Item 4 - Submission of Matters to a Vote of Security Holders            18

    Item 5 - Other Information                                              18

    Item 6 - Exhibits and Reports on Form 8-K                               18

SIGNATURES                                                                  20

                        PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements


FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

                                                 September 30,    December 31,
ASSETS                                                1998            1997
-----------------------------------------------  --------------  --------------
                                                  (unaudited)
Current assets
  Cash and cash equivalents                       $ 16,796,758    $ 35,454,580
  Short-term investments                               294,992           -
  Receivables:
    Trade, less allowance for doubtful
      accounts of $417,059 at 9/30/98,
      $380,566 at 12/31/97                          32,045,008      20,794,675
    Other                                            1,392,961       1,336,282
    Related Party                                    3,921,868           -
  Inventories (See Note 2)                          25,767,023      16,520,154
  Deferred taxes                                     1,059,865       1,057,383
  Other current assets                               2,879,838       1,088,634
                                                 --------------  --------------
            Total current assets                    84,158,313      76,251,708
                                                 --------------  --------------
Related party receivables                                -           1,861,005
Other assets                                         1,095,102       2,842,767
Intangible assets, net                              28,441,660      17,164,629
Property and equipment, net of accumulated
  depreciation and amortization of $12,644,829
  at September 30, 1998; $9,646,832 at
  December 31, 1997                                 59,837,006      47,760,407
                                                 --------------  --------------
                                                  $173,532,081    $145,880,516
                                                 ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt            $  2,965,898    $  1,092,442
  Accounts payable                                  16,875,820      16,940,981
  Accrued expenses and other current
    liabilities                                      8,765,059       3,038,800
                                                 --------------  --------------
            Total current liabilities               28,606,777      21,072,223
                                                 --------------  --------------

Long-term debt, less current maturities             30,368,069      13,679,052
Deferred income taxes                                4,924,865       4,922,383
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 10,000,000
    shares authorized; none issued                       -               -
  Common stock, $.001 par value; 50,000,000
    shares authorized; issued and outstanding:
    25,163,339 shares at September 30, 1998;
    25,663,425 shares at December 31, 1997              25,163          25,663
  Additional paid-in capital                        89,375,122      91,969,830
  Retained earnings                                 20,232,085      14,211,365
                                                 --------------  --------------
            Total stockholders' equity             109,632,370     106,206,858
                                                 --------------  --------------
                                                  $173,532,081    $145,880,516
                                                 ==============  ==============



                See Notes to Consolidated Financial Statements


FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                       Three Months ended              Nine Months ended
                                                          September 30,                  September 30,
                                                      1998            1997            1998            1997
                                                 --------------  --------------  --------------  --------------
Net sales                                         $ 49,669,341    $ 39,232,931    $119,532,227    $100,482,968
Cost of goods sold                                  37,223,047      29,887,975      90,439,706      75,194,387
                                                 --------------  --------------  --------------  --------------
            Gross Profit                            12,446,294       9,344,956      29,092,521      25,288,581
                                                 --------------  --------------  --------------  --------------
Operating expenses                                   8,885,130       6,127,824      20,036,250      17,981,214
                                                 --------------  --------------  --------------  --------------
            Operating income                         3,561,164       3,217,132       9,056,271       7,307,367
                                                 --------------  --------------  --------------  --------------
Nonoperating income (expense):
  Other income (expense)                               345,088         441,502       1,473,449         977,364
  Interest expense                                    (285,947)       (327,571)       (686,700)       (778,264)
                                                 --------------  --------------  --------------  --------------
                                                        59,141         113,931         786,749         199,100
                                                 --------------  --------------  --------------  --------------
            Income before income taxes               3,620,305       3,331,063       9,843,020       7,506,467
Income taxes                                         1,429,815       1,205,000       3,822,300       2,715,000
                                                 --------------  --------------  --------------  --------------
            Net income                            $  2,190,490    $  2,126,063    $  6,020,720    $  4,791,467
                                                 ==============  ==============  ==============  ==============
Earnings per weighted average common
  and common equivalent share
  outstanding:
    Basic                                         $       0.09    $       0.12    $       0.24    $       0.28
                                                 ==============  ==============  ==============  ==============
    Diluted                                       $       0.08    $       0.10    $       0.22    $       0.23
                                                 ==============  ==============  ==============  ==============
Weighted average common and common
  equivalent shares outstanding:
    Basic                                           25,103,156      17,312,516      25,210,106      17,076,187
                                                 ==============  ==============  ==============  ==============
    Diluted                                         27,305,317      21,119,669      27,703,287      21,183,499
                                                 ==============  ==============  ==============  ==============


                See Notes to Consolidated Financial Statements


FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                   Additional
                                                     Common         Paid-In         Retained
                                                     Stock          Capital         Earnings
                                                 --------------  --------------  --------------
Balance, December 31, 1996                        $     15,952    $ 16,964,713    $  8,372,100
  Release of committed capital                           -           8,000,005           -
  Issuance of 8,377,000 shares of
    common stock                                         8,377      57,045,636           -
  Issuance of 722,375 shares of common stock
    upon conversion of convertible debt                    722       4,381,689           -
  Issuance of 425,000 shares of common stock
    upon exercise of options                               425       1,262,075           -
  Valuation and release from escrow of 344,691
    shares of common stock related to
    the Acquisitions                                     -           2,984,635           -
  Issuance of 187,502 shares of common stock
    related to the Acquisitions                            187       1,394,452           -
  Income tax benefit from stock options
    exercised                                            -             969,125           -
  Issuance of receivables secured by stock
    related to exercise of options                       -          (1,262,500)          -
  Payment on receivables secured by stock
    related to exercised warrants and options            -             230,000           -
  Net income                                             -               -           5,839,265
                                                 --------------  --------------  --------------
Balance, December 31, 1997                              25,663      91,969,830      14,211,365
                                                 --------------  --------------  --------------
  Payment on receivables secured by stock
    related to exercised warrants and options            -             235,700           -
  Issuance of shares related to the
    Acquisitions                                         -             105,376           -
  Issuance of shares related to the Acquisition
    of minority interest of Flanders Airpure
    Products, Inc.                                         110         522,390           -
  Repurchase of 731,350 shares under stock
    repurchase program                                    (731)     (3,284,827)          -
  Cashless exercise of options to purchase
    121,264 shares of the Company's
    common stock                                           121            (121)          -
  Costs associated with registrations of the
    Company's common stock                               -             (86,613)          -
  Net income (unaudited)                                 -               -           6,020,720
                                                 --------------  --------------  --------------
Balance, September 30, 1998                             25,163      89,461,735      20,232,085
                                                 ==============  ==============  ==============


                See Notes to Consolidated Financial Statements


FLANDERS CORPORATION AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                       Three Months ended              Nine Months ended
                                                          September 30,                  September 30,
                                                      1998            1997            1998            1997
                                                 --------------  --------------  --------------  --------------
                NET CASH PROVIDED (USED) BY
                       OPERATING ACTIVITIES       $  3,579,091    $ (1,112,099)   $ (5,688,161)   $  2,684,656

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of assets from BB&D & IP                   -               -               -            (403,000)
  Gain/loss on sale of assets                            7,767           -               7,767           -
  Acquisitions, net of cash received                     -               -         (13,027,741)          -
  Purchase of fixed assets                          (3,553,045)     (3,601,967)    (13,530,697)          -
                                                 --------------  --------------  --------------  --------------
                         NET CASH (USED) BY
                       INVESTING ACTIVITIES         (3,545,278)     (3,601,967)    (26,550,671)       (403,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Release of restricted cash from escrow                 -               -               -           8,000,005
  Payments on receivables secured by common
    stock                                                -               -             235,700           -
  Short-term investments                                  (665)            (35)       (294,992)          -
  Repurchase of common stock                        (2,869,786)          -          (3,285,558)          -
  Net change in long-term borrowings                (1,596,730)      5,055,490      17,012,473           -
  Registration costs for prior private offering        (86,613)          -             (86,613)          -
  Proceeds from issuance of common stock                 -             (41,275)          -               -
                                                 --------------  --------------  --------------  --------------
                NET CASH PROVIDED (USED) BY
                       FINANCING ACTIVITIES         (4,553,794)      5,014,180      13,581,010       8,000,005
                                                 --------------  --------------  --------------  --------------
            NET INCREASE (DECREASE) IN CASH         (4,519,981)        300,114     (18,657,822)     10,281,661
CASH AT BEGINNING OF PERIOD                         21,316,739       2,340,535      35,454,580       2,390,411
                                                 --------------  --------------  --------------  --------------
                      CASH AT END OF PERIOD       $ 16,796,758    $  2,640,649    $ 16,796,758    $ 12,672,072
                                                 ==============  ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid for income taxes                    $  1,347,261    $  1,384,350    $  1,347,261    $  3,439,350
                                                 ==============  ==============  ==============  ==============
    Cash paid for interest                        $    530,858    $    327,571    $    931,611    $    778,264
                                                 ==============  ==============  ==============  ==============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  FINANCING ACTIVITIES
    Conversion of debentures plus accumulated
      interest into common stock                  $      -        $  2,178,407    $      -        $  3,013,205
                                                 ==============  ==============  ==============  ==============
    Issuance of common stock for acquisitions     $      -        $      -        $    522,500    $      -
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

Interim financial statements: The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations, and cash flows. The results of operations and cash flows for the three months and nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

Earnings per common share: The Company has adopted FASB Statement No. 128 which requires the presentation of earnings per share by all entities that have outstanding common stock or potential common stock, such as options, warrants and convertible securities, that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations. The Company has applied Statement No. 128 for the quarter ended September 30, 1998 and, as required by the Statement, has restated all per share information for the prior periods to conform to the Statement.

Note 2.    Inventories

Inventories consist of the following at September 30, 1998 and December 31, 1997:


                                                     9/30/98        12/31/97
                                                 --------------  --------------
Finished goods                                    $ 12,859,686    $  7,456,542
Work in progress                                     1,285,268       1,924,024
Raw materials                                       11,693,069       7,201,588
                                                 --------------  --------------
                                                    25,838,023      16,582,154
Less allowance for obsolete raw materials               71,000          62,000
                                                 --------------  --------------
                                                  $ 25,767,023    $ 16,520,154
                                                 ==============  ==============

                     FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3.    Stock Options and Warrants

The following table summarizes the activity related to the Company's stock options and warrants for the nine months ended September 30, 1998 and the year ended December 31, 1997:

                                                                                         Weighted Average
                                                                 Exercise Price           Exercise Price
                                                                    per Share               per Share
                                                Stock     ----------------------------  ------------------
                                  Warrants     Options       Warrants       Options     Warrants   Options
                                  ---------  -----------  -------------  -------------  --------  --------
Outstanding at January 1, 1997      25,000    7,623,320   $        9.63  $ 1.00 - 9.50  $   9.63  $   3.43
  Granted                          612,239      100,600    5.54 - 14.73    7.13 - 7.38      9.57      7.14
  Exercised                          -          425,000         -          2.50 - 3.50      -         2.97
  Canceled or expired                -            6,000         -              7.50         -         7.50
                                  ---------  -----------
Outstanding at December 31, 1997   637,239    7,292,920    5.54 - 14.73    1.00 - 9.50      9.57      3.43
  Granted                            -          155,000         -          5.38 - 8.50      -         5.58
  Exercised                          -          150,000         -              1.00         -         1.00
  Canceled or expired                -           82,400         -          1.00 - 9.50      -         2.75
                                  ---------  -----------
Outstanding at September 30, 1998  637,239    7,215,520   $5.54 - 14.73  $ 1.00 - 9.50  $  11.00  $   3.56
                                  =========  ===========
Exercisable at September 30, 1998  237,239    7,215,520   $5.54 - 14.73  $ 1.00 - 9.50  $   9.63  $   3.37
                                  =========  ===========

The options and warrants expire at various dates ranging from February 1999 through January 2008.


Note 4.    Litigation

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended September 30, 1998. From time to time, the Company is a party to various legal proceedings incidental to its business. None of these proceedings are material to the conduct of the Company's business, operations or financial condition.

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

Results of Operations for Three Months Ended September 30, 1998 Compared to September 30, 1997

The following table summarizes the Company's results of operations as a percentage of net sales for the three months ended September 30, 1998 and 1997.


                                          Three Months Ended
                                             September 30,
                                       1998                1997
                                ------------------  ------------------
                                           (000's omitted)
Net sales                         49,669   100.0%     39,233   100.0%
Gross profit                      12,446    25.1       9,345    23.8
Operating expenses                 8,885    17.9       6,128    15.6
Operating income                   3,561     7.2       3,217     8.2
Income before income taxes         3,620     7.3       3,331     8.5
Income taxes                       1,430     2.9       1,205     3.1
Net income                         2,190     4.4       2,126     5.4


Net sales: Net sales for the three months ended September 30, 1998 increased by $10,436,000, or 26.6%, to $49,669,000 from $39,223,000 for the three months ended September 30, 1997. Reasons for the increase included the acquisition of Eco-Air, whose operations contributed approximately $6,598,000 in revenues for the quarter. Excluding the operations of Eco-Air, net sales for the quarter increased $3,838,000, or 9.8%, the majority of which represents the capture of additional market share. See "Outlook."

Gross Profit: Gross profit for the three months ended September 30, 1998 increased by $3,101,000, or 33.2%, to $12,446,000, which represented 25.1% of net sales, from $9,345,000, which represented 23.8% of net sales, for the three months ended September 30, 1997. The primary reason for the increase in gross profit margin was the acquisition of Eco-Air, whose gross profit margin has historically been higher than the Company's average margins. Excluding Eco-Air's results, the Company's gross margins would have been 23.5% of net sales, basically unchanged from the prior year quarter. Other factors affecting gross profit margins included ordinary variations in the timing and product mix of orders, and the Company's ongoing automation project for stock product lines.

Operating expenses: Operating expenses for the three months ended September 30, 1998 increased by $2,757,000, or 45%, to $8,885,000, representing 17.9% of net sales, from $6,128,000, representing 15.6% of net sales, for the three months ended September 30, 1997. This increase was primarily due to four factors, listed in decreasing order of significance: Operating expenses of Eco-Air Products, Inc., acquired on June 30, 1998, accounted for the majority of the increase; freight costs for transporting product between facilities to meet production for plants experiencing delays in equipment installation and capacity increases; product development and promotional expenses for the Company's new ARM & HAMMER pleated filters and other new products; and commission expenses attributable to increased sales volume. Other factors affecting operating expenses included the Company's ongoing consolidation of administrative activities at the various subsidiaries to eliminate duplication, plant and management restructuring at one of the Company's subsidiaries specializing in the production of high-end products, and training and other related costs associated with upgrading systems.

Net income: Net income for the three months ended September 30, 1998 increased by $64,000, or 3%, to $2,190,000, or $0.08 per share (diluted, $0.09 basic), from $2,126,000, or $0.10 per share (diluted, $0.12 basic)) for the three months ended September 30, 1997. As a result of capital raising activities during the twelve months ended September 30, 1998, including: (i) the sale of 6,480,000 shares of common stock at $7.00 per share; (ii) the sale of 45,000 shares of common stock at $5.25 per share; (iii) the conversion of options and warrants into approximately 546,000 shares of common stock; (iv) the issuance of 110,000 shares of common stock for the purchase of minority interests in Flanders Airpure Products, Inc. ("Airpure"); and (v) the conversion of $3,200,000 of convertible debt into approximately 620,000 shares, the Company's average basic and diluted shares outstanding increased to 25,103,000 and 27,305,000 shares outstanding, respectively, for the three months ended September 30, 1998, up from 17,313,000 and 21,120,000 shares, respectively, for the three months ended September 30, 1997.

Results of Operations for Nine Months Ended September 30, 1998 Compared to September 30, 1997

The following table summarizes the Company's results of operations as a percentage of net sales for the nine months ended September 30, 1998 and 1997.

                                           Nine Months Ended
                                             September 30,
                                       1998                1997
                                ------------------  ------------------
                                           (000's omitted)
Net sales                        119,532   100.0%    100,483   100.0%
Gross profit                      29,093    24.3      25,289    25.2
Operating expenses                20,036    16.8      17,981    17.9
Operating income                   9,056     7.6       7,307     7.3
Income before income taxes         9,843     8.2       7,506     7.5
Income taxes                       3,822     3.2       2,715     2.7
Net income                         6,021     5.0       4,791     4.8


Net sales: Net sales for the nine months ended September 30, 1998 increased by $19,049,000, or 19.0%, to $119,532,000 from $100,483,000 for the nine months ended September 30, 1997. Reasons for the increase included the acquisition of Eco-Air on June 30, 1998, whose operations contributed approximately $6,598,000 in revenues. Excluding the operations of Eco-Air, net sales for the nine months increased $12,451,000, or 12.4%, the majority of which represents the capture of additional market share. See "Outlook."

Gross Profit: Gross profit for the nine months ended September 30, 1998 increased by $850,000, or 5.3%, to $16,794,000, which represented 23.9% of net sales, from $15,944,000, which represented 26.0% of net sales, for the nine months ended September 30, 1997. The primary reasons for the decrease in gross profit margin were inefficiencies associated with operations at the Company's newly established manufacturing facilities in Nevada, North Carolina and Illinois, consisting of higher labor costs associated with inexperienced personnel, start-up costs associated with new facilities, and other inefficiencies typical of new plants. Other factors affecting gross profit margins included ordinary variations in the timing and product mix of orders, and the Company's ongoing automation project for stock product lines.

Operating expenses: Operating expenses for the nine months ended September 30, 1998 increased by $2,055,000, or 11.4%, to $20,036,000, representing 16.8% of net sales, from $17,981,000, representing 17.9% of net sales, for the nine months ended September 30, 1997. This increase was primarily due the addition of operating expenses of Eco-Air, acquired on June 30, 1998. Other factors affecting operating expenses included freight costs for transporting product between facilities to meet production for plants experiencing delays in equipment installation and capacity increases; product development and promotional expenses for the Company's new ARM & HAMMER pleated filters and other new products; commission expenses associated with increased sales volume, the Company's ongoing consolidation of administrative activities at the various subsidiaries to eliminate duplication, plant and management restructuring at one of the Company's subsidiaries specializing in the production of high-end products, and training and other related costs associated with upgrading systems.

Net income: Net income for the nine months ended September 30, 1998 increased by $1,230,000, or 25.7%, to $6,021,000, or $0.22 per share (diluted, $0.24 basic), from $4,791,000, or $0.23 per share (diluted, $0.28 basic) for the nine months ended September 30, 1997.

Liquidity and Capital Resources

Working capital was $55,552,000 at September 30, 1998, compared to $55,179,000 at December 31, 1997. This includes cash, cash equivalents and other short-term investments of $17,092,000 and $35,455,000 at September 30, 1998 and December 31, 1997, respectively. Working capital does not include available amounts on the Company's revolving credit line.

Trade receivables increased $11,250,000, or 54%, to $32,045,000 at September 30, 1998 from $20,795,000 at December 31, 1997. The increase was due to the higher volume of sales during the three months ended September 30, 1998, compared to the three months ended December 31, 1997, and normal variations in the timing of shipments to customers and receipt of payments. Included in trade receivables is approximately $2.3 million which is in dispute. The dispute involves HEPA filters manufactured by the Company on behalf of a customer to conform to certain specifications. Based on independent testing performed on such filters and other relevant information, the Company believes its receivable is valid and collectible. Nevertheless, it is reasonably possible that the Company's estimate of collection could be reduced significantly in the near term.

Operating activities generated $3,579,000 of cash during the three months ended September 30, 1998, compared to consuming $1,112,000 of cash during the three months ended September 30, 1997, consisting primarily of earnings, less changes in receivables and inventories. Investing activities consumed $3,545,000 and $3,602,000 during the three months ended September 30, 1998 and 1997, respectively, primarily for the purchase of land, buildings, equipment and other fixed assets. Financing activities consumed $4,554,000 of cash during the three months ended September 30, 1998, consisting primarily of the repurchase of common stock and payments on long-term debt, compared to producing $5,014,000 of cash during the three months ended September 30, 1997, which consisted primarily of additional long-term debt.

The Company has arranged a revolving line of credit facility with SunTrust Bank of Tampa, N.A. The credit agreement is for a term of two years and provides the Company with a line of credit up to a maximum principal amount of $30,000,000. Outstanding balances on the credit line bear interest at the option of the Company, at either (a) the "prime" rate of interest publicly announced by SunTrust Bank, or (b) the "LIBOR" rate as reported by the Wall Street Journal plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth. As of September 30, 1998, this rate was 5.54%. As of September 30, 1998, the Company had used $13,000,000 of the revolving credit facility. In addition, Eco-Air, a subsidiary of the Company has a line of credit agreement with a bank which allows for advances based on 80% of eligible accounts receivable up to a maximum of $2,500,000, of which $1,736,000 was outstanding at September 30, 1998. Borrowings under this arrangement are collateralized by substantially all of Eco-Air's assets. Outstanding amounts on the line of credit bear interest at a combination of LIBOR plus 1.8% and the bank's prime rate (7.23% at September 30, 1998). Eco- Air may elect to fix the rate for any or all advances under this line of credit agreement for a term of 30 to 90 days at the then current LIBOR rate plus 1.8%, and has made such an election at the 30-day LIBOR rate (5.34% at September 30, 1998).

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

Outlook: Issues and Uncertainties

This Outlook section, and other sections of this document, contains many "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, among others (i) results of operations (including expected changes in the Company's gross margin and general, administrative and selling expenses); (ii) the Company's business strategy for expanding its market share of the air filtration industry; (iii) the Company's strategy to increase the size and customer base of the air filtration market; and (iv) the Company's ability to distinguish itself from its current and future competitors.

These forward-looking statements are based largely on the Company's current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) the shortage of reliable market data regarding the air filtration market; (ii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) anticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market;
(v) product obsolescence due to the development of new technologies; and (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

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

    Management of Growth. With the Company's recent acquisitions, the Company's net sales increased by approximately 83.6% from the year ended December 31, 1996 to the year ended December 31, 1997, and approximately 19.0% from the nine months ended September 30, 1997 to the same period ended September 30, 1998. There can be no assurance that the Company will continue to expand at this rate, or at all. Additionally, the Company plans to continue opening new facilities and has recently opened three new facilities. If the Company continues to grow, the additional growth will place burdens on management to manage such growth while maintaining the Company's profitability. Additional growth may require the Company to recruit and train additional management personnel in the areas of corporate management, sales, accounting, marketing, research and development and operations. There can be no assurance that the Company will be able to do so. Both the Company's growth by acquisition and expansion may also significantly strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations and growth.

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

    Technological Change; New Product Introduction. For the nine month period ended September 30, 1998, approximately 27% of the Company's net sales resulted from sales of high-end filtration products which are especially vulnerable to new technology development. The Company's ability to remain competitive will depend in part upon its ability to anticipate technological changes, to develop new and enhanced filtration systems and to introduce these systems at competitive prices in a timely and cost-efficient manner. There can be no assurance that the Company will successfully anticipate future technological changes or that technologies or systems developed by others will not render the Company's technology obsolete. The Company also plans to develop new products as part of its strategy to increase the size and customer base of the air filtration market. There can be no assurance that the Company will be successful in developing the new products or that any product developed will be commercially viable.

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

    Declining Demand for Semiconductor Cleanrooms. The Company experienced declining demand for its laminar-flow grade HEPA filters during 1997 and through the first nine months of 1998 due to a general decline in construction of new semiconductor manufacturing facilities. Approximately 6% of the Company's net sales in the first nine months of 1998 were from high-end products sold for use in the semiconductor industry. The Company believes that new fabricated plant construction for the semiconductor manufacturing industry, which typically occurs in large phases as new manufacturing capacity is brought on line, is in a periodic slowdown. As such, the demand for the Company's laminar flow HEPA products may be less in future years than previous years.

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

    Automation. The Company has begun a program to increase its gross margins by automating portions of its production lines at FFI, Precisionaire and Airpure using technology developed at Precisionaire and FFI. Currently, approximately 70% of the Company's production lines incorporate the new automated equipment designs. The Company will continue to implement the additional automation for these production lines one at a time, to minimize down time. The Company estimates the total cost for automation of its facilities will be approximately $10,000,000, and will fund such automation from funds raised in its recent public offering.

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

Year 2000 Disclosure

The Problem

The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that store that year portion of the date as just two digits (e.g., 98 for 1998). Systems using this two-digit approach will not be able to determine whether "00" represents the year 2000 or 1900. The problem, if not corrected, will make those systems fail altogether or, even worse, allow them to generate incorrect calculations causing a disruption of normal operations.

Readiness Efforts

In 1997, the Company began a comprehensive project plan to address the Year 2000 issue as it relates to its operations. This plan was developed, approved by the Board of Directors, and implemented. The scope of the plan includes five phases:
Awareness, Evaluation, Hardware Implementation, Phased Software Implementation and Validation. A project team that consists of key members of the technology staff, representatives of functional business units and senior management was developed. Additionally, the duties of the Director of Information Technology were realigned to serve primarily as the Year 2000 project manager.

An assessment of the impact of the Year 2000 issue on the Company's computer systems has been completed. The scope of the project also includes other operational and environmental systems since they may be impacted if embedded computer chips control the functionality of those systems. From the assessment, the Company has identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations.

The Company relies on third party vendors and service providers for its data processing capabilities and to maintain its computer systems. Formal communications with these providers and other external parties were initiated in 1997 to assess the Year 2000 readiness of their products and services. Their progress in meeting their targeted schedules is being monitored for any indication that they may not be able to address the problems in time. Thus far, responses indicate that most of the significant providers currently have compliant versions available or are well into the renovation and testing phases with completion scheduled for some time in early 1999. However, the Company can give no guarantee that the systems of these service providers and vendors on which the Company's systems rely will be timely renovated.

Additionally, the Company has implemented a plan to manage the potential risk posed by the impact of the Year 2000 issue on its major customers. Formal communications have been initiated, and the assessment is scheduled to be significantly completed by January 1999.

Current Status

The project team estimates that the Company's Year 2000 readiness project is XX complete, and that the activities involved in assessing external risks and operational issues are 50% completed overall. The following table provides a summary of the current status of the five phases involved and a projected timetable for completion.

Project Phase                         % Completed          Scheduled Completion
Awareness                                  100%                   Completed
Evaluation                                 100%                   Completed
Hardware Implementation                     90%                 January 1999
Phased Software Implementation              60%                  April 1999
Validation                                  10%                  August 1999
-------------------------------------------------------------------------------
Overall                                     72%

Costs

The Company has thus far primarily used and expects to continue to primarily use internal financial resources to implement its readiness plan and to upgrade or replace and test systems affected by the Year 2000 issue. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. In total, the Company estimates that its costs, excluding personnel expenses, for Year 2000 remediation and testing of its computer systems will amount to less than $275,000 over the three-year period from 1997 through 1999. Not included in this estimate is the cost to replace fully depreciated systems during this period, which occurs in the normal course of business and is not directly attributable to the Year 2000 issue.

The costs and the timetables in which the Company plans to complete the Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party readiness plans and other factors. The Company can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

Risk Assessment

Based upon current information related to the progress of its major vendors and service providers, management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems. This determination is based on the ability of those vendors and service providers to renovate, in a timely manner, the products and services on which the Company's systems rely. However, the Company can give no guarantee that the systems of these suppliers will be timely renovated.

Contingency Plan

Realizing that some disruption may occur despite its best efforts, the Company is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, the Company expects to have its plan substantially documented by March 1999.

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.

    There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended September 30, 1998. From time to time, the Company is a party to various legal proceedings incidental to its business. None of these proceedings are material to the conduct of the Company's business, operations or financial condition.

Item 2.    Changes in Securities.

    During the three months ended September 30, 1998, the Company issued 121,264 shares of its common stock pursuant to the exercise of stock options.

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

     10.8 Amendment dated May 20, 1998 to Stock Purchase Agreement by and between the Registrant and the Shareholders of Eco-Air Products, Inc. dated May 7, 1998, filed with the June 30, 1998 Form 8-K, incorporated herein by reference.
     10.9 Promissory Note from Precisionaire, Inc. to SunTrust Bank, Tampa Bay, in the amount of $2,134,524 dated August 28, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and incorporated herein by reference.
     10.10 Assumption Agreement between POF Realty, Precisionaire, Inc., Polk County Industrial Development Authority and SunTrust Bank, dated August 1, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and incorporated herein by reference.
     10.11  Mortgage Deed and Security Agreement between Precisionaire, Inc.
            and Sun Trust Bank, Tampa Bay dated August 28, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and incorporated herein by reference.
     10.12 Credit Agreement between Flanders Corporation, SunTrust Bank, Tampa Bay and Zions First National Bank, dated November 10, 1997, filed with the December 31, 1997 Form 10-K, and incorporated herein by reference.
     10.13 Loan Agreement between Will-Kankakee Regional Development Authority and Flanders Corporation dated December 15, 1997, filed with the December 31, 1997 Form 10-K, and incorporated herein by reference.
     10.14  Letter of Credit Agreement between Flanders Corporation and
            SunTrust Bank, Tampa Bay, dated April 1, 1998, filed with the Form 10-Q dated March 31, 1998, and incorporated herein by reference.
     10.15 Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated April 1, 1998, filed with the Form 10-Q dated March 31, 1998, and incorporated herein by reference..
     10.16 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the December 31,
            1995 Form 10-K, incorporated herein by reference.
     10.17  Stock Option Agreement between Elite Acquisitions, Inc., and Steven
            K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
     10.18 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Robert R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
     10.19  Stock Option Agreement between Elite Acquisitions, Inc. and Robert
            R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
     10.20 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
     10.21 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.
     10.22 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the December 31, 1997 Form 10-K, incorporated herein by reference.
     10.23 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with the December 31, 1997 Form 10-K, incorporated herein by reference.
     10.24 Flanders Corporation Long-Term Incentive Plan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.
     10.25 Flanders Corporation 1996 Director Option Plan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

     10.26  Stock Option Agreement between Flanders Corporation and Steven K.
            Clark dated February 22, 1996, filed with Form S-8 on July 21,
            1997, incorporated herein by reference.
     10.27  Stock Option Agreement between Flanders Corporation and Robert R.
            Amerson dated February 22, 1996, filed with Form S-8 on July 21,
            1997, incorporated herein by reference.
     10.28  Stock Option Agreement between Flanders Corporation and Steven K.
            Clark dated June 3, 1996, filed with From S-8 on July 21, 1997, incorporated herein by reference.
     10.29  Stock Option Agreement between Flanders Corporation and Robert R.
            Amerson dated June 3, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.
     27     Financial Data Schedule.

    (b)    Reports on Form 8-K - None.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 13th day of November, 1998.

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