Form 10-K
period 1998-12-31
FLANDERS CORP
filed 1999-04-08
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934 For the fiscal year ended December 31, 1998
                                       or

[ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ________ to ____________

                         Commission File Number 0-27958

                              FLANDERS CORPORATION
             (Exact name of registrant as specified in its charter)


         North Carolina                                       13-3368271
(State or other jurisdiction of                        (IRS Employer ID Number)
  incorporation or organization)


                2399 26th Avenue North, St. Petersburg, FL 33734
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:  (727) 822-4411

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                     Common Stock, $.001 per share par value

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of March 29, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $40,107,059.

    As of March 29, 1999, the number of shares outstanding of the registrant's common stock was 25,624,339 shares.

                              FLANDERS CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS


PART I

   Item 1.   Business.........................................................3
   Item 2.   Properties......................................................13
   Item 3.   Legal Proceedings...............................................13
   Item 4.   Submission of Matters to a Vote of Security Holders.............14

PART II

   Item 5.   Market for Registrant's Common Equity and Related
             Stockholder Matters.............................................15
   Item 6.   Selected Consolidated Financial Data............................16
   Item 7.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................17
   Item 7A.  Quantitative and Qualitative Disclosures About
             Market Risk.....................................................25
   Item 8.   Financial Statements and Supplementary Data.....................25
   Item 9.   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................25

PART III

   Item 10.  Directors and Executive Officers of the Registrant..............26
   Item 11.  Executive Compensation..........................................27
   Item 12.  Security Ownership of Certain Beneficial Owners
             and Management..................................................29
   Item 13.  Certain Relationships and Related Transactions..................31

PART IV

   Item 14.  Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.............................................32

   Signatures................................................................35

FINANCIAL STATEMENTS

   Independent Auditor's Report.............................................F-2
   Consolidated Balance Sheets..............................................F-3
   Consolidated Statements of Income........................................F-4
   Consolidated Statements of Stockholders' Equity..........................F-5
   Consolidated Statements of Cash Flows....................................F-6
   Notes to Consolidated Financial Statements...............................F-9
   Financial Statement Schedules...........................................F-27

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

Although the Company historically has specialized in HEPA and mid-range filters through its subsidiary, Flanders Filters, Inc. ("FFI"), the Company has positioned itself to offer to its customers a full range of air filtration products. In 1996, the Company diversified its product line by implementing a strategy of growth by acquisition through the purchase of three other companies:
Charcoal Service Corporation, now known as Flanders/CSC Corporation ("CSC"), which specializes in charcoal filtration systems for the removal of gaseous contaminants; Air Seal Filter Housings, Inc. ("Air Seal"), which specializes in filter housings and customized industrial HVAC equipment, and Precisionaire, Inc. ("Precisionaire"), which specializes in the manufacture and sale of filter products ranging from mid-range through standard-grade filters. The Company continued its growth through acquisition in 1998 by purchasing Eco-Air Products, Inc. ("Eco-Air"), a West Coast regional supplier of air filtration products (hereinafter, the purchases of the four companies shall be referred to as the "Acquisitions"). As a result of the Company's diversified product line, the Company expects to benefit from growth in all air filtration markets.

GENERAL DEVELOPMENT OF BUSINESS

The Company was incorporated on July 2, 1986 in the State of Nevada. The Company is currently domiciled in North Carolina. Effective May 1996, the Company acquired all of the outstanding stock of CSC, a charcoal filter manufacturer based in North Carolina specializing in activated charcoal filters and containment environments. In June 1996, the Company acquired all of the outstanding stock of Air Seal, a mid-range custom filter housing manufacturer based in Stafford, Texas. Also in June 1996, the Company formed a wholly owned subsidiary in Singapore, Flanders International Pte., Ltd. ("FIL"), to market and eventually manufacture the Company's products in the Pacific Rim. In September 1996, the Company acquired all of the outstanding stock of Precisionaire, a manufacturer of air filter products for commercial and residential HVAC systems, headquartered in St. Petersburg, Florida.

In February 1997, the Company organized Airseal West, Inc. ("Airseal West"), an 80% owned subsidiary of Flanders. In March 1997, the Company acquired, through Airseal West, the majority of the assets of Intermountain Paint and Sub-Assembly, Inc. and BB&D Manufacturing, Inc. (collectively "BB&D"). Airseal West manufactures specialty and standard housings for air filtration and HVAC systems, as well as integrated custom industrial-grade HVAC systems and other specialty products for sale and distribution in the western United States. In

December 1997, the Company acquired GFI, Inc. ("GFI"). GFI manufactures glass-based filter media and specialty filters.

Effective June 30, 1998, pursuant to a stock purchase agreement, the Company acquired substantially all the outstanding stock of Eco-Air. The purchase price, including expenses, was approximately $15,677,419, plus up to $5,000,000 payable in cash or the Company's common stock (at sellers' option) if certain performance criteria are met. If Eco-Air achieves certain performance criteria, Flanders will issue common stock or record a liability for the cash payment over a five year period and Flanders will add the amount to goodwill associated with the purchase transaction and amortize it over the remaining amortization period of the goodwill asset. The acquisition of Eco-Air was funded by utilizing a revolving credit facility which provides a line of credit up to a maximum principal amount of $30,000,000. The effective date of the acquisition for financial statement purposes was June 30, 1998, and the Company's financial statements include the operating activities and assets of Eco-Air from that date. As of December 31, 1998, Flanders has not recorded a liability or issued shares to the Eco-Air sellers as a result of Eco-Air achieving the performance criteria.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This annual report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in
Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act, including, among others, those statements preceded by, following or including the words "believes," "expects," "anticipates" or similar expressions.

These forward-looking statements are based largely on the current expectations of management and are subject to a number of risks and uncertainties. The Company's actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this annual report, important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

INDUSTRY BACKGROUND

Frost & Sullivan, a leading industry analyst, estimated that the total domestic industrial air filtration market would be approximately $1.02 billion in 1997 and $1.05 billion in 1998. Additionally, management believes the domestic market for retail and wholesale off-the-shelf air filters and related products used in residential and commercial HVAC applications exceeded $500 million in 1998. The forces driving the air filtration market have evolved over the past decade from concerns related to the preservation of machinery and equipment to industry goals of maintaining productivity and present day concerns and governmental requirements related to employee health. Because of these requirements, air filtration products are essential to many industries, including those associated with semiconductor manufacturing, commercial and residential HVAC systems, ultra-pure materials manufacturing, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. Increasingly, companies are devoting resources to air filtration products to enhance efficiency and productivity.

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

    Indoor Air Quality and Health. The Company believes there is an increase in public concern regarding the effects of indoor air quality ("IAQ") on employee productivity and health, as well as an increase in interest in standards for detecting and solving IAQ problems. For example, ASHRAE has recently established certain minimum standards for ventilation and indoor air quality for commercial and industrial settings. During 1998, the Company developed two new lines of products which offer off-the-shelf methods of dealing with two different aspects of the indoor air quality problem. The two new lines are: (1) Arm & Hammer Pleated Filters - a retail product designed to reduce airborne odors in residences which works in place of a standard spun-glass furnace or air conditioner filter; and (2) Environmental Tobacco Smoke systems - a specialty product to be sold through HVAC distributors which offers an off-the-shelf solution for the control of second-hand smoke in restaurants, taverns and commercial areas by incorporating HEPA filters with proprietary bonded carbon filter technology to cleanse impurities such as second-hand smoke, allergens and particles which provoke asthma, hay fever and similar health conditions.

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

    Increase Market Share

    Strategic Acquisitions. The Company intends to continue to increase its market share through strategic acquisitions of synergistic businesses. The Company seeks to identify potential acquisition targets with (i) dominant positions in local or regional markets, (ii) a stable customer base distinct from the

    Company's existing customers, (iii) financial stability, (iv) an ability to add new product lines to the Company's business, and (v) significant asset value to enable the Company to obtain debt financing or non-dilutive equity financing for the acquisition. The Company is continuously evaluating acquisition opportunities in light of the above criteria. The Company focuses on those acquisition targets which complement the Company's existing technology, increase market share, or broaden distribution channels. The Company also seeks acquisition targets which provide vertical integration opportunities. At the present time, the Company has no binding agreements with respect to future acquisitions.

    Increase Sales to Existing and New Customers. The Company sells its products through a direct sales force and manufacturers' representatives. Historically, manufacturers' representatives have only sold certain of the Company's products. With the recent expansion of the Company's product lines through acquisition, these representatives can now purchase from the Company a full line of air filtration products instead of buying a mix of air filtration products from a range of manufacturers, and thereby use the Company as a "one stop" purchasing source.

    Use Facilities Located Throughout the United States to Increase Market Share. The Company has recently established facilities in Illinois and North Carolina which will manufacture mid-range and standard-grade filters and equipment. The Company believes this ability to regionalize production and distribution will improve its business in several ways: (i) Decrease cost of sales by reducing the average distance between the Company's plants and its customers, and hence decrease the cost of outbound freight; (ii) increase responsiveness by decreasing the average time required to ship products to customers; and (iii) increase the Company's share of national accounts' total business by having manufacturing facilities in closer proximity to customers' regional distribution centers.

    Continued Emphasis on Quality and Performance. The Company's continued emphasis on product quality has allowed it to capture market share serving several industries in recent years.

    Expand Market with New Products

    The Company is developing new products for emerging markets by applying technology developed for high-technology niche markets to more generally useful applications. During 1998, the Company developed three product lines which use these types of technology in a broader market application. The Company may also work on similar projects as opportunities present themselves. The following new products are at the center of the Company's efforts to expand its market.

    Arm & Hammer Pleated Filters. The Company's Arm & Hammer Pleated Filters, developed in cooperation with Church & Dwight, the manufacturer of Arm & Hammer Baking Soda and related products, use a proprietary filter media impregnated with baking soda to enhance the performance of the Company's retail pleated filter lines. The Company believes the proper introduction of these filters will expand its market by increasing the frequency with which its filters are replaced. The Company believes that replacement periods on these filters will more closely approach the recommended three-month period, as the efficacy of the odor-absorbing media decreases over time, and thus the performance difference between a new and an older filter is more obvious.

    Environmental Tobacco Smoke Systems. The Company has developed a new line of off-the-shelf products designed to remove environmental tobacco smoke and other contaminants from restaurants, taverns and commercial buildings. The units, which will be marketed through HVAC specialty contractors and distributors, will also serve as a high-profile lead-in product line used to secure additional sales and distribution channels for the Company's other mid-range products. These units are designed to be used in conjunction with standard environmental control systems which typically do not address airborne contaminants. These units will also generate after-market business, as their proprietary filter elements must be replaced periodically to maintain effectiveness.

    Retrofit Air Handlers. Many commercial and industrial buildings have outdated HVAC equipment which is inefficient or does not provide adequate levels of ventilation necessary to meet the new standards for indoor air quality. Many of these HVAC systems were placed in difficult to reach areas which make adding capacity or replacing older units with higher-efficiency units a complex undertaking. The Company has developed a line of prefabricated industrial and commercial air handlers which may be moved through a man-sized door, and readily assembled in place. The Company believes this product will effectively expand the market for custom HVAC systems by significantly lowering the cost barriers associated with renovating existing environmental control systems.

    Synthesized Manufacturing Environments. The Company is marketing its Absolution Isolation Barriers, in combination with gas-phase filtration technologies, to industries which require specialized environments, typically involving oxygen-free or noble gas atmospheres. Several industries are already using or are moving toward using these types of specialized environments for their new products and processes. For example, the semiconductor industry is considering using noble gas environments for processes to eliminate microscopic flaws caused by oxidation and other chemical reactions with ambient air during microcircuit production. The use of these units in semiconductor or other manufacturing environments would significantly expand the Company's involvement in new fab construction, from supplying the filters to supplying specialized enclosures and integrated filter elements, with much higher associated revenues per project.

    Increase Operating Efficiency

    Automation. In an effort to increase gross margins, the Company commenced, in 1997, a program to automate portions of its production lines at FFI and Precisionaire using technology developed and produced internally. Currently, this process is substantially complete for its standard-grade spun-glass filters, the Company's largest volume product line. The Company estimates that it has expended approximately 90% of the amount required to complete its automation program.

    Centralize Overhead Functions. The Company is implementing plans to centralize and eliminate duplication of efforts between its subsidiaries in the following areas: purchasing, production planning, shipping coordination, marketing, accounting, personnel management, risk management and benefit plan administration. During the fourth quarter of 1998, the Company combined its Airpure facility in Selma, North Carolina, into its facility in nearby Smithfield, North Carolina, which decreased costs associated with plant administration, production planning, shipping coordinating and personnel management.

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

Each of the Company's subsidiaries has historically used manufacturers' representatives for their respective product lines. Each representative typically represents a group of end users with similar filtration needs, in a relatively small geographical region. For example, FFI typically has at least one "exclusive" representative with respect to its HEPA products in each major urban center in the United States, whose customers are the high-technology firms who use FFI's products, or the specialty HVAC contractors who serve these end users. These representatives have historically also sold mid-range ASHRAE filters, standard-grade filters and related products and housings from other manufacturers to complete their product offerings. Now that the Company offers all of these products, management believes that many of these representatives will elect to offer the Company's line of products exclusively, and discontinue offering competitors' products; however, the Company currently has no such exclusive agreements.

The Company is also establishing direct sales offices in areas where it does not currently have strong distributors and manufacturers' representatives.

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

    Product Promotion and Innovation. The Company plans to introduce the public to new applications it is developing for filtration products. Representatives will be able to take advantage of the additional name recognition and public knowledge associated with the marketing of the new products; the Company believes their representatives will see this as a competitive advantage to selling the Company's products.

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

    Laminar Flow Grade Filters. The Company manufactures an extensive line of high-performance air filters designed to meet the additional requirements of cleanrooms. Efficiencies for various laminar flow filter types range from 99.99% to 99.999997% for particle removal. The performance of these product lines forms the basis for the Company's reputation among high-end users. The Company produces its own glass-based filter media so that it can maintain quality control over the production of the media. Besides allowing more immediate and effective product quality control, the Company has developed unique processes which enable them to manufacture "completely separatorless" filters, while competing filters use aluminum, tape, glue or strings to separate adjacent pleats of the media which obstruct air flow and contribute to off-gassing and particle generation. Laminar flow grade filters are essential for the production of semiconductors, pharmaceuticals and many other high-technology products.

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

    ASHRAE-RATED MID-RANGE PRODUCTS

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

    The Company's mid-range industrial grade products include Pureform Separatorless Filters, Separator-Type filters with corrugated aluminum separators, electrostatic precipitators, high-temperature HEPA filters, and 95% dioctylphthalate ("DOP") high-efficiency filters in a variety of styles, including nipple-connected, square gasketed with gel-seal and round with or without faceguards. Other major ASHRAE-rated products include Precision PakTM extended surface area "bag" type filters, Rigi-Pleat deep-pleated filters, Multi-Fold Collapsible medium and high-efficiency air filter cartridges, and Multi-Cap and Multi-Flo collapsible air filter cartridges for replacement of competitors' filters.

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

    The Company's standard-grade filters are sold under more than 20 different brand names, including Arm & Hammer Pleated Filters, NaturalAire, Precisionaire Industrial Grade, Tri-Bond, EZ FLOW(R), Dustgard, Kwik Kut, SMILIE(R), Permaire, Kwik Kleen, Pre-Foam Kleen, Kwik Kleen Synthetic, Pre-Pleat and Micro-Particle Pleated Home Air Filters.

    Other Products and Services

    In addition to filters, the Company also sells related products, including environmental tobacco smoke systems, filter housings, lay-in grid cleanroom ceilings, custom air handlers and blowers, isolation dampers, adhesives, caulk, filter media and sealants. The Company also has a limited number of service clients, where the Company will replace or recharge media and perform related maintenance services.

    The Company has recently adapted testing procedures and equipment developed for the semiconductor industry, along with newly developed bonded carbon filtration technology, to offer customized IAQ diagnosis, remediation, control and monitoring for commercial and public buildings.

MANUFACTURING

The Company manufactures its air filters, housings, Absolute Isolation Barriers and related equipment at several facilities in the United States, which range in size from 18,000 square feet to approximately 400,000 square feet. Precisionaire has seven separate manufacturing facilities located in Bartow, Florida, Terrell, Texas, Salt Lake City, Utah, Henderson, Nevada, Momence, Illinois, Smithfield, North Carolina and Auburn, Pennsylvania, which produce ASHRAE-rated medium efficiency filters and standard-grade filters. FFI's facility in Washington, North Carolina, produces high-end HEPA products. Management believes that FFI's ability to manufacture its own HEPA filter media provides it with a significant competitive advantage, allowing more direct control over quality and composition than is generally available with outside suppliers. CSC's facility, located in Bath, North Carolina, manufactures HEGA filters, high-end containment environments, housings, custom filter assemblies and other custom filtration products and systems which require extensive custom design, production and lot tracking. For example, CSC's products are used in the production and containment of potentially dangerous biologically engineered microorganisms. Air Seal's facility, located in Stafford, Texas, produces mid-range custom filter housings. Airseal West's facility, located in Salt Lake City, Utah, manufactures custom filter housings, mini-pleat filters, and other miscellaneous products. Eco-Air's facilities in San Diego, California, and Tijuana, Mexico, manufacture air filtration products ranging from standard-grade disposable filters through industrial HEPA filters. In addition, the Company designs, manufactures and assembles the majority of its own automation production equipment.

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

SOURCE AND AVAILABILITY OF RAW MATERIALS

The Company's principal raw materials are cardboard, fiberglass fibers, extruded glass, sheet metal, extruded aluminum, adhesives, resins and wood. These raw materials are readily available in sufficient quantities from many suppliers.

COMPETITION

The air-filtration market is fragmented and highly competitive. There are many companies which compete in the Company's market areas. The Company believes that the principal competitive factors in the air filtration business include product performance, price, product knowledge, reputation, customized design, timely delivery and product maintenance. The Company believes it competes favorably in all of these categories. The Company's competitors include successful companies with resources, assets, financial strength and market share which may be greater than the Company's. Major competitors include American Air Filter International, Farr Company, HEPA Corporation, Purolator Products Air Filtration Company, Donaldson Company, Inc. and Clark Corporation.

PATENTS, TRADEMARKS AND LICENSES

The Company currently holds 17 patents relating to filtration technology, including patents relating to HEPA filters and fabrication methods, filter leak testing methods and laminar flow cleanrooms. The Company has patents pending for one of the components related to its Absolute Isolation Barriers, and the impregnation method used in the manufacture of its Arm & Hammer Pleated Filters.

The Company has obtained and owns the following federal trademark registrations:
PRECISIONAIRE(R), EZ FLOW(R), SMILIE(R), AIRVELOPE(R), CHANNEL-CEIL(R), CHANNEL-HOOD(R), PUREFORM(R), ECONO-CELL(R), GAS-PAK(R), PUREFRAME(R), DIMPLE PLEAT(R), BLU-JEL(R), VLSI(R), CHANNEL-SEAL-ADAPTER(R), SUPERFLOW(R), FLANDERS(R), CHANNEL-WALL(R), SUPERSEAL(R), AIRPURE(R) and PURESEAL(R). The Company also has applied for federal trademark protection for the following marks: FLANDERS ABSOLUTE ISOLATIONTM, FLANDERS/CSCTM, TECH-SORBTM and FUTUREFLOTM. Although management believes that the patents and trademarks associated with the Company's various product lines and subsidiaries are valuable to the Company, it does not consider any of them to be essential to its business.

The Company currently licenses some of its manufacturing products to specialty HVAC and ASHRAE filter manufacturers who produce products under their own name and with their own identifying labels.

CUSTOMERS

The Company is not dependent upon any single customer. One customer, Wal-Mart Stores, Inc., accounted for 10% and 11% of net sales during the years ended December 31, 1998 and 1997, respectively. Home Depot, Inc., accounted for 10% and 8% of net sales during the years ended December 31, 1998 and 1997, respectively. No other single customer accounted for net sales equal to or greater than 10% of the total net sales of the Company. The Company's other significant customers include Abbott Laboratories, Motorola, Inc., Merck & Co., Inc., Upjohn Co., Westinghouse Electric Corp., and several large computer chip manufacturers.

BACKLOG

The Company had approximately $11,084,000 in firm backlog on December 31, 1998, compared to $12,941,000 at December 31, 1997. Firm backlog includes orders received and not begun and the unfinished and unbilled portion of contracts in progress. Orders are typically not cancelable without penalty, except for certain stable filter supply contracts to nuclear facilities operated by the United States government. Backlog varies from week to week, based on the timing and mix of orders received. All backlog at December 31, 1998, is expected to be shipped by the end of the second quarter of 1999.

EMPLOYEES

The Company employed 2,152 full-time employees on December 31, 1998; 1,861 in manufacturing, 33 in development and technical staff, 62 in sales and marketing, and the remaining 196 in support staff and administration. The Company believes that its relationship with its employees is satisfactory. Manufacturers' representatives are not employees of the Company.

RESEARCH AND DEVELOPMENT

The Company's research and development is focused in the following areas:

    Automated equipment design, to increase the efficiency and profitability of production lines used for mass production of off-the-shelf filters.

    Alternative filtration media types, including evaluation of new synthetic media products, which might either increase efficiency or decrease media costs; the Company's Arm & Hammer Pleated Filters are an application of this type of research.

    Improved media production techniques, particularly at Precisionaire's spun fiberglass production facility in Salt Lake City, Utah, and FFI's HEPA paper mill in Washington, North Carolina; during the past ten years, the Company has increased the efficiency of its filters through advances in media formulation and production techniques from 99.97% to 99.999997%.

    Application development, where new methods and products are developed from existing technologies.

Research and development costs for fiscal years 1998, 1997 and 1996 were approximately $2,250,000, $373,000 and $460,000, respectively. Research and development costs were expensed and included in general and administration expenses during the period incurred. The large increase in research and development expense between 1998 and 1997 was primarily due to the development of three product lines: Arm & Hammer Pleated Filters, Environmental Tobacco Smoke Systems, and Retrofit Air Handlers.

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

SEASONALITY

Historically, the Company's business has been seasonal, with a substantial percentage of its sales occurring during the second and third quarters of each year. In addition, demand for the Company's standard-grade products appears to be highly influenced by the weather, with higher sales generally associated with extremes of either hot or cold weather, and lower sales generally associated with temperate weather. Because of these seasonal and weather-related demand fluctuations, quarter-to-quarter performance may not be a good predictor of future results.

EXPORT SALES

The Company sells some products for end users outside of the United States through domestic specialty cleanroom contractors. These sales are accounted for as domestic sales. The Company also sells products through foreign distributors, primarily in Europe, and through FIL, which sells to customers in the Far East. Sales through foreign distributors and FIL amounted to less than 5% of net sales for each of the last three fiscal years. Assets held outside the United States are negligible.

Item 2.       Properties


The following table lists the principal facilities owned or leased by the Company. The Company believes that these properties are adequate for its current operational needs, but may at some point relocate, reorganize or consolidate various facilities for reasons of operating efficiencies, or may open new plants to take advantage of perceived new economic opportunities.

                                                      Approximate
                                                         Floor      Monthly
Principal Facility           Location               Space (sq.ft.)  Expense   Lease/Type
------------------           --------------------   --------------  -------   ----------
Manufacturing, service and   Bath, North Carolina     44,282           N/A     Owned
office facility

Manufacturing plant          Bartow, Florida         175,000         $29,121   Owned1

R&D & Warehouse              Lakeland, Florida        40,000         $ 6,559   Lease

Manufacturing plant          Terrell, Texas          146,256         $29,858   Owned1

Manufacturing plant          Auburn, Pennsylvania     91,000         $ 7,097   Owned1

Office space and             St. Petersburg,          18,000           N/A     Owned
headquarters                 Florida

Warehouse                    South Holland,           33,226         $ 8,307   Lease
Illinois

Manufacturing plant          Henderson, Nevada       100,000         $26,000   Lease

Manufacturing plant          Momence, Illinois       210,000         $44,062   Owned1,2

Sales office and warehouse   Singapore                10,000         $ 3,350   Lease

Manufacturing and office     Stafford, Texas          18,000           N/A     Owned
facility

Manufacturing plant          Salt Lake City, Utah     60,000         $14,400   Lease

Manufacturing plant          Salt Lake City, Utah     70,805         $21,963   Lease

Manufacturing plant          Smithfield, North       399,090          N/A3     Owned
Carolina

Plant and office facility    San Diego, California    96,660         $36,435   Lease

Manufacturing plant          Tijuana, Mexico          49,000         $14,420   Lease

1   This property is encumbered by a mortgage.

2 This mortgage is paid quarterly rather than monthly; the quarterly payments are $132,187.

3 This property is used as security for an Industrial Revenue Bond with face value of $4,500,000. Monthly payments are for interest only on the bond, and vary from month to month based on the interest rate during the period. At December 31, 1998, the interest rate on the bond was 4.1%.


Item 3.       Legal Proceedings


The Company is involved in a dispute with a customer involving a trade account receivable of approximately $2.6 million, filed as Case No. CV 98-19817 on October 10, 1998 in the Superior Court of the State of Arizona in and for the County of Maricopa, Intel Corporation v. Flanders Filters, Inc. The customer contends that certain filters manufactured by the Company did not conform to specifications, and has asked for unspecified relief and damages. The Company has filed a counter-claim asking for the amount of its receivable and unspecified relief and damages. Independent testing and other information available to management indicate the filters did conform to specifications; therefore, management believes that the receivable is fully collectible. However, it is reasonably possible the estimate of collection may change in the near term.

The Company is currently being monitored by the United States Environmental Protection Agency ("EPA") for possible environmental contamination at one of its facilities. The Company is in the process of completing negotiations with the EPA to resolve issues related to monthly monitoring of groundwater. The Company estimates the monitoring will last from 3-5 years, and believes the total cost for such monitoring will not exceed $45,000. The Company has received a limited indemnification from Thomas T. Allan, a former officer and director of the Company, and Robert R. Amerson and Steven K. Clark, both directors, officers and shareholders of the Company, of approximately $975,000 with respect to the claims of the EPA; however, there can be no assurance that the amount of this indemnification will be sufficient to cover the aggregate of liabilities asserted by the EPA.

In 1997, the Company purchased property in Momence, County of Kankakee, Illinois (the "Illinois Property") for a new air filter manufacturing facility. In connection with such purchase, the Company agreed to assume all risk of environment liability for past, present or future conditions on the Illinois Property except for any liability for environmental problems related to ground water. The Illinois Property had certain environmental problems which required remediation under federal and Illinois law. The seller of the Illinois Property has worked extensively with the Illinois Environmental Protection Agency ("IEPA") with regard to the environmental matters and the Company has completed Phase I and Phase II environmental surveys with respect to the property, and it appears that the environmental matters have been resolved, except for certain monitoring procedures required by the IEPA. However, resolution of state issues has no effect on any potential federal or common law claims, and there can be no assurance that such claims will not be made.

Additionally, from time to time, the Company is also a party to various legal proceedings incidental to its business. None of these proceedings are material to the conduct of the Company's business, operations or financial condition.


Item 4.       Submission of Matters to a Vote of Security Holders


The Company held its annual meeting of shareholders on December 10, 1998. During the meeting, holders of 16,444,117 shares, out of 25,163,339 shares outstanding on the record date, attended either in person or by proxy. Holders of 12,169,449 shares voted to elect as members of the Board of Directors of the Company Robert
R. Amerson and William H. Clark, with no votes against, and holders of 4,274,668 shares abstaining.

Holders of 11,631,753 shares voted to elect as members of the Board of Directors Steven K. Clark and William C. Gibbs, with no votes against, and holders of 4,812,364 abstaining.

Holders of 16,274,519 shares voted to ratify the firm of McGladrey & Pullen, LLP as the Company's independent auditors for the fiscal year ended December 31, 1998, with holders of 27,100 shares voting against the ratification, and holders of 142,498 shares abstaining.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters



Price Range of Common Stock

The Company's common stock is listed on the Nasdaq National Market System under the symbol "FLDR." The following table sets forth, for the periods indicated, the high and low closing prices of the Company's common stock as reported by the Nasdaq National Market System. Such quotations do not include retail mark-ups, mark-downs, or other fees or commissions.

                                                               High       Low
                                                             --------  --------
Fiscal 1998
Fourth Quarter ended December 31, 1998                        4 3/16   2 15/16
Third Quarter ended September 30, 1998                        5 1/2    3 1/2
Second Quarter ended June 30, 1998                            6        4 1/2
First Quarter ended March 31, 1998                            8 1/2    5 9/16

Fiscal 1997
Fourth Quarter ended December 31, 1997                        9 1/4    6 15/16
Third Quarter ended September 30, 1997                        8 1/4    6 3/4
Second Quarter ended June 30, 1997                            9 7/8    5 7/8
First Quarter ended March 31, 1997                           12        9 3/8


Approximate Number of Equity Securityholders

On March 29, 1999, the closing price for the Company's common stock was $2.75 per share. As of March 29, 1999, there were approximately 300 holders of record of the Company's common stock. The Company estimates there are in excess of 600 beneficial owners of the Company's common stock.

Dividends

The Company has not declared or paid cash dividends on its common stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying cash dividends in the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, financial position, capital requirements and such other factors as the Board of Directors deems relevant. Under the terms of its revolving credit line with SunTrust Bank, N.A. and Zions First National Bank, N.A. (together referred to hereinafter as "SunTrust"), the Company cannot pay dividends without the prior written consent of SunTrust. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements - Note 6."

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

Selected Historical Operations Data  (In thousands, except per share data)

                           Fiscal Year Ended December,
                               --------------------------------------------------
                                 1998       1997      1996      1995       1994
                               --------   --------   -------   -------   --------
Net sales                      $157,822   $134,135   $73,056   $38,636   $ 26,706
Gross profit                     36,380     33,323    19,459     9,682      7,861
Operating expenses               28,408     24,156    13,460     7,263      7,239
Operating income                  7,971      9,167     5,999     2,419        622
Earnings before income taxes      8,886      9,544     5,771     1,830        171
Income taxes                      3,598      3,705     2,178       685        176
                               ========   ========   =======   =======   ========
Net income (loss)              $  5,289   $  5,839   $ 3,594   $ 1,146   $     (5)
                               ========   ========   =======   =======   ========
Earnings per common share
  Basic                        $   0.21   $   0.32   $  0.27   $  0.12   $   --
                               ========   ========   =======   =======   ========
  Diluted                      $   0.20   $   0.27   $  0.23   $  0.12   $   --
                               ========   ========   =======   =======   ========

Weighted average common
  shares outstanding
    Basic                        25,134     18,509    13,171     9,832      9,693
                               ========   ========   =======   =======   ========
    Diluted                      27,107     22,477    16,384     9,832      9,693
                               ========   ========   =======   =======   ========


Selected Historical Balance Sheet Data (In thousands)

                                   1998       1997      1996      1995       1994
                               --------   --------   -------   -------   --------
Working capital                $ 47,972   $ 55,179   $22,570   $ 4,108   $    349
Total assets                    167,780    145,881    86,518    18,529     14,414

Long-term obligations1           31,371     14,771    42,156     1,761      1,892

Total shareholders'
equity2                         109,603    106,207    25,353     8,208      3,953

--------------------

1 Long-term obligations include long-term notes payable, current maturities of long-term debt, long-term debt, convertible debt, and committed capital.

2 Comparisons of year-to-year balance sheet data should be made in conjunction with a comparison of the effect of the Acquisitions. See "Management's Discussions and Analysis of Financial Condition and Results of Operations."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion should be read in conjunction with "Item 6 - Selected Consolidated Financial Data" and the Company's Consolidated Financial Statements and the notes thereto, all included elsewhere herein. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below.

Overview

The Company is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and certain related products and services. The Company focuses on those products with high replacement potential. The Company designs and manufactures its own production equipment and also produces glass-based media for many of its products. From 1996 to 1998, the Company experienced significant growth from the acquisition of other air filtration related companies. As of June 30, 1998, the Company acquired Eco-Air. Eco-Air specializes in the manufacture and sale of air filtration products to markets on the West Coast ranging from high-end HEPA filters through standard-grade filters. The results of operations for the acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the periods presented should be evaluated specifically in the context of the Acquisitions. Additionally, the historical results of operations do not fully reflect the operating efficiencies and improvements expected from upgrading and integrating the acquired businesses into the Company's operations. There can be no guarantee that the Company will be able to achieve these objectives and gains in efficiency. The Company believes the Acquisitions will have a positive impact on its future results of operations.

Results of Operations

    Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

    The following table summarizes the Company's results of operations as a percentage of net sales for the years ended December 31, 1998 and 1997.

                                                        Year ended
                                          -------------------------------------
                                          December 31, 1998   December 31, 1997
                                          -----------------   -----------------
    Net sales ........................... $157,822   100.0%   $134,135    100.0%
    Gross profit ........................   36,380    23.1      33,323     24.8
    Operating expenses ..................   28,408    18.0      24,156     18.0
    Operating income ....................    7,971     5.1       9,167      6.8
    Income before income taxes ..........    8,886     5.6       9,544      7.1
    Income taxes ........................    3,598     2.3       3,705      2.8
    Net income ..........................    5,289     3.4       5,839      4.4

    Net Sales: Net sales for 1998 increased by $23,687,000, or 17.7%, to $157,822,000 for 1998, from $134,135,000 for 1997. The increase in net sales was due to: (i) the acquisition of Eco-Air, which contributed approximately $12,718,000 of net sales; and (ii) the Company's success in attracting work and expanding its original core business, which grew by approximately 8.2% between 1998 and 1997 and contributed an additional $10,969,000 to net sales. The Company experienced reductions in sales of its laminar-flow HEPA products for cleanroom applications, which were balanced by increased sales of its ASHRAE-rated mid-range products for industrial and commercial applications.

    Gross Profit: Gross profit for 1998 increased $3,057,000, or 9.2%, to $36,380,000, which represented 23.1% of net sales, compared to $33,323,000, which represented 24.8% for 1997. The primary reasons for the decrease in gross profit margin percentage were: (i) The consolidation of the Company's Airpure facility, located in Selma, North Carolina, into the Company's new facility in nearby Smithfield, North

    Carolina, which took place during the fourth quarter of 1998 and resulted in extended periods of downtime due to equipment movement, calibration and production flow refinement, as well as other direct costs associated with moving equipment and inventory from the old facility to the new plant; (ii) higher than normal costs, mostly during the first three quarters of 1998, associated with new facilities in Henderson, Nevada and Smithfield, North Carolina, consisting primarily of labor inefficiencies associated with training new production employees and installation of new equipment; (iii) higher than normal freight costs associated with shipping products from "established" facilities to meet demand from new geographical areas while additional equipment was installed in various plants; and (iv) inefficiencies associated with irregular orders and slowdowns at FFI's facility in Washington, North Carolina. These decreases in gross profit were partially balanced by efficiencies associated with the Company's ongoing automation project for stock product lines, which is substantially complete for the Company's highest volume products.

    Operating Expenses: Operating expenses during the year ended December 31, 1998 increased $4,252,000, or 17.6% to $28,408,000, representing 18.0% of net sales, compared to $24,156,000 for the year ended December 31, 1997, which represented 18.0% of net sales. The increase in operating expenses was primarily due to the acquisition of Eco-Air, which added approximately $3,720,000 in operating expenses. Excluding Eco-Air, operating expenses increased $532,000 from the year ended December 31, 1998 compared to the year ended December 31, 1997. Major factors affecting operating expenses included approximately $2,250,000 in research and development expenditures for the development of new product lines, compared to approximately $373,000 in 1997, the consolidation and centralization of overhead functions, and increased sales commission expense associated with increase sales.

    Net Income: Net income for the year ended December 31, 1998 decreased $550,000, or 9.4%, to $5,289,000, or $0.21 per share basic ($0.20 diluted), compared to $5,839,000, or $0.32 per share basic ($0.27 diluted), for the year ended December 31, 1997. The decrease in net income is primarily attributable to the Company's decrease in profit margin as a percentage of sales.

    Year Ended December 31, 1997 Compared to Year Ended December 30, 1996

    The following table summarizes the Company's results of operations as a percentage of net sales for the years ended December 31, 1997 and December 30, 1996.

                                                         Year ended
                                            ------------------------------------
                                            December 31, 1997  December 30, 1996
                                            -----------------  -----------------
    Net sales ............................. $134,135   100.0%  $ 73,056   100.0%
    Gross profit ..........................   33,323    24.8     19,459    26.6
    Operating expenses ....................   24,156    18.0     13,460    18.4
    Operating income ......................    9,167     6.8      5,999     8.2
    Income before income taxes ............    9,544     7.1      5,771     7.9
    Income taxes ..........................    3,705     2.8      2,178     3.0
    Net income ............................    5,839     4.4      3,594     4.9

    Net Sales: Net sales for 1997 increased by $61,079,000, or 83.6%, to $134,135,000, from $73,056,000 for 1996. The increase in net sales was due to the Acquisitions and establishment of new subsidiaries, which contributed approximately $60,750,000 of net sales. Excluding the Acquisitions, comparable sales from the Company's business at December 31, 1996 to December 31, 1997 were up approximately $329,000, or 0.5%. The Company believes this is slower than normal growth for its industry, which it estimates grew between 3% and 4% during 1997, and attributes its lower than expected growth to a cyclical downturn in demand for new semiconductor production facilities. Because of this cyclical slowdown, the Company redirected underutilized capacity normally used in the manufacture of high-end filtration products for semiconductor cleanrooms to containment environments for the pharmaceutical industry and mid-range industrial HEPA products.

    Gross Profit: Gross profit for 1997 increased by $13,864,000, or 71.2%, to $33,323,000, which represented 24.8% of net sales, from $19,459,000 in 1996, which represented 26.6% of net sales. The primary reasons for the decrease in gross margin percentage were (i) higher than normal costs associated with opening new facilities in Momence, Illinois and Henderson, Nevada, which consisted primarily of labor inefficiencies associated with training new production employees; (ii) higher than normal freight costs associated with shipping products from facilities on the East Coast to meet demand from new customers while the new facilities were in their startup phase; and (iii) higher than normal costs associated with changing portions of the Company's high-end production facilities to emphasize production of containment environments for the pharmaceutical industry and mid-range industrial HEPA filters instead of high-end filtration products for the semiconductor industry.

    Operating Expenses: Operating expenses for 1997 increased by $10,696,000, or 79.5%, to $24,156,000, which represented 18.0% of net sales, from $13,460,000 in 1996, which represented 18.4% of net sales. The primary reasons for the overall increase in operating expenses were the Acquisitions and the establishment of Airseal West, which together accounted for $10,785,000 of the increase. Operating expenses decreased as a percentage of net sales compared to 1996, primarily due to the impact of savings associated with the consolidation of operations of the various subsidiaries. Other factors affecting operating expenses included: An increase in sales commissions related to the increase in sales volume; additional travel and management expenses associated with establishing new facilities; and expenses incurred developing and marketing new containment and filtration products. See "Industry Outlook."

    Net Income: Net income for 1997 increased by $2,245,000, or 62.5%, to $5,839,000, or $0.32 per share basic ($0.27 diluted), from $3,594,000, or
    $0.27 per share basic ($0.23 diluted) for 1996.

Effects of Inflation

The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $47,972,000 at December 31, 1998, compared to $55,179,000 at December 31, 1997. This includes cash and cash equivalents of $13,673,000 and $35,455,000 at December 31, 1998 and 1997, respectively.

Trade receivables increased $5,876,000, or 28.3%, to $26,671,000 at December 31, 1998 from $20,795,000 at December 31, 1997. The largest factor in the increase in receivables is the acquisition of Eco-Air, which accounted for approximately $2,585,000 of the increase. The remaining increase is primarily due to increases associated with the increased volume in net sales (approximately $1,705,000) and timing differences in shipments and payments received.

Operations used $797,000 of cash during the year ended December 31, 1998, compared to generating $5,850,000 for the year ended December 31, 1997. The difference in cash flows was associated with increased receivables and inventories, partially offset by income net of depreciation and amortization. Financing activities during 1998 generated $13,300,000 of cash, primarily from debt financing. Investing activities during 1998 consumed $34,285,000 of cash, consisting primarily of the purchase of property, plant and equipment, largely consisting of machinery for the automation of the Company's production facilities, and cash paid for the acquisition of Eco-Air, which was effective June 30, 1998. The purchase price, including expenses, was approximately $15,677,419, plus up to $5,000,000 payable in cash or the Company's common stock (at sellers' option) if certain performance criteria are met. If Eco-Air achieves certain performance criteria, Flanders will issue common stock or record a liability for the cash payment over a five year period and Flanders will add the amount to goodwill associated with the purchase transaction and amortize it over the remaining amortization period of the goodwill asset. The acquisition of Eco-Air was funded by utilizing a revolving credit facility which provides a line of credit up to a maximum principal amount of $30,000,000. The effective date of the acquisition for financial statement purposes was June 30, 1998, and the Company's financial statements include the operating activities and assets of Eco-Air from that date. As of December 31, 1998, no shares have been issued or liability recorded to the Eco-Air sellers as a result of achieving performance criteria.

The Company has arranged a revolving line of credit facility with SunTrust. The credit agreement is for a term of two years and provides the Company with a line of credit up to a maximum principal amount of $30,000,000. Outstanding balances on the credit line bear interest at the option of the Company, at either (a) the "prime" rate of interest publicly announced by SunTrust Bank, or (b) the "LIBOR" rate as reported by the Wall Street Journal plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth. As of December 31, 1998, this rate was 6.06%. As of December 31, 1998, the Company had used $13,000,000 of the revolving credit facility. Unless this line of credit is renewed, it will expire in February 2000. In addition, Eco-Air, a subsidiary of the Company has a line of credit agreement with a bank which allows for advances based on 80% of eligible accounts receivable up to a maximum of $2,500,000, of which $1,300,000 was outstanding at December 31, 1998. Borrowings under this arrangement are collateralized by substantially all of Eco-Air's assets. Outstanding amounts on the line of credit bear interest at a combination of LIBOR plus 1.8% and the bank's prime rate. Eco-Air may elect to fix the rate for any or all advances under this line of credit agreement for a term of 30 to 90 days at the then current LIBOR rate plus 1.8%, and has made such an election at the 30-day LIBOR rate (5.06% at December 31, 1998).

As of April 1, 1998, the Company entered into a Loan Agreement and issued a Note to the Johnston County Industrial Facilities and Pollution Control Financing Authority and such authority issued Industrial Development Revenue Bonds (the "Bonds") for an aggregate of $4,500,000, the proceeds of which were loaned to the Company for the construction of a 400,000 square foot manufacturing facility in Johnston County, North Carolina. The Note extends for a term of fifteen (15) years and bears interest at a variable rate determined by the remarketing agent of the Bonds on a weekly basis equal to the minimum rate necessary to sell such Bonds at their par value which, as of December 31, 1998, was 4.1% per annum. The Bonds are collateralized by a $4,500,000 letter of credit which expires October 16, 1999.

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

In 1998, the Company's Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. As of March 29, 1999, the Company has repurchased 731,350 shares of its common stock under this authorization; thus, as of this date, up to an additional 1,268,650 shares are available for repurchase. These shares may be acquired in the open market or through negotiated transactions. These repurchases may be made from time to time, depending on market conditions, share price and other factors. These repurchases are to be used primarily to satisfy the Company's obligations under its stock option and purchase plans or any other authorized incentive plans, or for issuance pursuant to future equity financing by the Company.

Outlook

The Company believes that the semiconductor industry has been experiencing a cyclical slowdown in capital spending for new facilities, and thus on spending for cleanroom filtration products, since the first quarter of 1997. While the Company does expect capital spending for new semiconductor facilities to increase in the future, it does not expect this to be a significant factor in the Company's overall business during 1999, where sales for semiconductor plants are expected to remain flat through at least the third quarter.

Data collected by the Company indicates that residential filter users replace their filters, on average, approximately once per year. Manufacturers of residential furnace and air conditioning systems recommend that these filters be changed every month. A minor trend toward increased maintenance of these residential heating and cooling systems could have a positive impact on the Company's business.

The Company's most common products, in terms of both unit and dollar volume, are residential throw-away spun glass filters, which usually sell for prices under $1.00. Any increase in consumer concern regarding air pollution, airborne pollens, allergens, and other residential airborne contaminants could result in replacement of some of these products with higher value products, such as the Company's anti-microbial or higher-efficiency filters for residential use, with associated sales prices typically over $5.00 each. Any such trend would have a beneficial effect on the Company's business. The Company's recent development, in conjunction with Church & Dwight, the makers of Arm & Hammer baking soda products, of its Arm & Hammer Pleated Filters for residential use, is also aimed toward increasing consumer awareness of the benefits of using a more effective, but more expensive, filter, and replacing it more frequently. The Company hopes that the dramatic and readily recognizable difference in efficacy between a fresh Arm & Hammer Pleated Filter, and one which has been in place for three or more months will help to encourage the public to become more aware of these issues.

Currently, the largest domestic market for air filtration products is for mid-range ASHRAE-rated products and HVAC systems, typically used in commercial and industrial buildings. To date, the Company's penetration of this market has been relatively small. The Company believes that its ability to offer a "one stop" supply of air filtration products to HVAC distributors and wholesalers will increase its share of this market segment. The Company also believes its recently developed modular air handlers and environmental tobacco smoke systems will enable it to expand sales to these customers; the new products will serve as high profile entrants with distributors and manufacturers' representatives, who can then be motivated to carry the Company's complete product line.

The foregoing contains forward-looking statements that involve risks and uncertainties including: (i) the shortage of reliable market data regarding the air filtration market; (ii) changes in external competitive market factors or in the Company's internal budgeting process which might impact trends in the Company's results of operations; (iii) anticipated working capital or other cash requirements; (iv) changes in the Company's business strategy or an inability to execute its strategy due to unanticipated changes in the market; (v) product obsolescence due to the development of new technologies, (vi) various competitive factors that may prevent the Company from competing successfully in the marketplace and (vii) other risks described below in "Factors That May Affect Future Results." In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-K will in fact occur.

Factors That May Affect Future Results

The Company operates in a highly competitive market and is subject to a number of risks, some of which are beyond the Company's control. While the Company's management is optimistic about the Company's long-term prospects, the following discussion highlights some risks and uncertainties that should be considered in evaluating its growth outlook. See "Part I - Business - Forward-Looking Statements and Associated Risks."

Integration of Acquired Companies. Prior to their acquisition by the Company, CSC, Air Seal, Precisionaire and Eco-Air operated under different management philosophies, management teams and marketing strategies. These companies' operations are currently being integrated into the Company's, and there can be no assurance that the Company's systems, procedures and controls will be adequate to accommodate integration of these companies. Failure to successfully integrate these companies could materially adversely affect the Company's business and results of operations.

Management of Growth. With the Company's recent acquisitions, the Company's net sales increased by approximately 173.6% from the year ended December 30, 1994 to the year ended December 31, 1996, and approximately 116.0% from the year ended December 31, 1996 to the year ended December 31, 1998. There can be no assurance that the Company will continue to expand at this rate, or at all. If the Company continues to grow, the additional growth will place burdens on management to manage such growth while maintaining the Company's profitability. Additional growth may require the Company to recruit and train additional management personnel in the areas of corporate management, sales, accounting, marketing, research and development and operations. There can be no assurance that the Company will be able to do so. Both the Company's growth by acquisition and any further expansion may also significantly strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures and controls will be adequate to support the Company's operations and growth.

Acquisition Strategy. The Company intends to continue to increase its market share through strategic acquisitions of synergistic businesses. The Company seeks to identify potential acquisition targets with (i) dominant positions in local or regional markets, (ii) a stable customer base distinct from the Company's existing customers, (iii) financial stability, (iv) an ability to add new product lines to the Company's business, and (v) significant asset value to enable the Company to obtain debt financing or non-dilutive equity financing for the acquisition. The Company is continuously evaluating acquisition opportunities in light of the above criteria. The Company focuses on those acquisition targets which complement the Company's existing technology, increase market share, or broaden distribution channels. The Company also seeks acquisition targets which provide vertical integration opportunities. The Company's strategy of growth through acquisition exposes the Company to the potential risks inherent in assessing the value, strengths, weaknesses, contingent or other liabilities and potential profitability of acquisition candidates and in integrating the operations of acquired companies. Although the Company generally has been successful in pursuing these acquisition targets, there can be no assurance that acquisition opportunities will continue to be available, that the Company will have access to the capital required to finance potential acquisitions, that the Company will continue to acquire businesses or that any business acquired will be integrated successfully or prove profitable. The Company currently has no binding agreements with respect to future acquisitions, but is continuing to investigate potential acquisition opportunities.

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

Technological  Change;  New  Product  Introduction.  As of  December  31,  1998,
approximately 20% of the Company's net sales resulted from sales of high-end filtration products which are especially vulnerable to new technology development. The Company's ability to remain competitive will depend in part upon its ability to anticipate technological changes, to develop new and enhances filtration systems and to introduce these systems at competitive prices in a timely and cost-efficient manner. There can be no assurance that the Company will successfully anticipate future technological changes or that technologies or systems developed by others will not render the Company's technology obsolete. The Company also plans to develop new products as part of its strategy to increase the size and customer base of the air filtration market. There can be no assurance that the Company will be successful in developing the new products or that any product developed will be commercially viable.

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

Product Demand. Approximately 7% of the Company's net sales in 1998 were from high-end products sold for use in the semiconductor industry. The Company believes that new manufacturing plant construction for the semiconductor industry, which typically occurs in large phases as new manufacturing capacity is needed, is in a periodic slowdown. As such, the demand for the Company's laminar flow HEPA products may be less in future years than previous years.

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

Dependence on Key Personnel. The Company's success will depend in significant part upon the continued contributions of its officers and key personnel, many of whom would be difficult to replace. The Company has entered into employment agreements with Robert R. Amerson, its President and Chief Executive Officer, Steven K. Clark, its Chief Financial Officer and Chief Operating Officer, and Leonard J. Fetcho, its Vice President of Operations. The loss of any key person could have a material adverse effect on the business, financial condition and results of operations of the Company.

Distribution Channels. The Acquisitions give the Company a broader assortment of air filtration products. As part of the integration of the Acquisitions, the Company has adopted a strategy of increasing its market share by providing its manufacturers' representatives with the ability to offer a full product line of the Company's products and "one stop" purchasing of air filtration products to existing and new customers. Many of the Company's representatives have indicated a willingness to offer the Company's products exclusively now that the Company offers a broader range of products; however, these representatives may decide to work exclusively with some other company for various reasons; thus, the current distribution channels would be unavailable.

Automation. In 1997, the Company began a program to increase its gross margins by automating portions of its production lines at FFI and Precisionaire using technology and designs developed in-house. Currently, this process is substantially complete for its standard-grade spun-glass filters, the Company's largest volume product line. The Company estimates that it has expended approximately 90% of the amounts required to complete its automation program. Although the designs have been extensively tested in the field, there can be no assurance that the new equipment will have the beneficial results on gross margins that have been budgeted, or that any increases in efficiencies will not be offset in the marketplace by competitors making similar improvements to their facilities.

New Products and New Markets. The Company has recently invested a significant amount of time, money and reputation on the development of new product lines to
(i) control indoor tobacco smoke; (ii) remove airborne odors in residences using impregnated baking soda in filters; and (iii) allow replacement of certain classes of outdated HVAC equipment without structural demolition or rework. The Company believes there is currently a gradually increasing public awareness of the issues surrounding IAQ, and that this trend will continue for the next several years. The Company believes there is an increase in public concern regarding the effects of IAQ on employee productivity, as well as an increase in interest by standards-making bodies in creating specifications and techniques for detecting, defining and solving IAQ problems. The Company believes there will be an increase in interest in its Absolute Isolation Barriers in the future because these products prevent cross-contamination between different lots and different processes being performed at the same facility, as well as increasing production yields in many applications. There can be no assurance that these products will gain acceptance in the marketplace, or that any new products developed by the Company will be successful. There can be no assurance that in the future the Company will be able to recoup the expenditures associated with the development of these products.

Centralize Overhead Functions. The Company has begun to implement plans to centralize and eliminate duplication of efforts between its subsidiaries in the following areas: Purchasing, production planning, shipping coordination, marketing, accounting, personnel management, risk management and benefit plan administration. There can be no assurance that cutting overhead in this fashion will have the anticipated benefits, or that these reorganizations will not significantly disrupt the operations of the affected subsidiaries. The Company believes centralizing these overhead functions will have a beneficial impact upon its future operating results.

Year 2000

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

    Additionally, the Company has implemented a plan to manage the potential risk posed by the impact of the Year 2000 issue on its major customers. Formal communications have been initiated, software modifications have been initiated, and testing has been successfully completed with several of the Company's major customers. Testing is scheduled to be substantially complete by June 30, 1999.

    Current Status

    The project team estimates that the Company's Year 2000 readiness project is 86% complete, and that the activities involved in assessing external risks and operational issues are 80% completed overall. The following table provides a summary of the current status of the five phases involved and a projected timetable for completion.

    Project Phase                        % Completed       Scheduled Completion

    Awareness                               100%                 Completed
    Evaluation                              100%                 Completed
    Hardware Implementation                  95%               January 1999
    Phased Software Implementation           85%                 May 1999
    Final Validation                         50%                August 1999
    ---------------------------------------------------------------------------
    Overall                                  86%

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

    Contingency Plan

    Realizing that some disruption may occur despite its best efforts, the Company is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, the Company expects to have its plan substantially documented by May 1999.

Because of the foregoing factors, as well as other variables affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

NEW ACCOUNTING STANDARDS

In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, reporting on the Costs of Start-Up Activities. This statement, which is effective for fiscal years beginning after December 15, 1998, requires costs of start-up activities and organization costs to be expensed. The Company has not determined the impact on its financial statements of adopting the new accounting standard.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk


The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rate risks. Market risk is the potential loss arising from adverse change in market rates and prices, such as foreign currency exchange and interest rates. For the Company, these exposures are primarily related to the sale of product to foreign customers and changes in interest rates. The Company does not have any derivatives or other financial instruments for trading or speculative purposes.

The fair value of the Company's total debt at December 31, 1998 was approximately $32,671,000. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at December 31, 1998. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. The Company's sensitivity analysis of the effects of changes in foreign currency exchanges rates does not factor in a potential change in sales levels of local currency prices, as the preponderance of its foreign sales occur over short periods of time or are demarcated in U.S. dollars.


Item 8. Financial Statements and Supplementary Data


          Attached, beginning at page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant


Identification of Directors and Executive Officers

Set forth below is information regarding (i) the current directors of the Company, who will serve until the next annual meeting of shareholders or until their successors are elected or appointed and qualified, and (ii) the current executive officers of the Company, who are elected to serve at the discretion of the Board of Directors.

    Name                 Age     Title

    Robert R. Amerson    49      President, Chief Executive Officer and Director

    Steven K. Clark      46      Chief Operating Officer, Vice President of
                  Finance/Chief Financial Officer and Director

    Steven D. Klocke     38      Vice President of Engineering

    C. W. "Andy" Wood    59      Vice President of Sales

    Leonard J. Fetcho    59      Vice President of Operations

    William C. Gibbs     41      Director

    William H. Clark     56      Director

Robert R. Amerson. Mr. Amerson has been President and Chief Executive Officer of the Company since 1988. Mr. Amerson is also a Director, a position he has held since 1988. He joined the Company in 1987 as Chief Financial Officer. Mr. Amerson has a Bachelor of Science degree in Business Administration from Atlantic Christian College.

Steven K. Clark. Mr. Clark was named as Vice President and Chief Financial Officer of the Company as of December 15, 1995, and a director of the Company as of December 29, 1995. Mr. Clark acted as a consultant to the Company from November 15, 1995 through December 15, 1995. From July 1992 through October 1995, he was the Chief Financial Officer of Daw Technologies, Inc., a specialty cleanroom contractor and major customer of the Company. While Chief Financial Officer of Daw Technologies, Mr. Clark was late in filing a Form 3 amendment and certain Form 4s and Form 5s. He agreed to a cease and desist order with respect to these violations. No violations other than the timeliness of filing those reports were alleged by the Securities and Exchange Commission ("SEC"). Prior to this he was a senior partner of Miller and Clark, an accounting and management services firm. Mr. Clark spent four years with Price Waterhouse, and an additional four years with Arthur Andersen, both accounting firms. He is a Certified Public Accountant, has Bachelor of Arts degrees in Accounting and Political Science and a Master of Business Administration Degree, all from the University of Utah.

Stephen D. Klocke. Mr. Klocke has been Vice President of Engineering for the Company since March 1997. He is responsible for all aspects of filter and equipment design, directs the engineering staff and is directly in charge of all product and technical literature. Mr. Klocke is a member of the Institute of Environment Science, the primary technical standards body for this industry, where he has chaired many of the committees which make filtration and cleanroom standards. He has been with Flanders since 1986. Mr. Klocke received a Bachelor of Science degree in Mechanical Engineering from the University of Kentucky and a Bachelor of Arts degree in Physics from Thomas Moore College.

C.W. "Andy" Wood. Mr. Wood has been Vice President of Sales for the Company since 1998 and Vice President of Sales for Precisionaire, a subsidiary of the Company, since 1982. Mr. Wood oversees all marketing and sales efforts of the Company. Mr. Wood has more than thirty years of experience in the air filtration industry. Mr. Wood has an Associates Degree in Industrial Management from the Georgia Institute.

Leonard J. Fetcho. Mr. Fetcho has been Vice President of Operations for the Company since December 1998 and has been President of Eco-Air, a subsidiary of the Company acquired in June 1998, since 1993. Mr. Fetcho has also been a Director of Eco-Air since 1994. Mr. Fetcho is a graduate of Morrisville College.

William C. Gibbs. Mr. Gibbs has been an outside director of the Company since December 1998. Since December 1998, he has been Vice President in charge of Corporate Development at Evans & Sutherland Computer Corporation. From 1990 until December 1998, he was a partner in the law firm of Snell & Wilmer, L.L.P. Mr. Gibbs has a Bachelor of Science Degree and Juris Doctorate, both from the University of Utah. He also obtained an LL.M. in Securities Regulations from Georgetown University.

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

Based solely on its review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that, during the 1998 fiscal year, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Andy Wood, Len Fetcho and William Gibbs each filed a Form 3 late, and Steve Klocke filed a Form 5 late.


Item 11. Executive Compensation


Compensation Committee Interlocks and Insider Participation

The sole member of the Compensation Committee of the Company's Board of Directors is Messr. William Clark, a non-employee director.

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 1998.

                                                 Annual Compensation              Long-Term Compensation
                                         ----------------------------------  --------------------------------
                                                                                      Awards          Payouts
                                                                             -----------------------  -------
                                                                   Other     Restricted
                                                                   Annual      Stock       Options/    LTIP
                                                                  Compen-     Award(s)       SARs     Payouts
Name and Principal Position      Year    Salary ($)  Bonus ($)   sation ($)       ($)         (#)       ($)
-----------------------------   ----     ----------  ----------  ----------  ----------   ----------  -------
Robert R. Amerson               1998(1)   $250,000   $     --     $  --      $     --          --     $ --
   President and CEO            1997       250,000         --       5,500          --          --       --
                                1996       212,550         --        --            --     2,000,000     --
Steven K. Clark                 1998(2)    250,000         --        --            --          --       --
   Vice President Finance/CFO   1997       250,000         --        --            --          --       --
                                1996       150,192         --        --            --     2,000,000     --
C.W. "Andy" Wood                1998       183,558         --        --            --          --       --
   Vice President Sales         1997       169,856         --       4,965          --          --       --
                                1996       164,677         --      27,218          --          --       --
Leonard J. Fetcho               1998(3)    206,008    2,000,000      --            --        40,000     --
   Vice President Operations    1997       265,927         --        --            --          --
                                1996       201,034         --        --            --          --       --

1 Mr. Amerson's annual salary is $250,000, plus a possible bonus each year, under his Employment Agreement, as amended. See "Employment Agreements."

2 Mr. Clark's annual salary is $250,000, plus a possible bonus each year, under his Employment Agreement, as amended. See "Employment Agreements."

3 Mr. Fetcho joined the Company as of June 30, 1998, when the Company acquired Eco-Air. Mr. Fetcho's total compensation for 1998 since the date of acquisition was $93,149. Mr. Fetcho's annual salary is $165,000, plus a possible bonus each year, under his Employment Agreement. See "Employment Agreements." Prior to acquisition, Eco-Air paid Mr. Fetcho $112,859 in salary during 1998 and a $2,000,000 bonus for his role in negotiating the sale of Eco-Air. During 1997 and 1996, Eco-Air paid Mr. Fetcho $265,927 and $201,034, respectively.

OPTIONS/SARs GRANTED IN LAST FISCAL YEAR

The following table sets forth the aggregate number and value of stock options and SARs granted by the Company for services rendered during the last year to the Company's Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceed $100,000.

                                                                            Potential Realizable
                                                                                  Value at
                                                                               Assumed/Annual
                                     % of Total                                Rates of Stock
                                    Options/SARs                             Price Appreciation
                                     Granted to   Exercise or                  for Option Term
                     Options/SARs   Employees in   Base Price  Expiration  -----------------------
       Name          Granted (#)    Fiscal Year      ($/Sh)       Date       5% ($)1     10% ($)1
       ----          ------------   ------------  -----------  ----------  -----------  ----------
Robert  R. Amerson       --              --            --          --          --            --
Steven K. Clark          --              --            --          --          --            --
C.W. "Andy" Wood         --              --            --          --          --            --
Len Fetcho             40,000           18.4%        5.38         2001       34,794        75,220

1 The potential realizable value portion of the foregoing table illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the common stock over the term of the options. These numbers do not take into account plan provisions providing for termination of the option following termination of employment or non-transferability.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the aggregate number and value of stock options and SAR's exercised during the last year by the Company's Chief Executive Officer and by each of the Company's other executive officers whose annual salary, bonus and other compensation exceed $100,000.

                       Shares                      Number of Unexercised      Value of Unexercised
                      Acquired                    Options/SARs at Fiscal      In-the-Money Options/
                         On           Value             Year-End (#)         SARs at Fiscal Year-End
      Name           Exercise (#)  Realized ($)  Exercisable/Unexercisable  Exercisable/Unexercisable
-------------------  ------------  ------------  -------------------------  -------------------------
Robert  R. Amerson         --      $    --        3,150,000 / --            $ 5,084,375 / --
Steven K. Clark            --           --        3,150,000 / --              5,084,375 / --
C.W. "Andy" Wood           --           --               -- / --                     -- / --
Leonard J. Fetcho          --           --           40,000 / --                     -- / --


Compensation of Directors

Directors who are Company employees receive no additional or special remuneration for serving as directors. The Company's non-employee Directors are paid $500 plus out-of-pocket expenses for each meeting of the Board of Directors and upon meeting certain qualifications receive an option to purchase 5,000 shares of the Company's common stock at or above the market price of the common stock on the date of grant for every year they remain a director. During 1998, each of the non-employee directors received an option to purchase 50,000 shares of the Company's common stock at an exercise price of $3.9375 per share.

Employment Agreements

The Company has entered into employment agreements with Messrs. Amerson and S.K. Clark effective as of December 15, 1995 ("Employment Agreements"). The Employment Agreements, as amended, provide for an annual base salary of $250,000 for both Mr. Amerson and Mr. Clark and terminate in 2005. The Employment Agreements also provide that the executive shall be entitled to the following termination payments: (i) 100% of his current base salary if the employment is terminated as a result of his death or disability; (ii) up to 200% of his current base salary if the employment is terminated by the Company for any reason other than death, disability or for cause, or (iii) up to 250% of the executive's gross income during the year preceding his termination if the Employment Agreement is terminated by the executive for good reason or by the Company for any reason other than death, disability or cause and the termination occurs within two years after a change of control of the Company has occurred.

The Company has entered into an employment agreement with Leonard Fetcho effective as of June 30, 1998 ("Fetcho's Agreement"). Fetcho's Agreement provides for an annual base salary of $165,000 and terminates in 2003. The Fetcho Agreement also provides that Mr. Fetcho shall be entitled to 200% of his current base salary if the employment is terminated by the executive for good reason, or if the employment is terminated by the Company as a result of Mr. Fetcho's death or disability or for any other reason except cause.

Item 12.      Security Ownership of Certain Beneficial Owners and Management


The following table sets forth all individuals known to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owed, as of March 29, 1999. Except as indicated in the following footnotes, each listed beneficial owner has sole voting and investment power over the shares of common stock held in their names.


                                                             Percentage of
     Name and Address            Shares of Common Stock   Outstanding Shares of
   of Beneficial Owner             Beneficially Owned         Common Stock1
Robert R. Amerson2                     7,914,370                 27.50%
2399 26th Avenue North
St. Petersburg, FL  33713




Steven K. Clark2                       5,193,088                 18.05%
2399 26th Avenue North
St. Petersburg, FL  33713

Stephen Klocke3                          119,427                    *
2399 26th Avenue North
St. Petersburg, FL  33713

C.W. "Andy" Wood4                            400                    *
2399 26th Avenue North
St. Petersburg, FL  33713

Leonard J. Fetcho5                        40,000                    *
2399 26th Avenue North
St. Petersburg, FL  33713

William C. Gibbs6                         50,000                    *
2399 26th Avenue North
St. Petersburg, FL  33713

William H. Clark7                         93,069                    *
2399 26th Avenue North
St. Petersburg, FL  33713

Dimensional Fund Advisors, Inc.8       1,418,800                  5.54%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

Becker Capital Management, Inc. 9      2,032,100                  7.93%
1211 SW Fifth Avenue, Suite 2185
Portland, OR  97204

Crabbe Huson Group, Inc.10             4,131,400                 16.12%
121 SW Morrison, Suite 1400
Portland, OR  97204

Officers and Directors as a Group     13,410,354                 41.74%
2,3,4,5,6,7

-----------------------------------

* Represents less than 1% of the total issued and outstanding shares of common stock.

1 Applicable percentage of ownership is based on 25,624,339 shares of common stock outstanding as of March 29, 1999, together with all applicable options for unissued securities for such stockholders exercisable within sixty days. Shares of common stock subject to options exercisable within sixty days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

2 Includes 1,150,000 shares which are subject to an option to purchase such shares from the Company at $1.00 per share, 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share and 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.

3 Includes 16,800 shares which are subject to an option to purchase such shares from the Company at $2.50 per share, 10,000 shares which are subject to an option to purchase such shares from the Company at $3.9375 per share, 10,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share, and 10,000 shares which are subject to an option to purchase such shares from the Company at $7.125 per share.

4 Consists of 400 shares held by spouse.

5 Consists of 40,000 shares which are subject to an option to purchase such shares from the Company at $5.375 per share.



6 Consists of 50,000 shares which are subject to an option to purchase such shares from the Company at $3.9375 per share.

7 Includes 5,000 shares which are subject to an option to purchase such shares from the Company at $7.375 per share, 5,000 shares which are subject to an option to purchase such shares from the Company at $8.50 per share, 50,000 shares which are subject to an option to purchase such shares at $3.9375 per share and 5,000 shares which are subject to an option to purchase such shares from the Company at $4.00 per share.

8 According to Schedule 13-G filed with the Securities and Exchange Commission dated February 12, 1999, Dimensional Fund Advisors, Inc., is an investment advisor and does not directly own any shares of the Company, but possesses sole voting and dispositive authority over 1,418,800 shares jointly owned by approximately four of its clients.

9 According to Schedule 13-G filed with the Securities and Exchange Commission dated February 10, 1999, Becker Capital Management, Inc. is an investment advisor and does not directly own any shares of the Company, but possesses sole voting and dispositive power over 2,032,100 shares jointly owned by its clients.

10 According to Schedule 13-G filed with the Securities and Exchange Commission dated February 12, 1999, Crabbe Huson Group, Inc., is an investment advisor and does not directly own any shares of the Company, but possesses shared voting power over 3,706,800 shares and shared dispositive authority over 4,131,400 shares jointly owned by its clients.

Item 13.      Certain Relationships and Related Transactions

At December 31, 1998, Steven K. Clark owed the Company $2,349,372 (not including interest) which he borrowed to settle claims, to make certain payments under an indemnity agreement he entered into with the Company and to purchase certain shares from Thomas T. Allan, a former officer and director. To evidence the amount owed, effective February 11, 1997, Mr. Clark issued a note to the Company in the amount of $109,013 with interest at the variable rate of LIBOR plus 1.25% per annum (6.9% at December 31, 1998), calculated on the basis of a 360-day year and a 30-day month. Both the interest and principal due under the note are payable on February 10, 1999. On April 25, 1997, Mr. Clark issued a note to the Company in the amount of $250,000 at the above-described interest rate and both the interest and principal due under the note are payable on April 24, 1999. On September 5, 1997, Mr. Clark assumed $409,750 of Mr. Allan's debt owed to the Company, in consideration for the exercise of 163,900 options under certain option agreements between the parties. The interest rate due on the assumed loans is at the variable rate of LIBOR plus 1.25% per annum, and both the principal and interest due are payable on September 4, 1999. On April 15, 1998, Mr. Clark issued a note to the Company in the amount of $1,580,609 with interest at the rate of 7% per annum, calculated on the basis of a 360-day year and a 30-day month. Both interest and principal due under the note are payable on December 31, 2003.

At December 31, 1998, Robert R. Amerson owed the Company $1,208,957 (not including interest) which he borrowed to settle claims, to make certain payments under an indemnity agreement he entered into with the Company and to purchase certain shares from Thomas T. Allan, a former officer and director of the Company. To evidence the amount owed, effective February 11, 1997, Mr. Amerson issued a note to the Company in the amount of $109,013 with interest at the variable rate of LIBOR plus 1.25% per annum, calculated on the basis of a 360-day year and a 30-day month. Both the interest and principal due under the note are payable on February 10, 1999. On April 25, 1997, Mr. Amerson issued a note to the Company in the amount of $250,000 at the above-described interest rate and both the interest and principal due under the note are payable on April 24, 1999. On September 25, 1997, Mr. Amerson assumed $409,750 of Mr. Allan's debt owed to the Company, in consideration for the exercise of 163,900 options under certain option agreements between the parties. The interest rate due on the assumed loans is at the variable rate of LIBOR plus 1.25% per annum, and both the principal and interest due are payable on September 4, 1999. On May 21, 1998, Mr. Amerson issued a note to the Company in the amount of $440,194 with interest at the rate of 7% per annum, calculated on the basis of a 360-day year and a 30-day month. Both interest and principal due under the note are payable on December 31, 2003.

William C. Gibbs is a Company director. Mr. Gibbs was a partner in the law firm of Snell & Wilmer which is counsel to the Company, until December 1998, at which time he became a Vice President of Evans and Sutherland.

                                     PART IV


Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following constitutes a list of Financial Statements, Financial Statement Schedules and Exhibits required to be used in this report.

     (a)(1) Financial Statements: Financial Statements are included beginning at page F-1 as follows:

             Independent Auditor's Report................................... F-2

             Consolidated Balance Sheets at December 31, 1998 and 1997...... F-3

             Consolidated Statements of Income for the years ended
             December 31, 1998, 1997 and 1996............................... F-4

             Consolidated Statements of Stockholders' Equity for the
             years ended December 31, 1998, 1997 and 1996................... F-5

             Consolidated Statements of Cash Flows for the years
             ended December 31, 1998, 1997 and 1996......................... F-6

             Notes to Consolidated Financial Statements..................... F-9


     (a)(2)  Financial Statement Schedules

             Independent Auditor's Report...................................F-28

             Schedule II.  Valuation and Qualifying Accounts................F-29

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

     10.1 Indemnification Agreement between Flanders Corporation, Steven K. Clark, Robert Amerson and Thomas Allan, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

     10.2 Stock Purchase Agreement between Flanders Corporation and the Shareholders of Eco-Air Products, Inc. dated May 7, 1998, filed with the June 30, 1998 Form 8-K, incorporated herein by reference.

     10.3 Amendment dated May 20, 1998 to Stock Purchase Agreement by and between the Registrant and the Shareholders of Eco-Air Products, Inc. dated May 7, 1998, filed with the June 30, 1998 Form 8-K, incorporated herein by reference.

     10.4 Promissory Note from Precisionaire, Inc. to SunTrust Bank, Tampa Bay, in the amount of $2,134,524 dated August 28, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and incorporated herein by reference.

     10.5 Assumption Agreement between POF Realty, Precisionaire, Inc., Polk County Industrial Development Authority and SunTrust Bank, dated August 1, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and incorporated herein by reference.

     10.6 Mortgage Deed and Security Agreement between Precisionaire, Inc. and Sun Trust Bank, Tampa Bay dated August 28, 1997, filed with the September 15, 1997 Form S-1 (Reg No. 333-33635), and incorporated herein by reference.

     10.7 Credit Agreement between Flanders Corporation, SunTrust Bank, Tampa Bay and Zions First National Bank, dated November 10, 1997, filed with the December 31, 1997 Form 10-K, and incorporated herein by reference.

     10.8 Loan Agreement between Will-Kankakee Regional Development Authority and Flanders Corporation dated December 15, 1997, filed with the December 31, 1997 Form 10-K, and incorporated herein by reference.

     10.9 Letter of Credit Agreement between Flanders Corporation and SunTrust Bank, Tampa Bay, dated April 1, 1998, filed with the Form 10-Q dated March 31, 1998, and incorporated herein by reference.

     10.10 Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated April 1, 1998, filed with the Form 10-Q dated March 31, 1998, and incorporated herein by reference.

     10.11 Flanders Corporation 1996 Director Option Plan, filed with the Form 10-K dated December 31, 1995, and incorporated herein by reference.

     10.12 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

     10.13 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.

     10.14 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the Form 10-K dated December 31, 1997 and incorporated herein by reference.

     10.15  Stock Option Agreement between Elite Acquisitions,  Inc., and Steven
            K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

     10.16 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Robert R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

     10.17 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.

     10.18 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with the Form 10-K dated December 31, 1997 and incorporated herein by reference.

     10.19  Stock Option Agreement between Elite  Acquisitions,  Inc. and Robert
            R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

     10.20 Employment Agreement between Eco-Air Products, Inc., and Leonard J. Fetcho.

     10.21 Stock Option Agreement between Flanders Corporation and Steven K. Clark dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

     10.22 Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

     10.23 Stock Option Agreement between Flanders Corporation and Steven K. Clark dated June 3, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

     10.24 Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated June 3, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

     21     Subsidiaries of the Registrant.

     24     Power of Attorney (included on Signature page of this report).

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

         Dated this 8th day of April, 1999.

                              FLANDERS CORPORATION


                              By  /s/ Robert R. Amerson
                                Robert R. Amerson
                                President, Chief Executive Officer,
                                and Director


                              By   /s/ Steven K. Clark
                                Steven K. Clark
                                Vice President/Chief Financial Officer,
                  Principal Accounting Officer, Chief Operating
                                Officer and Director

    KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Steven K. Clark, his attorney-in-fact, to sign any amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, hereby ratifying and confirming all the said attorney-in-fact may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Signature                        Title                          Date


 /s/ Robert R. Amerson    President, Chief Executive Officer    April 8, 1999
------------------------  and Director                          ________________
 Robert R. Amerson

                          Chief Operating Officer, Vice
                          President/Chief Financial Officer,
/s/ Steven K. Clark       Principal Accounting Officer and      April 8, 1999
 Steven K. Clark          Director                              ________________


/s/ William C. Gibbs      Director                              April 8, 1999
 William C. Gibbs                                               ________________


/s/ William H. Clark      Director                              April 8, 1999
 William H. Clark                                               ________________

                        CONSOLIDATED FINANCIAL STATEMENTS
                                       OF
                              FLANDERS CORPORATION


              For the Years ended December 31, 1998, 1997 and 1996

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors
Flanders Corporation
Washington, North Carolina


We have audited the accompanying consolidated balance sheets of Flanders Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flanders Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ McGladrey & Pullen, LLP

New Bern, North Carolina

March12, 1999, except for item (A) in Note 6 and the last paragraph of Note 6, as to which the date is March 31, 1999


                      FLANDERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997



ASSETS                                                   1998           1997
-------------------------------------------------    ------------   ------------
Current assets
  Cash and cash equivalents                          $ 13,672,685   $ 35,454,580
  Receivables:
    Trade, less allowance for doubtful accounts:
      1998 $551,725; 1997 $380,566 (Note 6)            26,670,650     20,794,675
    Other                                               2,177,301      1,336,282
  Inventories (Notes 2 and 6)                          25,518,804     16,520,154
  Deferred taxes (Note 10)                              1,421,847      1,057,383
  Income tax refund                                          --          217,737
  Other current assets                                    860,310        870,897
                                                     ------------   ------------
           Total current assets                        70,321,597     76,251,708
Related party receivables (Note 14)                     4,263,409      1,861,005
Other assets (Note 3)                                   3,114,844      2,842,767
Intangible assets (Notes 4 and 6)                      28,990,924     17,164,629
Property and equipment, net (Notes 5 and 6)            61,089,420     47,760,407
                                                     ------------   ------------
                                                     $167,780,194   $145,880,516
                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------

Current liabilities
  Notes payable, banks (Note 6)                      $  1,300,000   $       --
  Current maturities of long-term debt (Note 6)         1,265,014      1,092,442
  Accounts payable (Note 7)                            15,851,087     16,940,981
  Accrued expenses (Note 8)                             3,933,918      3,038,800
                                                     ------------   ------------
           Total current liabilities                   22,350,019     21,072,223
                                                     ------------   ------------
Long-term debt, less current maturities (Note 6)       30,105,714     13,679,052
                                                     ------------   ------------
Deferred taxes (Note 10)                                5,721,647      4,922,383
                                                     ------------   ------------
Commitments and contingencies (Notes 6, 12
  and 13)
Stockholders' equity (Notes 6, 9 and 16)
  Preferred stock, no par value, 10,000,000
    shares authorized; none issued                           --             --
  Common stock, $.001 par value; 50,000,000 shares
    authorized; issued and outstanding:
    1998 25,624,339; 1997 25,663,425                       25,624         25,663
  Additional paid-in capital                           90,077,257     91,969,830
  Retained earnings                                    19,499,933     14,211,365
                                                     ------------   ------------
                                                      109,602,814    106,206,858
                                                     ------------   ------------
                                                     $167,780,194   $145,880,516
                                                     ============   ============


                 See Notes to Consolidated Financial Statements


                      FLANDERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1998, 1997 and 1996

                                                  1998             1997            1996
                                             -------------    -------------    ------------
Net sales                                    $ 157,821,876    $ 134,135,433    $ 73,056,197
Cost of goods sold (Notes 12, 13 and 14)       121,442,367      100,812,262      53,597,621
                                             -------------    -------------    ------------
        Gross profit                            36,379,509       33,323,171      19,458,576
Operating expenses (Notes 12, 13 and 14)        28,408,118       24,156,197      13,459,721
                                             -------------    -------------    ------------
        Operating income                         7,971,391        9,166,974       5,998,855
                                             -------------    -------------    ------------
Nonoperating income (expense):
  Other income                                   1,858,732        1,234,541         975,750
  Interest expense                                (943,720)        (857,527)     (1,203,226)
                                             -------------    -------------    ------------
                                                   915,012          377,014        (227,476)
                                             -------------    -------------    ------------
        Income before income taxes               8,886,403        9,543,988       5,771,379
Income taxes (Note 10)                           3,597,835        3,704,723       2,177,591
                                             -------------    -------------    ------------
        Net income                           $   5,288,568    $   5,839,265    $  3,593,788
                                             =============    =============    ============
Earnings per common share (Note 17)
    Basic                                    $        0.21    $        0.32    $       0.27
                                             =============    =============    ============
    Diluted                                  $        0.20    $        0.27    $       0.23
                                             =============    =============    ============
Weighted average common shares
  outstanding (Note 17)
    Basic                                       25,133,820       18,508,763      13,171,440
                                             =============    =============    ============
    Diluted                                     27,106,924       22,477,184      16,383,962
                                             =============    =============    ============


                 See Notes to Consolidated Financial Statements

                      FLANDERS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997 and 1996

                                                                    Additional
                                                        Common        Paid-In        Retained
                                                         Stock        Capital        Earnings
                                                       --------    ------------    -----------
Balance, January 1, 1996                               $ 11,434    $  3,418,671    $ 4,778,312
  Issuance of 3,371,204 shares of common stock
    related to the Private Offerings (Note 9)             3,372      18,760,986           --
  Less committed capital (Note 9)                          --        (8,000,005)          --
  Issuance of 1,036,885 shares of common stock
    related to the Acquisitions                           1,037          (1,037)          --
  Valuation and release from escrow of 282,295
    shares of common stock related to the
    Acquisitions                                           --         2,681,803           --
  Issuance of 96,280 shares of common stock upon
    exercise of warrants                                     96         240,604           --
  Issuance of 13,200 shares of common stock upon
    exercise of options                                      13          32,987           --
  Income tax benefit from stock options exercised          --            37,433           --
  Fair value of warrants issued with convertible
    debt                                                   --            33,971           --
  Receivables secured by stock related to
    exercise of warrants                                   --          (240,700)          --
  Net income                                               --              --        3,593,788
                                                       --------    ------------    -----------
Balance, December 31, 1996                               15,952      16,964,713      8,372,100
  Release of committed capital (Note 9)                    --         8,000,005           --
  Issuance of 8,377,000 shares of common stock
    (Note 9)                                              8,377      57,045,636           --
  Issuance of 722,375 shares of common stock upon
    conversion of convertible debt (Note 9)                 722       4,381,689           --
  Issuance of 425,000 shares of common stock upon
    exercise of options (Note 16)                           425       1,262,075           --
  Valuation and release from escrow of 344,691
    shares of common stock related to the
    Acquisitions                                           --         2,984,635           --
  Issuance of 187,502 shares of common stock related
    to the Acquisitions (Note 11)                           187       1,394,452           --
  Income tax benefit from stock options exercised          --           969,125           --
  Issuance of receivables related to exercise of
    options                                                --        (1,262,500)          --
  Payment on receivables related to exercised
    warrants and options                                   --           230,000           --
  Net income                                               --              --        5,839,265
                                                       --------    ------------    -----------
Balance, December 31, 1997                               25,663      91,969,830     14,211,365
  Issuance of 110,000 shares of common stock to
    acquire remaining interest in a subsidiary
    from minority stockholders                              110         522,390           --
  Issuance of 121,264 shares of common stock upon
    non-cash exercise of stock options                      121            (121)          --
  Purchase and retirement of 731,350 shares of
    common stock                                           (731)     (3,284,827)          --
  Issuance of 461,000 shares of common stock upon
    exercise of options                                     461       1,152,039           --
  Issuance of receivables related to exercise of
    options                                                --          (722,500)          --
  Payment on receivables related to exercised
    options                                                --           235,700           --
  Income tax benefit of stock options exercised            --           253,795           --
  Registration of Company common stock                     --           (77,487)          --
  Valuation and release from escrow of 7,000
    shares of common stock related to the
    Acquisitions                                           --            28,438           --
  Net income                                               --              --        5,288,568
                                                       --------    ------------    -----------
Balance, December 31, 1998                             $ 25,624    $ 90,077,257    $19,499,933
                                                       ========    ============    ===========

                 See Notes to Consolidated Financial Statements

                      FLANDERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997 and 1996

                                                           1998            1997            1996
                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                           $  5,288,568    $  5,839,265    $  3,593,788
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                       5,120,043       3,799,957       1,485,740
      Provision for doubtful accounts                       111,159           9,086        (120,423)
      Allowance for obsolete inventory                       32,414          17,000        (115,000)
      (Gain) loss on sale of property and equipment         (41,221)         31,942         (54,002)
      Gain on sale of real estate                           (48,767)           --              --
      Gain on disposition of cash value of life
        insurance                                              --              --           (24,600)
      Realized gain on sale of marketable securities           --              --            12,123
      Deferred income taxes                                 185,814         (34,555)       (113,520)
      Income tax benefit from exercise of stock
        options                                             253,795         969,125          37,433
      Change in working capital components, net of
        effects from
          acquisitions:
          Receivables                                    (4,152,080)     (3,245,972)       (871,440)
          Inventories                                    (6,236,258)     (6,554,150)       (504,576)
          Other current assets                              131,515        (183,373)       (520,092)
          Accounts payable                               (2,267,358)      5,920,363        (997,168)
          Accrued expenses                                  (99,649)        (22,597)        302,682
          Income tax (payable) refund                       925,243        (696,450)       (497,767)
                                                       ------------    ------------    ------------
                      Net cash provided by (used in)
                                operating activities       (796,782)      5,849,641       1,613,178
                                                       ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash acquired                    (15,455,160)           --       (31,971,448)
  Purchase of equipment                                 (16,877,214)    (20,287,003)     (2,501,308)
  Proceeds from sale of marketable equity securities           --              --           823,396
  Proceeds from sale of property and equipment               96,005          92,572         226,234
  Proceeds from sale of real estate                         259,253            --              --
  Proceeds from disposition of cash value of life
    insurance                                                  --              --           884,895
  Disbursements on notes receivables, stockholders       (2,402,404)       (955,075)       (905,930)
  Proceeds from repayment of notes receivable,
    stockholders                                               --              --           458,428
  Disbursements on trademarks and trade names                (9,224)           --           (17,246)
  Disbursement on deferred expenses                        (248,923)       (461,824)           --
  Proceeds from repayment of notes receivable
    related to exercise of options and warrants             235,700         230,000            --
  Decrease (increase) in cash designated for
    equipment additions                                     856,441        (856,441)           --
  Disbursements on prepaid commissions                     (348,058)       (491,273)           --
  Disbursements for deposits                               (385,067)       (415,464)           --
  Increase in cash value of life insurance                   (6,071)        (21,054)        (25,272)
                                                       ------------    ------------    ------------
               Net cash used in investing activities    (34,284,722)    (23,165,562)    (33,028,251)
                                                       ------------    ------------    ------------

                                  - Continued -

                 See Notes to Consolidated Financial Statements

                      FLANDERS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                  Years Ended December 31, 1998, 1997 and 1996

                                                            1998            1997           1996
                                                       -------------   -------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on revolving credit agreement               $ (26,100,000)  $ (62,320,442)  $(58,637,083)
  Proceeds from revolving credit agreement                39,000,000      46,378,297     67,618,777
  Proceeds from long-term borrowings                       4,500,000      10,050,118      9,340,200
  Principal payments on long-term borrowings              (1,167,346)     (8,781,901)    (2,782,871)
  Proceeds from issuance of common stock, net of
    committed capital                                           --        57,054,013     11,894,353
  Release of committed capital                                  --         8,000,005           --
  Disbursement of loan origination fees                         --              --         (634,689)
  Purchase of common stock for retirement                 (3,285,558)           --             --
  Proceeds from exercise of options and warrants             430,000            --           33,000
  Proceeds from issuance of convertible debt                    --              --        4,000,000
  Cost to register common stock                              (77,487)           --             --
                                                       -------------   -------------   ------------
           Net cash provided by financing activities      13,299,609      50,380,090     30,831,687
                                                       -------------   -------------   ------------
                     Net increase (decrease) in cash
                                and cash equivalents     (21,781,895)     33,064,169       (583,386)
CASH AND CASH EQUIVALENTS
  Beginning                                               35,454,580       2,390,411      2,973,797
                                                       ------------    ------------    ------------
  Ending                                               $  13,672,685   $  35,454,580   $  2,390,411
                                                       =============   =============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest, net of $295,089 and $424,332 interest
      capitalized to property and equipment for 1998
      and 1997, respectively                           $     837,576   $   1,328,380   $    732,976
                                                       =============   =============   ============
    Income taxes                                       $   2,486,778   $   4,435,728   $  2,293,555
                                                       =============   =============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
  Fair value of warrants issued with convertible
    debt                                               $        --     $        --     $     33,971
                                                       =============   =============   ============
  Valuation and  release  from  escrow of 7,000,  344,691 and 282,295  shares of common stock related to the Acquisitions for the years ended
    December 31, 1998, 1997 and 1996, respectively     $      28,438   $   2,984,635   $  2,681,803
                                                       =============   =============   ============
  Commissions payable on gross proceeds from
    issuance of common stock                           $        --     $        --     $  1,130,000
                                                       =============   =============   ============
  Issuance of 96,280 shares of common stock upon
    exercise of warrants in exchange for receivables   $        --     $        --     $    240,700
                                                       =============   =============   ============
  Issuance of  289,000  and  425,000  shares of common  stock upon  exercise  of options in exchange for receivable for the years ended December 31, 1998
    and 1997, respectively                             $     722,500   $   1,262,500   $       --
                                                       =============   =============   ============
  Issuance of 722,375 shares of common stock upon
    conversion of $4,000,000 of convertible debt and
    $382,411 of related accrued interest               $        --     $   4,382,411   $       --
                                                       =============   =============   ============
  Acquisition of property through assumption of debt   $        --     $   1,642,099   $       --
                                                       =============   =============   ============

                                  - Continued -

                 See Notes to Consolidated Financial Statements

                      FLANDERS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                  Years Ended December 31, 1998, 1997 and 1996


                                                           1998            1997            1996
                                                       ------------    ------------    ------------
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
  ACTIVITIES (Continued)
    Cancellation of capital lease                      $       --      $  2,764,634    $       --
                                                       ============    ============    ============
    Capital lease obligation incurred for use of
      property and equipment                           $    116,580    $       --      $    284,250
                                                       ============    ============    ============
    Issuance of stock in exchange for minority
      interest                                         $    522,500    $       --      $       --
                                                       ============    ============    ============
ACQUISITION OF COMPANIES (Note 11)
  Working capital acquired, net of cash and cash
    equivalents received                               $  2,635,781    $    270,646    $  4,677,588
  Fair value of other assets acquired, principally
    property and equipment                                1,742,794         930,000      25,152,612
  Goodwill                                               11,106,585         547,393      10,823,053
  Long-term debt assumed                                    (30,000)       (353,400)     (8,681,805)
                                                       ------------    ------------    ------------
                                                       $ 15,455,160    $  1,394,639    $ 31,971,448
                                                       ============    ============    ============

                 See Notes to Consolidated Financial Statements

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  1.      Nature of Business and Significant Accounting Policies

Nature of business: Flanders Corporation (the "Company") designs, manufactures and markets a broad range of air filtration products, including (i) high-end High Efficiency Particulate Air ("HEPA") filters, with at least 99.97% efficiency, and Absolute Isolation Barriers for the creation of synthesized atmospheres to control manufacturing environments and for the absolute control and containment of contaminants and toxic gases in certain manufacturing processes; (ii) mid-range filters for individual and commercial use, which fall under specifications which are categorized by efficiency ratings established by the American Society of Heating Refrigeration and Air Conditioning Engineers ("ASHRAE"); and (iii) standard-grade, low cost filters with efficiency ratings below 30% sold typically off-the-shelf for standard residential and commercial furnace and air conditioning applications. Approximately 70% of the Company's net sales are from products with high replacement potential. The Company's air filtration products are utilized by many industries, including those associated with commercial and residential heating ventilation and air conditioning systems ("HVAC" systems), semiconductor manufacturing, ultra-pure materials, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. The Company also designs and manufactures its own production equipment to allow for highly automated manufacturing of these products. Furthermore, the Company produces glass-based filter media for some of its products to maintain control over the quality and composition of such media. The Company has only one segment, filtration products.

Net sales for the years ended December 31, 1998 and 1997 included sales to the following major customers, together with the receivables due from those customers:

                               Amount of Net Sales     Trade Receivable Balance
                             Year Ended December 31,       As of December 31,
                             -----------------------   ------------------------
                                1998         1997         1998         1997
                             ----------   ----------   ----------   -----------
  Customer A .............   16,030,892   14,962,349    1,112,788    1,156,094
  Customer B .............   16,197,490   10,466,677    2,286,944    1,157,019

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

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, except for one subsidiary which was 80 percent owned for the years ended December 31, 1998 and 1997. The Company acquired the remaining interest in a subsidiary during the year ended December 31, 1998, which was 63.0 percent owned by one of the Company's subsidiaries for the years ended December 31, 1997 and 1996. All material intercompany accounts and transactions have been eliminated in consolidation. Amounts of minority interest are insignificant.

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

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.       Nature of Business and Significant Accounting Policies - Continued


Goodwill: The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight line basis over 40 years. At each balance sheet date, the Company evaluates goodwill for impairment by comparing expectations of non-discounted future cash flows excluding interest costs with the carrying value of goodwill for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1998.

Trademarks and trade names: Trademarks and trade names are being amortized on a straight line basis over 17 years. At each balance sheet date, the Company evaluates the value of trademarks and tradenames for impairment by comparing expectations of non-discounted future cash flows excluding interest costs with the carrying value of trademarks and trade names for each trademark or trade name having a material unamortized balance. Based upon its most recent analysis, the Company believes that no impairment of trademarks and trade names exists at December 31, 1998.

Property and equipment: Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives. Amortization of capital leases is included in depreciation expense. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 1998.

Revenue recognition: All sales are recognized when shipments are made to customers.

Export sales: The Company sells some products for end users outside of the United States through domestic specialty cleanroom contractors. These sales are accounted for as domestic sales. The Company also sells products through foreign distributors, primarily in Europe, and a wholly owned subsidiary, which sells to customers in the Far East. Sales through foreign distributors and its wholly owned subsidiary total less than 5% of net sales. Assets held outside the United States are negligible.

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

Research and development: Research and development expenses and ongoing costs associated with improving existing products and manufacturing processes are expensed in the period incurred. Costs associated with research and development amounted to approximately $2,250,000, $373,000 and $460,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

Reclassifications: Certain account balances for the years ended December 31, 1997 and 1996 have been reclassified with no effect on net income or retained earnings to be consistent with the classification adopted for the year ended December 31, 1998.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.       Inventories

Inventories consists of the following at December 31, 1998 and 1997:

                                                         1998           1997
                                                     ------------   ------------
Finished goods                                       $ 12,988,501   $  7,456,542
Work in progress                                        1,036,809      1,924,024
Raw materials                                          11,587,908      7,201,588
                                                     ------------   ------------
                                                       25,613,218     16,582,154
Less allowance for obsolete raw materials                  94,414         62,000
                                                     ------------   ------------
                                                     $ 25,518,804   $ 16,520,154
                                                     ============   ============


Note 3.       Other Assets

Other assets consist of the following at December 31, 1998 and 1997:

                                                         1998           1997
                                                     ------------   ------------
Real estate held for sale                            $     56,000   $    266,486
Cash value of officers' life insurance                    104,921         98,850
Cash designated for equipment acquisitions                   --          856,441
Prepaid commissions                                       839,331        491,273
Deposits                                                  800,531        415,464
Deferred expenses, net of accumulated amortization
  $108,643 1998; $49,207 1997                             903,740        714,253
Other                                                     410,321           --
                                                     ============   ============
                                                     $  3,114,844   $  2,842,767
                                                     ============   ============


Note 4.       Intangible Assets

Intangible assets consist of the following at December 31, 1998 and 1997:

                                                         1998           1997
                                                     ------------   ------------
Goodwill, net of accumulated amortization $980,253
  1998; $415,468 1997                                $ 28,095,134   $ 16,217,984
Trademarks and trade names, net of accumulated
  amortization of $135,178 1998; $75,099 1997             895,790        946,645
                                                     ------------   ------------
                                                     $ 28,990,924   $ 17,164,629
                                                     ============   ============

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.       Property and Equipment


Property and equipment consist of the following at December 31, 1998 and 1997:

                                                                                     Estimated
                                                         1998         1997         Useful Lives
                                                     -----------   -----------    ------------
Land                                                 $ 1,018,007   $ 1,018,007
Buildings                                             29,374,879    24,026,169    15-40 years
Machinery and equipment, including assets acquired
  under capital lease:  1998 $1,133,980;
  1997 $1,007,144                                     35,605,613    23,645,191    10 years
Office equipment                                       4,557,195     3,115,607    5 years
Vehicles                                                 963,289       635,844    5 years
Construction in progress                               3,640,045     4,966,421
                                                     -----------   -----------
                                                      75,159,028    57,407,239
Less accumulated depreciation, including
  amortization applicable to assets acquired under
  capital lease: 1998 $264,312; 1997 $158,354         14,069,608     9,646,832
                                                     -----------   -----------
                                                     $61,089,420   $47,760,407
                                                     ===========   ===========


Total depreciation expense charged to operations totaled $4,435,744,  $3,103,271
and  $1,382,741  for  the  years  ended  December  31,  1998,   1997  and  1996,
respectively.


Note 6.  Pledged Assets and Debt

A summary of the Company's debt, and collateral pledged thereon, consists of the following at December 31, 1998 and 1997:

                                                            1998         1997
                                                         ----------   ----------
Short-term debt:

Lower of Prime or LIBOR  plus  defined  percentage
  line of credit agreements (A)  .....................   $1,300,000   $     --
                                                         ==========   ==========

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.  Pledged Assets and Debt - Continued

                                                            1998         1997
                                                        -----------   ----------
Long-term debt:

Lower of Prime or LIBOR  plus  defined  percentage
  line of credit agreements (A)  ....................   $13,000,000   $     --

Prime plus 0.25  percent  notes  payable  to a mortgage  company  due in monthly payments of $30,096 including interest through January 2006, at which time all unpaid  principal  is due,  collateralized  by a deed  of  trust  on land  and buildings with a carrying value of approximately
  $3,530,000 at December 31, 1998  ..................     1,795,731    1,988,226

10.125 percent note payable to a mortgage  company,  due in monthly  payments of
  $13,775,  including interest through July 2004, collateralized by a first deed of trust on real property with a carrying value of  approximately  $974,000 at
  December 31, 1998, and a second security
  interest in certain machinery and equipment .......       693,513      783,519

Various notes  payable to a bank with  interest at prime plus .25 percent due in monthly installments of $12,038, including interest, expiring at various times through  April  2004,  collateralized  by a deed of trust on  property  with a carrying value of approximately
  $1,510,000 at December 31, 1998  ..................     1,180,226    1,228,372

6.5 percent note  payable to a regional  development  authority,  due in varying quarterly installments,  plus interest,  through December 2017, collateralized by a security agreement and financing  statement on real and personal property with a carrying value of approximately
  $5,400,000 at December 31, 1998  ..................     5,845,000    6,000,000

Note  payable  to a bank  with  interest  at 7.9  percent  until  June 2001 when interest rate changes to prime plus 0.25 percent,  due in monthly  payments of
  $7,098  including  interest through June 2017 subject to a call option in June
  2007,  collateralized  by a deed of trust on real  properties  with a carrying value of
  approximately $1,870,000 at December 31, 1998  ....       849,751      866,335

Industrial  revenue bond with a variable tax exempt  interest rate as determined by a remarketing agent which was 4.1% at December 31, 1998,  collateralized by a $4,500,000 letter of credit
  which expires February 2000 .......................     4,500,000         --

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.  Pledged Assets and Debt - Continued

                                                          1998          1997
                                                       -----------   -----------
Note payable to industrial  development authority,
  with an interest rate of 83 percent of prime rate, due in monthly installments of $11,333 plus interest  through  January 2005,  collateralized  by a deed of trust on real property with a carrying value of approximately
  $2,900,000 at December 31, 1998  .................   $   838,810   $   963,477

Note payable to a bank with  interest  at LIBOR plus an adjusted  base rate,  as defined, due in monthly installments of $17,788 plus interest,  with a balloon payment due on June 30, 2002, of $1,120,625,  collateralized  by a second deed of trust and security  agreement  on real  property  with a carrying  value of approximately
  $2,900,000 at December 31, 1998  .................     1,849,920     2,081,161

Various contracts payable including  capital lease  obligations;  interest rates from 6.3 percent to 9.6 percent and 5.9 percent to 9.6 percent at December 31,
  1998 and 1997,  respectively,  collateralized  by  certain  equipment;  due in monthly payments of  approximately$40,000  and $30,000  including  interest at
  December 31, 1998 and 1997, respectively, expiring at various
  times through May 2003  ..........................       817,777       860,404
                                                       -----------   -----------
                                                        31,370,728    14,771,494

Less current maturities ............................     1,265,014     1,092,442
                                                       -----------   -----------
                                                       $30,105,714   $13,679,052
                                                       ===========   ===========

 (A) At December 31, 1998, the Company has revolving credit facilities with banks which provide lines of credit up to a maximum principal amount of $33,000,000 and $30,000,000 at December 31, 1998 and 1997, respectively.
     The lines of credit bear interest rates at the option of the Company at either 1) prime rate, which was 7.75% at December 31, 1998, or 2) LIBOR, which was 5.06% at December 31, 1998, plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth. The line of credit agreements expire in February 2000. The lines of credit are collateralized by the pledge of all common stock of the subsidiaries owned by the Company.

In connection with the line of credit agreements and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, not paying dividends and maintenance of certain financial ratios at all times including a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio.

The Company was in violation of certain covenants with a lender as of December 31, 1998; however, these violations have been waived by the lender through January 1, 2000.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.  Pledged Assets and Debt - Continued

Aggregate maturities required on long-term debt as of December 31, 1998 are due in future years as follows:

   Fiscal Years Ending
   -------------------
         1999                                        $ 1,265,014
         2000                                         18,707,863
         2001                                          1,114,798
         2002                                          2,377,988
         2003                                            990,142
         Later years                                   6,914,923
                                                     -----------
                                                     $31,370,728
                                                     ===========


Note 7.       Accounts Payable

Accounts payable consist of the following at December 31, 1998 and 1997:

                                                         1998           1997
                                                     ------------   ------------
Accounts payable, trade                              $ 13,889,388   $ 14,589,651
Commissions payable                                     1,577,470      1,795,944
Customer deposits                                         384,229        555,386
                                                     ------------   ------------
                                                     $ 15,851,087   $ 16,940,981
                                                     ============   ============


Note 8.       Accrued Expenses


Accrued expenses consists of the following at December 31, 1998 and 1997:

                                                         1998           1997
                                                     ------------   ------------
Payroll                                              $  1,618,197   $  1,051,981
Insurance, including workers compensation               1,133,331        939,548
Sales and use taxes                                        65,679        186,015
Interest                                                  137,424         31,281
Income tax payable                                        298,458           --
Other                                                     680,829        829,975
                                                     ------------   ------------
                                                     $  3,933,918   $  3,038,800
                                                     ============   ============

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9.       Stockholders' Equity

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

In September 1996, the Company issued $4,000,000 of 10% Convertible Notes pursuant to Regulation S to certain unrelated offshore investors. The notes were payable on September 20, 1999 and were convertible at any time commencing forty-one (41) days after issuance into shares of common stock. During the year ended December 31, 1997, all $4,000,000 of Convertible Notes were converted into 722,375 shares of common stock. In connection with the 10% Convertible Notes, certain unrelated offshore investors were given a contractual right to receive, on the date of the conversion of the Notes into common stock, warrants to purchase such number of shares of common stock equal to ten percent (10%) of the number of common shares issued upon any such conversion. During the year ended December 31, 1997, 72,239 warrants were issued due to the conversion of convertible debt into common stock. The exercise price of the warrants was equal to the amount per share at which the 10% Convertible Notes were converted into common stock.

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

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10.      Income Tax Matters


The components of income tax expense for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                  1998             1997            1996
                                             -------------    -------------    ------------
Current:
  Federal                                    $   2,655,933    $   3,266,645    $  1,750,374
  State                                            756,088          472,633         540,737
                                             -------------    -------------    ------------
                                                 3,412,021        3,739,278       2,291,111
                                             -------------    -------------    ------------
Deferred:
  Federal                                          162,098         (151,017)        (42,509)
  State                                             23,716          116,462         (71,011)
                                             -------------    -------------    ------------
                                                   185,814          (34,555)       (113,520)
                                             -------------    -------------    ------------
                                             $   3,597,835    $   3,704,723    $  2,177,591
                                             =============    =============    ============


The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income for years ended December 31, 1998, 1997 and 1996 due to the following:

                                                           1998            1997            1996
                                                       ------------    ------------    ------------
Computed "expected" tax expense                        $  3,021,374    $  3,244,956    $  1,962,269
Increase (decrease) in income taxes resulting
  from:
    Nondeductible expenses                                  150,210          82,051          33,158
    Nontaxable income                                       (23,874)           --              --
    State income taxes net of federal tax benefit           515,233         435,000         115,027
    Change in valuation allowance                           (17,479)        (19,224)         22,822
    Tax credits                                             (47,629)         (5,396)        (10,914)
    Other                                                      --           (32,664)         55,229
                                                       ------------    ------------    ------------
                                                       $  3,597,835    $  3,704,723    $  2,177,591
                                                       ============    ============    ============

Net deferred tax assets and liabilities consist of the following components as of December 31, 1998 and 1997:

                                                         1998           1997
                                                     ------------   ------------
Deferred tax assets:
  Accounts receivable allowance                      $    103,454   $     56,711
  Inventory allowances                                    547,446        418,028
  Accrued expenses                                        773,041        564,398
  Loss carryforwards                                         --           37,819
                                                     ------------   ------------
                                                        1,423,941      1,076,956
  Less valuation allowance                                  2,094         19,573
                                                     ------------   ------------
                                                        1,421,847      1,057,383
Deferred tax liabilities:
  Property and equipment                               (5,721,647)    (4,922,383)
                                                     ------------   ------------
                                                     $ (4,299,800)  $ (3,865,000)
                                                     ============   ============

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10.      Income Tax Matters - Continued


The components giving rise to the net deferred tax assets and liabilities described above have been included in the accompanying consolidated balance sheets at December 31, 1998 and 1997 as follows:

                                                         1998           1997
                                                     ------------   ------------
Current assets                                       $  1,421,847   $  1,057,383
Noncurrent liabilities                                 (5,721,647)    (4,922,383)
                                                     ------------   ------------
                                                     $ (4,299,800)  $ (3,865,000)
                                                     ============   ============


Note 11.      Mergers and Acquisitions

On May 31, 1996, the Company completed the acquisition of all the outstanding stock of Charcoal Service Corporation ("CSC"), a competing carbon filter and containment manufacturer, as well as the land and building on which CSC operates that was owned by the stockholders of CSC. The total cost of acquisition, net of cash acquired, was approximately $4,497,000, and up to 100,000 shares of the Company's common stock, which are being held in escrow pending the evaluation of certain future performance criteria. Upon achieving certain performance criteria, the common stock released from escrow is valued at the market price on the date of release and added to the goodwill associated with the purchase transaction and amortized over the remaining amortization period of the respective goodwill asset. The acquisition was funded by private placement of the Company's common stock which was completed in June 1996. The effective date of the acquisition was March 1, 1996, and the Company's financial statements include the operating activities and assets of CSC from that date. As of December 31, 1998, 86,000 CSC escrow shares with a market value of $656,938 were released from escrow to the CSC sellers.

On June 15, 1996, the Company completed the acquisition of all the outstanding stock of Air Seal Filter Housings, Inc. ("Airseal"), as well as the land and building on which Airseal operates that was owned by the stockholders of Airseal. The total cost of acquisition, net of cash acquired, was approximately $2,270,000 and up to 150,000 shares of the Company's common stock, which are being held in escrow pending the evaluation of certain future performance criteria. Upon achieving certain performance criteria, the common stock released from escrow is valued at the market price on the date of release and added to the goodwill associated with the purchase transaction and amortized over the remaining amortization period of the respective goodwill asset. The acquisition was funded by a private placement of the Company's common stock completed in June 1996. The effective date of the acquisition was May 31, 1996, and the Company's financial statements include the operating activities and assets of Airseal from that date. As of December 31, 1998, no shares have been released from escrow to the Airseal sellers.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11.      Mergers and Acquisitions - Continued


On September 23, 1996, the Company acquired all the outstanding stock of Precisionaire, Inc. ("Precisionaire"), a manufacturer of precision air filters, containment systems and filtration equipment, as well as a tract of land and a building on which Precisionaire operates that was owned effectively by the majority stockholders of Precisionaire. The total cost of acquisition, net of cash acquired, was approximately $25,205,000 with a post closing valuation allowance of up to 786,885 shares of the Company's common stock, which were placed in escrow, to be released only if certain performance criteria are met. Upon achieving certain performance criteria, the common stock released from escrow is valued at the market price on the date of release and added to the goodwill associated with the purchase transaction and amortized over the remaining amortization period of the respective goodwill asset. The acquisition of Precisionaire, Inc. was funded by a private placement of the Company's common stock, subordinated debentures and convertible debt closed on October 16, 1996, a credit facility provided by NationsBank consisting of (1) a revolving credit facility in the maximum principal amount of $25,000,000 and (2) a term loan facility in the maximum principal amount of $6,500,000, and the assumption of approximately $2,200,000 of debt associated with a mortgage on the purchased land and building. The effective date of the acquisition for financial statement purposes was September 30, 1996, and the Company's financial statements include the operating activities and assets of Precisionaire from that date. As of December 31, 1998, 547,956 Precisionaire escrow shares with a market value of $5,037,938 were released from escrow to the Precisionaire sellers, and the remainder of the escrow shares have expired.

On May 7, 1998, the Company agreed to acquire substantiall all of the outstanding stock of Eco-Air Products, Inc. ("Eco-Air"). The total cost of the acquisition, net of cash acquired, was approximately $15,455,160, plus the Company's common stock equivalent in value to $5,000,000 or cash if certain performance criteria are met. Upon achieving certain performance criteria, common stock will be issued or a liability recorded for cash payment over a five year period and will be added to goodwill associated with the purchase transaction and amortized over the remaining amortization period of the respective goodwill asset. The acquisition of Eco-Air was funded by utilizing a revolving credit facility which provides a line of credit up to a maximum principal amount of $30,000,000. The effective date of the acquisition for financial statement purposes was June 30, 1998, and the Company's financial statements include the operating activities and assets of Eco-Air from that date. As of December 31, 1998, no shares have been issued or liability recorded to the Eco-Air sellers as a result of achieving performance criteria.

Summarized below are the unaudited pro forma results of operations of the Company as though Eco-Air had been acquired at the beginning of the fiscal year ended December 31, 1997, and Precisionaire, CSC and Airseal had been acquired at the beginning of the fiscal year ended December 31, 1996.

                                                  1998             1997            1996
                                             -------------    -------------    ------------
Revenues                                     $ 181,530,726    $ 156,487,071    $128,221,517
                                             =============    =============    ============
Net income                                   $   5,341,880    $   6,131,672    $  5,678,195
                                             =============    =============    ============
Net income per common share, basic           $        0.21    $        0.33    $       0.38
                                             =============    =============    ============
Net income per common share, diluted         $        0.20    $        0.27    $       0.30
                                             =============    =============    ============

Effective December 1, 1997, the Company acquired all the outstanding stock of Glass Fiber Industries, Inc. ("GFI"), a manufacturer of glass fiber, by exchanging 187,502 shares of the Company's stock for all the outstanding stock of GFI in a tax free merger. The total cost of acquisition was $1,394,639, based on the price of the Company's stock on November 26, 1997, of approximately $7.44. Pro forma results of operations of the Company as though GFI had been acquired as of January 1, 1996 are not presented because amounts of pro forma differences are not significant.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12.      Commitments and Contingencies

Employment Agreements and Discretionary Bonuses:

The Company has employment agreements with its President and Chief Executive Officer, its Chief Operating Officer/Vice President Finance/Chief Financial Officer and its Vice President of Operations, which expire at various times from March 2003 to December 2005. In addition to a base salary, the agreements provide for a termination payment ranging from one hundred to two hundred and fifty percent of their base compensation in the event the officers' employment is terminated under various circumstances.

The Company pays discretionary cash bonuses to its employees. The amount of these cash bonuses included in cost of goods sold and operating expenses totaled approximately $296,000 for the year ended December 31, 1996. The Company did not pay bonuses for the years ended December 31, 1998 and 1997.

Litigation:

The Company is involved in a dispute with a customer involving a trade account receivable of approximately $2.6 million. The customer contends that certain filters manufactured by the Company did not conform to specifications. Independent testing and other information available to management indicate the receivable should be fully collectible. However, it is reasonably possible the estimate of collection may change in the near term.

Lease Commitments and Total Rental Expense:

Certain equipment and buildings are leased under agreements expiring between 1999 and 2003. The following is a schedule for the total rental commitments under these leases as of December 31, 1998:

  Fiscal Years Ending
------------------------
        1999                                                 $  1,672,908
        2000                                                    1,065,484
        2001                                                      720,626
        2002                                                      237,041
        2003                                                       80,364
                                                             ============
                                                             $  3,776,423
                                                             ============

The total rental expense charged to operations totaled approximately 2,000,000, $2,300,000 and $465,000 for the years ended December 31, 1998, 1997 and 1996, respectively.


Note 13.      Employee Benefit Plans


During 1996, due to the Acquisitions, the Company had four defined contribution 401(k) salary reduction plans intended to qualify under section 401(a) of the Internal Revenue Code of 1986, as amended; one for each of Flanders Filters, Inc. ("FFI"), CSC, Airpure and Precisionaire (collectively, the "401(k) Plans"). The 401(k) plans allow employees to defer up to the lessor of a plan defined limit ranging from 12 percent to 20 percent of their salary, depending on which of the 401(k) the employees participate, or such amount as determined by the U.S. Secretary of the Treasury, with the Company contributing an amount determined by its Board of Directors each year. Effective January 1, 1997, the Company combined the 401(k) Plans into the Flanders Corporation 401(k) Salary Savings Plan ("Salary Savings Plan"). The Salary Savings Plan allows the eligible employees, as defined in the plan document, to defer up to 15 percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company's Board of Directors. The Company contributed approximately $168,000, $145,000 and $44,000 to the Salary Savings Plan and the 401(k) Plans for the years ended December 31, 1998, 1997 and 1996, respectively.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13.      Employee Benefit Plans - Continued


The Company employee benefit program also includes health, accident, dental, life insurance and disability benefits. Substantially all the Company's subsidiaries have elected to self-insure the health and accident insurance at an individual maximum ranging from $30,000 to $80,000 per employee per claim year. A stop loss policy is maintained for subsidiaries that are self-insured, which covers 100 percent of liability over amounts ranging from $30,000 to $80,000 per occurrence per individual per plan year. The employer's portion of claims charged to operations totaled approximately $1,160,000, $650,000 and $222,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

During the year ended December 31, 1996, the Company adopted the Long Term Incentive Plan ("LTI Plan") to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 1,986,000 shares of Common Stock reserved for award under the LTI Plan. During the years ended December 31, 1998, 1997 and 1996, the Company awarded options to purchase 316,850, 95,600 and 236,520 shares of Common Stock under the LTI Plan, respectively. See Note 16.

During the year ended December 31, 1996, the Company also adopted the 1996 Director Option Plan which provides for the grant of stock options to outside directors of the Company who were elected or appointed after February 1, 1996, and who were not existing directors on the effective date of the plan. Each such outside director who is serving as a director on January 1 of each calendar year will automatically be granted an option to acquire up to 5,000 shares of Common Stock on such date, assuming such outside director had been serving for at least six months prior to the date of grant. The Company has reserved 500,000 shares of its Common Stock for issuance under the 1996 Director Option Plan which expires in 2006. During the years ended December 31, 1998 and 1997, the Company awarded options to purchase 115,000 and 5,000, respectively, shares of Common Stock under the 1996 Director Option Plan. See Note 16.

During the year ended December 31, 1996, the Company also awarded options to purchase a total of 4,000,000 shares of its common stock to two of its officers and directors and options to purchase a total of 900,000 shares of its common stock to consultants to the Company. See Note 16.

As permitted under generally accepted accounting principles, grants under the LTI Plan and other grants of options are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the LTI Plan, since all options granted had an exercise price at or above the market price of the Company's common stock on the date of grant. Had compensation cost for the LTI Plan been determined based on the grant date fair values of awards using the Black-Scholes option pricing model (the method described in FASB Statement No. 123), reported net income and earnings per common share would have been reduced to the pro forma amounts shown below for the years ended December 31, 1998, 1997 and 1996:

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13.      Employee Benefit Plans - Continued


                                                           1998            1997            1996
                                                       ------------    ------------    ------------
Net income:
  As reported                                          $  5,288,568    $  5,839,265    $  3,593,788
  Pro forma                                            $  4,962,085    $  5,766,265    $    765,682
Basic earnings per share:
  As reported                                          $       0.21    $       0.32    $       0.27
  Pro forma                                            $       0.20    $       0.31    $       0.06
Diluted earnings per share:
  As reported                                          $       0.20    $       0.27    $       0.23
  Pro forma                                            $       0.18    $       0.26    $       0.05

Weighted average fair value per option of options
  granted during the year                              $       1.40    $       2.11    $       0.89

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option pricing method prescribed in FASB Statement No. 123, with the following assumptions: Dividend rate of 0%; risk-free interest rates based upon the zero-coupon rate on the date of grant for the expected life of the option; and expected price volatility on the date of grant. Weighted average assumptions for options granted in 1998, 1997 and 1996 were as follows: Dividend rate of 0%; average risk-free interest rate of 5.18%, 6.11% and 5.46%, respectively; average expected lives of 4.3, 2.5 and 2.4 years, respectively; and average expected price volatility of 40%, 40% and 20%, respectively.


Note 14.      Related Party Transactions and Balances


ABB Partnership, as landlord, and Flanders Airpure Products, a subsidiary of FFI, as tenant, entered into a Lease Agreement, dated July 31, 1995. ABB Partnership is controlled by the president of the Company. The lease, which is a month to month lease of $10,938 per month, was entered into on terms believed by Airpure to be fair and reasonable and generally reflective of market conditions. The expense for this lease for the years ended December 31, 1997 and 1996 amounted to $41,607 and $84,375, respectively. In May 1997, the Company purchased the property from ABB Partnership for $879,862.

LHB Realty, as landlord, and Precisionaire, as tenant, entered into a year-to-year Lease Agreement. A former Director of the Company is the managing partner of LHB Realty. The year-to-year lease was entered into on terms believed by the Company to be fair and reasonable and generally reflective of market conditions. The expense for this lease for the years ended December 31, 1997 and 1996 amounted to approximately $81,000 and $49,000, respectively. In June 1997, the Company purchased the property from LHB Partnership for $910,000.

At December 31, 1998 and 1997, the Company had notes receivable of $4,263,409 and $1,861,005 due from various directors, officers and employees with interest thereon varying between 6.31% and 8.75%, maturing at various dates to June 2003.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15.      Disclosures About Fair Value of Financial Instruments


The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash equivalents: The carrying amount approximates fair value at December 31, 1998 and 1997 because of the short maturity of those instruments.

Notes receivable, related party: Based on the investing rates currently available to the Company from financial institutions with similar maturities, the fair value of notes receivable, related party, approximates the carrying value.

Notes payable, long-term debt and convertible debt: Based on the borrowing rates currently available to the Company for bank loans with similar maturities and similar collateral requirements, the fair value of notes payable and long-term debt approximates the carrying amounts at December 31, 1998 and 1997.


Note 16.      Stock Options and Warrants


During the year ended December 31, 1998, the Company granted options to purchase 316,850 shares of common stock under its LTI Plan at a weighted average exercise price of $4.64 per share. The Company issued options to purchase 10,000 shares under the Director Option Plan, at a weighted average exercise price of $8.50 per share. The Company also issued options to purchase 5,000 shares at a weighted average exercise price of $8.50 per share. All options granted during the year ended December 31, 1998 were non-qualified fixed price options, and 176,850 options were not exercisable at December 31, 1998.

The following table summarizes the activity related to the Company's stock options and warrants for the years ended December 31, 1998, 1997 and 1996:


                                           Shares                                        Weighted Average
                                   ----------------------        Exercise Price           Exercise Price
                                                                    per Share                per Share
                                               Stock     --------------------------------------------------
                                   Warrants   Options        Warrants        Options     Warrants  Options
                                   ------------------------------------------------------------------------
Outstanding at January 1, 1996      61,280   2,500,000   $         2.50   $       1.00   $   2.50  $   1.00
  Granted                           97,712   5,136,520   $  2.50 - 9.63   $2.50 - 9.50   $   5.29  $   4.61
  Exercised                         96,280      13,200   $         2.50   $       2.50   $   2.50  $   2.50
  Canceled or expired               37,712        --     $         5.00   $       --     $   5.00  $--
                                   -------------------
Outstanding at December 31, 1996    25,000   7,623,320   $         9.63   $1.00 - 9.50   $   9.63  $   3.43
  Granted                          612,239     100,600   $ 5.54 - 14.73   $7.13 - 7.38   $   9.57  $   7.14
  Exercised                           --       425,000             --     $2.50 - 3.50   $--       $   2.97
  Canceled or expired                 --         6,000             --     $       7.50   $--       $   7.50
                                   -------------------
Outstanding at December 31, 1997   637,239   7,292,920   $ 5.54 - 14.73   $1.00 - 9.50   $   9.57  $   3.51
  Granted                             --       331,850   $         --     $3.94 - 8.50   $--       $   4.69
  Exercised                           --       611,000   $         --     $1.00 - 2.50   $--       $   2.13
  Canceled or expired                 --        83,400   $         --     $1.00 - 9.50   $--       $   2.83
                                   -------------------
Outstanding at December 31, 1998   637,239   6,930,370   $ 5.54 - 14.73   $1.00 - 9.50   $   9.57  $   3.70
                                   ===================
Exercisable at December 31, 1998   637,239   6,753,520   $ 5.54 - 14.73   $1.00 - 9.50   $   9.57  $   3.69
                                   ===================
Exercisable at December 31, 1997    97,239   7,192,320   $  5.54 - 9.63   $1.00 - 9.50   $   6.98  $   3.46
                                   ===================
Exercisable at December 31, 1996    25,000   7,623,320   $         9.63   $1.00 - 9.50   $   9.63  $   3.43
                                   ===================

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16.      Stock Options and Warrants - Continued


The warrants and options expire at various dates ranging from September 1999 to December 2008. A further summary of information related to fixed options outstanding at December 31, 1998 is as follows:


                                                Weighted Average         Weighted Average
Range of Exercise          Number            Remaining Contractual        Exercise Price
     Prices       Outstanding / Exercisable         Life             Outstanding / Exercisable
----------------- ------------------------- -----------------------  ----------------------------
     $1.00          2,300,000 / 2,300,000          1.88 Years             $ 1.00 / 1.00
  2.50 to 4.75      2,282,770 / 2,105,920          3.17                     2.62 / 2.50
  5.38 to 7.50      2,301,600 / 2,301,600          2.47                     7.35 / 7.35
  8.50 to 9.50         46,000 / 46,000             3.36                     9.28 / 9.28

The weighted-average grant-date fair value of warrants granted was $8.40 and $9.88 for the years ended December 31, 1997 and 1996, respectively.

Note 17. Earnings per Share

Following is information about the computation of the earnings per share data for the years ended December 31, 1998, 1997 and 1996:

                                                                                        Per Share
                                                                                         Amounts
                                                                                       ------------
                                                        Numerator      Denominator      Net Income
                                                       ------------    ------------    ------------
                                                                  Year Ended December 31, 1998
                                                       --------------------------------------------
Basic earnings per share, income available to
  common stockholders                                  $  5,288,568      25,133,820    $       0.21
                                                                                       ============
Effect of Dilutive securities:
  Options                                                      --         1,949,177
  Contingent shares                                            --            21,000
  Warrants                                                     --             2,927
                                                       ------------    ------------
Diluted earnings per share, income available to common stockholders plus assumed exercise of options and warrants and issuance of contingent
  shares                                               $  5,288,568      27,106,924    $       0.20
                                                       ============    ============    ============

                                                                  Year Ended December 31, 1997
                                                       --------------------------------------------
Basic earnings per share, income available to
  common stockholders                                  $  5,839,265      18,508,763    $       0.32
                                                                                       ============
Effect of Dilutive securities:
  Options                                                      --         2,737,642
  Contingent shares                                            --           752,187
  Convertible debt                                          163,956         470,250
  Warrants                                                     --             8,342
                                                       ------------    ------------
Diluted earnings per share, income available to common stockholders plus assumed exercise of options and warrants, conversion of debt and
  issuance of contingent shares                        $  6,003,221      22,477,184    $       0.27
                                                       ============    ============    ============

                                                                  Year Ended December 31, 1996
                                                       --------------------------------------------
Basic earnings per share, income available to
  common stockholders                                  $  3,593,788      13,171,440    $       0.27
                                                                                       ============
Effect of Dilutive securities:
  Options                                                      --         2,378,008
  Contingent shares                                            --           590,652
  Convertible debt                                          148,110         227,086
  Warrants                                                     --            16,776
                                                       ------------    ------------
Diluted earnings per share, income available to common stockholders plus assumed exercise of options and warrants, conversion of debt and
  issuance of contingent shares                        $  3,741,898      16,383,962    $       0.23
                                                       ============    ============    ============

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 17.      Earnings per Share - Continued

The Company had options to employees to purchase approximately 524,000 and 40,000 shares of common stock at prices ranging from $3.94 to $9.50 per share for the years ended December 31, 1998 and 1997, respectively. The Company had warrants outstanding to purchase approximately 550,000 shares of common stock at prices ranging from $8.15 per share to $14.73 per share during the years ended December 31, 1998 and 1997, respectively. These options and warrants were not included in the computation of diluted earnings per share for the years ended December 31, 1998 and 1997, respectively, because effect of the inclusion of the exercise of these options and warrants would have been anti-dilutive.


Note 18.      Quarterly Financial Data (Unaudited)

                                                       Quarters Ended
                             ---------------------------------------------------------------

                                March 31,        June 30,       September 30,   December 31,
                                  1998             1998             1998            1998
                             --------------   --------------   --------------   ------------
Net sales                    $   30,685,093   $   39,687,179   $   49,669,341   $ 37,780,263
Gross profit                      7,549,266        9,245,046       12,446,294      7,138,903
Operating income (loss)           1,961,823        3,467,364        3,561,164     (1,018,960)
Net income (loss)            $    1,359,001   $    2,404,309   $    2,190,490   $   (665,232)
                             ==============   ==============   ==============   ============
Basic earnings per share     $         0.05   $         0.10   $         0.09   $      (0.02)
                             ==============   ==============   ==============   ============
Diluted earnings per share   $         0.05   $         0.09   $         0.08   $      (0.02)
                             ==============   ==============   ==============   ============
Common stock prices:
  High                              8 1/2            6                5 1/2         4 3/16
                             ==============   ==============   ==============   ============
  Low                               5 9/16           4 1/2            3 1/2         2 15/16
                             ==============   ==============   ==============   ============

                                March 31,        June 30,       September 30,   December 31,
                                  1997             1997             1997            1997
                             --------------   --------------   --------------   ------------
Net sales                    $   27,866,841   $   33,383,196   $   39,232,931   $33,652,465
Gross profit                      7,003,564        8,940,061        9,344,956     8,034,590
Operating income                  1,260,961        2,829,274        3,217,132     1,859,652
Net income                   $      795,264   $    1,870,140   $    2,126,063   $ 1,047,798
                             ==============   ==============   ==============   ===========
Basic earnings per share     $         0.05   $         0.11   $         0.12   $      0.05
                             ==============   ==============   ==============   ===========
Diluted earnings per share   $         0.04   $         0.09   $         0.10   $      0.04
                             ==============   ==============   ==============   ===========
Common stock prices:
  High                             12                9 7/8            8 1/4        9 1/4
                             ==============   ==============   ==============   ===========
  Low                               9 3/8            5 7/8            6 3/4        6 15/16
                             ==============   ==============   ==============   ===========


Note 19.      New Accounting Standard


In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, reporting on the Costs of Start-Up Activities. This statement, which is effective for fiscal years beginning after December 15, 1998, requires costs of start-up activities and organization costs to be expensed. The Company has not determined the impact on its financial statements of adopting the new accounting standard.

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


/s/  McGladrey & Pullen, LLP

New Bern, North Carolina
March 12, 1999

                      FLANDERS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1998, 1997 and 1996



                                                                       Additions
                                                           ----------------------------------
                                               Balance at Charged to Charged to                        Balance
                                               Beginning   Cost and    Other                            at End
                                               of Period   Expense    Accounts      Deductions        of Period
                                                --------   --------   --------      ---------          --------
For the year ended December 31, 1998
  Allowance for doubtful accounts               $380,566   $148,168     60,000      $ (37,009)(1)      $551,725
  Allowance for inventory value                   62,000     32,414       --             --              94,414
  Valuation allowance for deferred tax assets     19,573       --         --          (17,479)(2)         2,094
                                                ========   ========   ========      =========          ========
     Total                                      $462,139   $180,582   $ 60,000      $ (54,488)         $648,233
                                                ========   ========   ========      =========          ========
For the year ended December 31, 1997
  Allowance for doubtful accounts               $346,480   $ 80,245   $ 25,000(3)   $ (71,159)(1)(2)   $380,566
  Allowance for inventory value                   45,000     17,000       --             --              62,000
  Valuation allowance for deferred tax assets     38,797       --         --        $ (19,224)(2)        19,573
                                                ========   ========   ========      =========          ========
     Total                                      $430,277   $ 97,245   $ 25,000      $ (90,383)         $462,139
                                                ========   ========   ========      =========          ========

For the year ended December 31, 1996
  Allowance for doubtful accounts               $148,000       --     $318,903(3)   $(120,423)(2)      $346,480
  Allowance for inventory value                   60,000       --      100,000(3)    (115,000)(2)        45,000
  Valuation allowance for deferred tax assets     15,975     38,797      3,404(3)     (19,379)(2)        38,797
                                                ========   ========   ========      =========          ========
     Total                                      $223,975   $ 38,797   $422,307      $(254,802)         $430,277
                                                ========   ========   ========      =========          ========

----------

(1)  Uncollected receivables written-off, net of recoveries.
(2)  Reduction in allowance.
(3)  Increase due to acquisition of subsidiaries.