Form 10-Q
period 1999-03-31
FLANDERS CORP
filed 1999-05-14
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549







                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                           Commission File No. 0-27958



                              FLANDERS CORPORATION
             (Exact name of registrant as specified in its charter)


          North Carolina                                       13-3368271
(State or other jurisdiction of                        (IRS Employer ID Number)
 incorporation or organization.)

2399 26th Avenue North, St. Petersburg, Florida                   33734
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


      25,718,893 shares common stock, par value $.001, as of May 12, 1999
                                (Title of Class)

                              FLANDERS CORPORATION
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1999


PART I - FINANCIAL INFORMATION                                             Page

  Item 1 -

    Financial Statements

      Consolidated Condensed Balance Sheet for March 31, 1999
        and December 31, 1998                                                3

      Consolidated Condensed Statements of Income for the three months
        ended March 31, 1999 and 1998                                        4

      Consolidated Condensed Statements of Shareholders' Equity for
        the three months ended March 31, 1999 and the year ended
        December 31, 1998                                                    5

      Consolidated Condensed Statements of Cash Flows for the three
        months ended March 31, 1999 and 1998                                 6

      Notes to Consolidated Condensed Financial Statements                   7

  Item 2 -

      Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                9

  Item 3 -

      Quantitative and Qualitative Disclosures About Market Risk 18

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                19

  Item 2 - Changes in Securities and Use of Proceeds                        19

  Item 3 - Defaults Upon Senior Securities                                  19

  Item 4 - Submission of Matters to a Vote of Security Holders              19

  Item 5 - Other Information                                                19

  Item 6 - Exhibits and Reports on Form 8-K                                 19


SIGNATURES                                                                  21

                    Part I - Financial Information


Item 1. Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET


                                                       March 31,    December 31,
ASSETS                                                   1999           1998
------------------------------------------------------------------------------------------------------------------------
                                                      (unaudited)
Current assets
  Cash and cash equivalents                          $ 11,335,781   $ 13,672,685
  Receivables:
    Trade, less allowance for doubtful
      accounts of 3/31/99 $531,853;
      12/31/98 $551,725                                26,199,886     26,670,650
    Other                                               2,637,650      2,177,301
  Inventories (See Note 2)                             27,409,569     25,518,804
  Deferred taxes                                        1,260,869      1,421,847
  Other current assets                                  2,835,389        860,310
                                                     ------------   ------------
           Total current assets                        71,679,144     70,321,597
                                                     ------------   ------------
Related party receivables                               4,320,468      4,263,409
Other assets                                            1,079,573      3,114,844
Intangible assets, net                                 28,718,433     28,990,924
Property and equipment, net of
  accumulated depreciation and amortization
  of $15,383,355 at March 31, 1999;
  $14,069,608 at December 31, 1998                     60,535,054     61,089,420
                                                     ------------   ------------
                                                     $166,332,672   $167,780,194
                                                     ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt               $  1,673,006   $  2,565,014
  Accounts payable                                     13,085,483     15,851,087
  Accrued expenses and other current
    liabilities                                         5,820,022      3,933,918
                                                     ------------   ------------
           Total current liabilities                   20,578,511     22,350,019
                                                     ------------   ------------
Long-term debt, less current maturities                29,160,957     30,105,714
Deferred income taxes                                   5,741,182      5,721,647
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value,
    10,000,000 shares authorized; none issued                --             --
  Common stock, $.001 par value; 50,000,000
    shares authorized; issued and
    outstanding:  25,624,339 shares                        25,624         25,624
    Additional paid-in capital                         90,077,257     90,077,257
    Retained earnings                                  20,749,141     19,499,933
                                                     ------------   ------------
           Total stockholders' equity                 110,852,022    109,602,814
                                                     ------------   ------------
                                                     $166,332,672   $167,780,194
                                                     ============   ============

            See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                                        Three Months ended
                                                             March 31,
                                                  ------------------------------
                                                      1999              1998
                                                  ------------      ------------
Net sales                                         $ 38,145,564      $ 30,685,093
Cost of goods sold                                  28,416,708        23,135,827
                                                  ------------      ------------
    Gross Profit                                     9,728,856         7,549,266
                                                  ------------      ------------

Operating expenses                                   7,494,648         5,587,443
                                                  ------------      ------------
    Operating income                                 2,234,208         1,961,823
                                                  ------------      ------------
Nonoperating income (expense):                         (99,212)          261,709
                                                  ------------      ------------
    Income before income taxes                       2,134,996         2,223,532
Income taxes                                           885,788           864,531
                                                  ------------      ------------
    Net income                                    $  1,249,208      $  1,359,001
                                                  ============      ============
Earnings per weighted average common and
  common equivalent share outstanding:
    Basic                                         $       0.05      $       0.05
                                                  ============      ============
    Diluted                                       $       0.05      $       0.05
                                                  ============      ============
Weighted average common and common
  equivalent shares outstanding:
    Basic                                           25,214,440        25,253,526
                                                  ============      ============
    Diluted                                         26,726,687        27,641,020
                                                  ============      ============


            See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                   Additional
                                                     Common          Paid-In        Retained
                                                      Stock          Capital        Earnings
                                                  ------------    ------------    ------------
Balance, January 1, 1998                                25,663      91,969,830      14,211,365
  Issuance of 110,000 shares of common
    stock to acquire remaining interest in
    a subsidiary from minority stockholders                110         522,390            --
  Issuance of 121,264 shares of common stock
    upon non-cash exercise of stock options                121            (121)           --
  Purchase and retirement of 731,350 shares
    of common stock                                       (731)     (3,284,827)           --
  Issuance of 461,000 shares of common stock
    upon exercise of options                               461       1,152,039            --
  Issuance of receivables related to exercise
    of options                                            --          (722,500)           --
  Payment on receivables related to exercised
    options                                               --           235,700            --
  Income tax benefit of stock options exercised           --           253,795            --
  Registration of Company common stock                    --           (77,487)           --
  Valuation and release from escrow of 7,000
    shares of common stock related to certain
    acquisitions                                          --            28,438            --
  Net income                                              --              --         5,288,568
                                                  ------------    ------------    ------------
Balance, December 31, 1998                              25,624      90,077,257      19,499,933
  Net income                                              --              --         1,249,208
                                                  ------------    ------------    ------------
Balance, March 31, 1999                           $     25,624    $ 90,077,257    $ 20,749,141
                                                  ============    ============    ============


            See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                   For the Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                     1999               1998
                                                 ------------      ------------
            NET CASH PROVIDED (USED) BY
                   OPERATING ACTIVITIES          $    259,242      $ (3,828,160)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                            (4,146,483)         (759,381)
                                                 ------------      ------------
                     NET CASH (USED) BY
                   INVESTING ACTIVITIES            (4,146,483)         (759,381)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on receivables secured by
    common stock                                         --             235,700
  Short-term investments                                 --            (293,982)
  Net change in long-term borrowings               (1,836,765)          561,244
                                                 ------------      ------------
            NET CASH PROVIDED (USED) BY
                   FINANCING ACTIVITIES            (1,836,765)          502,962
                                                 ------------      ------------
        NET INCREASE (DECREASE) IN CASH            (2,336,904)       (7,471,681)
CASH AT BEGINNING OF PERIOD                        13,672,685        35,454,580
                                                 ------------      ------------
                  CASH AT END OF PERIOD          $ 11,335,781      $ 27,982,899
                                                 ============      ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid for income taxes                   $    824,448      $       --
                                                 ============      ============
    Cash payments for interest                   $    294,504      $    337,190
                                                 ============      ============


            See Notes to Consolidated Condensed Financial Statements

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.       Nature of Business and Interim Financial Statements

Nature of business:

We design, manufacture and market a broad range of air filtration products, including:

    o   high  efficiency   particulate   air  filters,   with  at  least  99.97%
        efficiency, and absolute isolation barriers for the creation of synthesized atmospheres to control manufacturing environments and for the absolute control and containment of contaminants and toxic gases in certain manufacturing processes,

    o mid-range filters for individual and commercial use, which fall under specifications which are categorized by efficiency ratings established by the American Society of Heating Refrigeration and Air Conditioning Engineers, and

    o standard-grade, low cost filters with efficiency ratings below 30% sold typically off-the-shelf for standard residential and commercial furnace and air conditioning applications.

Approximately 70% of our net sales are from products with high replacement potential. Many industries use our air filtration products, including those industries associated with:

    o commercial and residential heating ventilation and air conditioning systems,

    o   semiconductor manufacturing,

    o   ultra-pure materials,

    o   biotechnology,

    o   pharmaceuticals,

    o   synthetics,

    o   nuclear power, and

    o   nuclear materials processing.

We also design and manufacture our own production equipment to allow for highly automated manufacturing of these products. Furthermore, we produce glass-based filter media for some of our products to maintain control over the quality and composition of such media.

Interim financial statements:

The interim financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q. These statements should be read in conjunction with financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

Earnings per common share:

We have adopted FASB Statement No. 128 which requires the presentation of earnings per share by all entities that have outstanding common stock or potential common stock, such as options, warrants and convertible securities, that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed by dividing net income (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.       Inventories

Our inventories consist of the following at March 31, 1999 and December 31, 1998:

                                                       3/31/99         12/31/98
                                                     -----------     -----------
Finished goods                                       $11,419,221     $12,988,501
Work in progress
                                                       2,028,360       1,036,809
Raw materials                                         14,096,988      11,587,908
                                                     -----------     -----------
                                                      27,544,569      25,613,218
Less allowance for obsolete raw materials                135,000          94,414
                                                     -----------     -----------
                                                     $27,409,569     $25,518,804
                                                     ===========     ===========


Note 3.       Stock Options and Warrants

The following table summarizes the activity related to our stock options and warrants for the three months ended March 31, 1999 and the year ended December 31, 1998:


                                                                                      Weighted Average
                                                                 Exercise Price        Exercise Price
                                                                   per Share              per Share
                                                 Stock     ---------------------------------------------
                                     Warrants   Options     Warrants       Options    Warrants  Options
                                     -------------------------------------------------------------------
Outstanding at January 1, 1998       637,239   7,292,920   $5.54-14.73   $1.00-9.50   $ 9.57   $   3.51
  Granted                               --       331,850   $      --     $3.94-8.50   $  --    $   4.69
  Exercised                             --       611,000   $      --     $1.00-2.50   $  --    $   2.13
  Canceled or expired                   --        83,400   $      --     $1.00-9.50   $  --    $   2.83
Outstanding at December 31, 1998     637,239   6,930,370   $5.54-14.73   $1.00-9.50   $ 9.57   $   3.70
  Granted                               --         5,000   $      --     $     4.00   $  --    $   4.00
  Exercised                             --          --     $      --     $     --     $  --    $   --
  Canceled or expired                   --        36,500   $      --     $2.50-9.50   $  --    $   5.62
Outstanding at March 31, 1999        637,239   6,898,870   $5.54-14.73   $1.00-9.50   $ 9.57   $   3.70
Exercisable at March 31, 1999        637,239   6,717,020   $5.54-14.73   $1.00-9.50   $ 9.57   $   3.69

The options and warrants expire at various dates ranging from September 1999 through January 2009.


Note 4.       Litigation

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 1999. From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings is material to the conduct of our business, operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The following discussions should be read in conjunction with our Consolidated Financial Statements and the notes thereto presented in "Item 1 - Financial Statements." The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors could cause actual results to differ materially from those contained in the forward-looking statements below. See "Outlook."

Overview

    We are a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and certain related products and services. We focus on those products with high replacement potential. We also design and manufacture our own production equipment and produce glass-based media for many of our products.
From 1996 to 1998, we experienced significant growth from the acquisition of other air filtration related companies. In 1998, we acquired Eco-Air Products, Inc. Eco-Air specializes in the manufacture and sale of air filtration products to markets on the west coast. Eco-Air's products range from high-end, high efficiency particulate air filters through standard-grade filters. We have included the results of operations for the acquired businesses in our financial statements only from the applicable date of acquisition. As a result, you should evaluate our historical results of operations for the periods presented specifically in the context of these acquisitions. Additionally, the historical results of operations do not fully reflect the operating efficiencies and improvements we expect to experience from upgrading and integrating the acquired businesses into our operations. There can be no guarantee that we will be able to achieve these objectives and gains in efficiency. We believe our various acquisitions will have a positive impact on our future results of operations.

Results of Operations for Three Months Ended March 31, 1999 Compared to March 31, 1998

    The following table summarizes our results of operations as a percentage of net sales for the three months ended March 31, 1999 and 1998.

                                         Three Months Ended
                                             March 31,
                                 -----------------------------------
                                      1999               1998
                                 --------------    -----------------
                                            (000's omitted)
    Net sales                    38,146  100.0%    30,685     100.0%
    Gross profit                  9,729   25.5      7,549      24.6
    Operating expenses            7,495   19.6      5,587      18.2
    Operating income              2,234    5.9      1,962       6.4
    Income before income taxes    2,135    5.6      2,224       7.2
    Income taxes                    886    2.3        865       2.8
    Net income                    1,249    3.3      1,359       4.4


    Net sales: Net sales for the first quarter of 1999 increased by $7,461,000, or 24.3%, to $38,146,000 from $30,685,000 for the first quarter of 1998.
Eco-Air's operations contributed approximately $5,895,000 of the increase. Eco-Air was acquired on June 30, 1998. The remaining increase of approximately $1,566,000, or 5.1%, was due to internal growth.

    Gross Profit: Gross profit for the first quarter of 1999 increased by $2,180,000, or 28.8%, to $9,729,000, which represented 25.5% of net sales, from $7,549,000, which represented 24.6% of net sales, for the first quarter of 1998. The increase in gross profit was completely attributable to the acquisition of Eco-Air, which contributed approximately $2,209,000. Excluding the operations of Eco-Air, our gross profit margin represented approximately 23.3% of net sales. The decrease in gross profit margin was primarily attributable to ordinary variations in the timing and product mix of orders, where orders of lower-margin products increased more than orders of higher-margin products. The inefficiencies associated with operations at our newest manufacturing facilities in Nevada and North Carolina also influenced our gross profit margins. These inefficiencies consist of :

    o   higher labor costs associated with inexperienced personnel,
    o   start-up costs associated with new facilities, and
    o   other inefficiencies typical of new plants.

Our ongoing automation project for stock product lines helped mitigate these negative influences on our gross profit margins.

    Operating expenses: Operating expenses for the first quarter of 1999 increased by $1,908,000, or 34.2%, to $7,495,000, representing 19.6% of net sales, from $5,587,000, representing 18.2% of net sales, for the first quarter of 1998. The increase in operating expenses was primarily attributable to the acquisition of Eco-Air, which contributed approximately $1,741,000. Excluding the operations of Eco-Air, our operating expenses increased 3.0%, and represented 17.8% of net sales. The primary reason for the decrease in operating expenses as a percentage of sales was our ongoing consolidation of administrative activities at our various subsidiaries to eliminate duplication. This decrease was partially countered by an increase in expenses associated with opening new facilities and expenses associated with increased sales.

    Net income: Net income for the first quarter of 1999 decreased by $110,000, or 8.1%, to $1,249,000, or $0.05 per share, from $1,359,000, also $0.05 per share for the first quarter of 1998.

Effects of Inflation

    Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

    Our working capital was $51,101,000 at March 31, 1999, compared to $47,972,000 at December 31, 1998. This includes cash and cash equivalents of $11,335,781 at March 31, 1999, and $13,673,000 at December 31, 1998.

    Our trade receivables decreased $471,000, or 1.8%, to $26,200,000 at March 31, 1999, from $26,671,000 at December 31, 1998. This variation in receivables is typical of timing differences in shipments and payments received, and represents less than one business day's receipts.

    Our operations generated $259,000 of cash during the first quarter of 1999, compared to $3,828,000 used in the first quarter of 1998. Primarily, this difference in operating cash flows was due to differences in the amount of change experienced in various asset and liability accounts. For example, during the first quarter of 1999, our trade receivables and inventories collectively increased approximately $1.9 million, and accounts payable decreased approximately $2.8 million, resulting in a $4.7 million cash drain from these accounts. However; during the first quarter of 1998, receivables and inventories collectively increased $15.2 million, partially balanced by a $7.4 million increase in accounts payable, resulting in a net $7.8 million cash drain from these accounts. Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by building large inventories in the first quarter and first part of the second quarter. The large inventories reduce the likelihood of stock shortages during our busy season and smooth out our labor requirements. Hence, we expect operations to consume cash, or generate substantially less cash than net income, during our first and second quarters because of increases in inventory and trade accounts receivable. During the first quarter of 1999, the drain on cash attributable to seasonality was lower than in prior years because of new inventory management systems in place at our largest subsidiary. Our financing activities during the first quarter of 1999 used $1,837,000 of cash, primarily for payments on long-term debt. Our investing activities consumed $759,000 of cash, primarily to purchase equipment.

    We have a revolving line of credit facility with SunTrust Bank, N.A. and Zions First National Bank, N.A. The credit agreement is for a term of two years and provides us with a line of credit up to a maximum principal amount of $30,000,000. Outstanding balances on the credit line bear interest at our option, at either

    o   the "prime" rate of interest publicly announced by SunTrust Bank, or
    o the "LIBOR" rate as reported by the Wall Street Journal plus an amount equal to 1.00% to 1.95%, depending on the ratio of our total liabilities to our tangible net worth.

As of March 31, 1998, this rate was 5.14%. As of March 31, 1999, we had used $13,000,000 of the revolving credit facility. Unless this line of credit is renewed, it will expire in February 2000. In addition, our subsidiary, Eco-Air, has a line of credit agreement with a bank that allows for advances based on 80% of eligible accounts receivable up to a maximum of $2,500,000, of which $201,000 was outstanding at March 31, 1999. Substantially all of Eco-Air's assets collateralize borrowings under this arrangement. Outstanding amounts on the line of credit bear interest at a combination of LIBOR plus 1.8% and the bank's prime rate. At March 31, 1999, this rate was 6.75%.

    Any continued expansion of our business will require a substantial capital investment. Although we have been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt financing or equity will continue to be available to us in the future, or that it will be available on acceptable terms. Failure to obtain sufficient capital could materially adversely impact our growth strategy.

    In 1998, our board of directors authorized the repurchase of up to two million shares of our common stock. As of March 31, 1999, we have repurchased 731,350 shares of our common stock under this authorization. Thus, as of March 31, 1999, up to an additional 1,268,650 shares are available for repurchase.
These shares may be acquired in the open market or through negotiated transactions. These repurchases may be made from time to time, depending on market conditions, share price and other factors. These repurchases are to be used primarily to satisfy our obligations under our stock option and purchase plans or any other authorized incentive plans, or for issuance pursuant to any future equity financing.

Outlook

    We believe the semiconductor industry has been experiencing a cyclical slowdown in capital spending for new facilities, and thus on spending for cleanroom filtration products, since the first quarter of 1997. While we expect capital spending for new semiconductor facilities to increase in the future, we do not expect this to be a significant factor in our overall business during 1999 (only 7% of our 1998 net sales were from high-end products sold for use in the semiconductor industry). In fact, we expect sales for products used in semiconductor plants to remain flat through at least the third quarter.

    We have collected data that indicates that residential filter users replace their filters, on average, approximately once per year. Manufacturers of residential furnace and air conditioning systems recommend that these filters be changed every month. A minor trend toward increased maintenance of these residential heating and cooling systems could have a positive impact on our business.

    We believe there is currently a gradually increasing public awareness of the issues surrounding indoor air quality and that this trend will continue for the next several years. We also believe there is an increase in public concern regarding the effects of indoor air quality on employee productivity, as well as an increase in interest by standards-making bodies in creating specifications and techniques for detecting, defining and solving indoor air quality problems. We further believe there will be an increase in interest in our Absolute Isolation Barriers in the future because these products may be used in both semiconductor and pharmaceutical manufacturing plants to prevent cross-contamination between different lots and different processes being performed at the same facility. These products also increase production yields in many applications.

    Our most common products, in terms of both unit and dollar volume, are residential throw-away spun glass filters, which usually sell for prices under $1.00. Any increase in consumer concern regarding air pollution, airborne pollens, allergens, and other residential airborne contaminants could result in replacement of some of these products with higher value products. Our higher value products include our anti-microbial or higher-efficiency filters for residential use, with associated sales prices typically over $5.00 each. Any such trend would have a beneficial effect on our business. We have developed new products, such as our Arm & Hammer Pleated Filters for residential use, that are aimed toward increasing consumer awareness of the benefits of using a more effective, but more expensive, filter, and replacing it more frequently. We intend to continue developing products for this purpose. We believe the dramatic and readily recognizable difference in effectiveness between a fresh Arm & Hammer Pleated Filter, and one which has been in place for three or more months will encourage the public to become more aware of these issues.

    Currently, the largest domestic market for air filtration products is for mid-range ASHRAE-rated products and HVAC systems, typically used in commercial and industrial buildings. To date, our penetration of this market has been relatively small. We believe that our ability to offer a "one stop" supply of air filtration products to HVAC distributors and wholesalers will increase our share of this market segment. We also believe that our recently developed modular air handlers and environmental tobacco smoke systems will enable us to expand sales to these customers. We intend our new products to serve as high profile entrants with distributors and manufacturers' representatives, who can then be motivated to carry our complete product line.

    This Outlook section, and other sections of this document, include certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Exchange Act, including, among others, those statements preceded by, following or including the words
"believe," "expect," "intend," "anticipate" or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include:

    o the shortage of reliable market data regarding the air filtration market,
    o changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations,
    o   anticipated working capital or other cash requirements,
    o changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,
    o   product obsolescence due to the development of new technologies,
    o various competitive factors that may prevent us from competing successfully in the marketplace, and
    o   other  risks  described  below in  "Factors  That May Affect  Future
        Results."

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.

Factors That May Affect Future Results

Our Failure to Manage Future Growth Could Adversely Impact Our Business Due to the Strain on Our Management, Financial and Other Resources

    If our business continues to grow, the additional growth will place burdens on management to manage such growth while maintaining profitability. We have no guarantee that we will be able to do so. Due to our recent acquisitions and expansions, our net sales increased by approximately 173.6% from the year ended December 30, 1994 to the year ended December 31, 1996. Our net sales further increased by approximately 116.0% from the year ended December 31, 1996 to the year ended December 31, 1998. We do not expect to continue to expand at this rate. Our ability to compete effectively and manage future growth depends on our ability to:

    o recruit, train and manage our work force, particularly in the areas of corporate management, accounting, research and development and operations,
    o   manage production and inventory levels to meet product demand,
    o   manage and improve production quality,
    o expand both the range of customers and the geographic scope of our customer base, and
    o improve financial and management controls, reporting systems and procedures.

Any failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

We Must Develop, Produce and Sell New Products That Keep Up With Rapid Technological Change to Maintain at Least 20% of Our Revenues

    As of December 31, 1998, approximately 20% of our revenues resulted from sales of high-end filtration products that are especially vulnerable to new technology development. Our ability to remain competitive in this area will depend in part upon our ability to:

    o   anticipate technological changes,
    o develop new and enhanced filtration systems that meet our customers' needs, and
    o introduce these systems at competitive prices in a timely and cost-efficient manner.

We have no assurance that we will successfully anticipate future technological changes or that technologies or systems developed by others will not render our technology obsolete. Additionally, we have no assurance that the products we develop will be commercially viable.

Our Business May Suffer if Our Competitive Strategy is Not Successful

    Our continued success depends on our ability to compete in an industry that is highly competitive. This competition may increase as new competitors enter the market. Several of these competitors may have longer operating histories and greater financial, marketing and other resources than we do. Additionally, our competitors may introduce new products or enhancements to products that could cause a decline in sales or loss of market acceptance of our existing products. Under our current competitive strategy, we endeavor to remain competitive by:

    o   increasing our market share,
    o expanding our market through the introduction of new products with high replacement potential, and
    o   improving operating efficiencies.

Although our executive management team continues to review and monitor our strategic plans, we have no assurance that we will be able to follow our current strategy or that this strategy will be successful.

Our Market Share May Not Continue to Increase if we are Unable to Acquire Additional Synergistic Businesses

    In the past several years we have significantly increased our market share by acquiring synergistic businesses. Although we intend to continue to increase our market share in this manner, we have no assurance that future acquisition opportunities will be available. Additionally, in the future we may not have access to the substantial debt or equity financing that may be required to finance potential acquisitions. Moreover, these types of transactions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization of expenses related to good will and intangible assets, all of which could adversely affect our profitability. Our strategy of growth through acquisition also exposes us to the potential risks inherent in assessing the value, strengths, weaknesses, and potential profitability of acquisition candidates and in integrating the operations of acquired companies. We do not currently have any binding agreements with respect to future acquisitions.

Our Business May Suffer if Our Strategy to Increase the Size and Customer Base of the Air Filtration Market is Unsuccessful

    We are developing new products as part of our strategy to increase the size and customer base of the air filtration market. We have no assurance that this strategy will be successful. We have no guarantee that any new products we develop will gain acceptance in the marketplace, or that these products will be successful. Additionally, we have no assurance we will be able to recoup the expenditures associated with the development of these products. To succeed in this area we must:

    o   increase  public  awareness  of the  issues  surrounding  indoor air quality,
    o   adequately  address  the  unknown   requirements  of  the  potential
        customer base,
    o develop new products that are competitive in terms of price, performance and quality, and
    o avoid significant increases in current expenditure levels in development, marketing and consumer education.

We May Experience Critical Equipment Failure Which Could Have a Material Adverse Effect on Our Business

    If we experience extended periods of downtime due to the malfunction or failure of our automatic production equipment, our business, financial condition and operations may suffer. We design, manufacture and assemble the majority of the automatic production equipment used in our facilities. We also use other technologically advanced equipment for which manufacturers may have limited production capability or service experience. If we are unable to quickly repair our equipment or quickly obtain new equipment or parts from outside manufacturers, we could experience extended periods of downtime in the event of malfunction or equipment failure.

If The Automation of Our Production Lines Fails to Produce the Projected Results, Our Business Will Suffer

    We have only recently substantially completed a program to increase our gross margins by automating portions of our production lines. Although the designs have been extensively tested in the field, we have no assurance that the new equipment will produce the expected beneficial results on our gross margins. Additionally, we are not certain that any increases in efficiencies will not be offset in the marketplace by competitors making similar improvements to their facilities.

Our Centralized Overhead Functions May Not Produce the Anticipated Benefits to Our Operating Results

    We are currently implementing plans to centralize and eliminate duplication of efforts between our subsidiaries in the following areas:

    o   purchasing,
    o   production planning,
    o   shipping coordination,
    o   marketing,
    o   accounting,
    o   personnel management,
    o   risk management, and
    o   benefit plan administration.

We have no  assurance  that  cutting  overhead  in this  fashion  will  have the anticipated  benefits  to  our  operating  results.  Additionally,  we  have  no assurance that these reorganizations will not significantly disrupt the operations of the affected subsidiaries.

Our Success Depends on Our Ability to Retain and Attract Key Personnel

    Our success and future operating results depend in part upon our ability to retain our executives and key personnel, many of whom would be difficult to replace. Our success also depends on our ability to attract highly qualified engineering, manufacturing, technical, sales and support personnel for our operations. Competition for such personnel, particularly qualified engineers, is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Our failure to attract or retain such persons could have a material adverse effect on our business, financial condition and results of operations.

Our Current Distribution Channels May be Unavailable if Our Manufacturers' Representatives Decide to Work Primarily With One of Our Competitors

    We provide our manufacturers' representatives with the ability to offer a full product line of air filtration products to existing and new customers. Some of our competitors offer similar arrangements. We do not have exclusive relationships with most of our representatives. Consequently, if our representatives decide to work primarily with one of our competitors, our current distribution channels, and hence, our sales, could be significantly reduced.

Management Controls a Significant Percentage of Our Stock

    As of March 31, 1999, our directors and executive officers beneficially held approximately 42% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

    If we issue the following securities, such securities may dilute the value of the securities that our existing stockholders now hold.

    We have granted warrants to purchase of total of 637,239 of our shares of common stock to various parties with exercise prices ranging from $5.54 to $14.73 per share. All of the warrants are currently exercisable. Additionally, all of common stock issuable upon exercise of these warrants is registered on a Form S-3. As a result, if the warrant holders exercise these warrants, we will issue shares of stock that will generally be available for sale in the public market.

    We have granted options to purchase a total of 6,898,870 shares of common stock to various parties with exercise prices ranging from $1.00 to $9.50 per share. The majority of these options are currently exercisable. Additionally, most of the common stock issuable upon the exercise of these options is registered on a Form S-8. As a result, if the option holders exercise these options, we will issue shares of stock that will generally be available for sale in the public market.

Our Shareholders May Not Realize Certain Opportunities Because of Our Charter Provisions and North Carolina Law

    Our Articles of Incorporation and Bylaws contain provisions that are designed to provide our board of directors with time to consider whether a hostile takeover offer is in our best interest and the best interests of our shareholders. These provisions may discourage potential acquisition proposals and could delay or prevent a change of control in our business. Additionally, we are subject to the Control Shares Acquisition Act of the State of North Carolina. This act provides that any person who acquires "control shares" of a publicly held North Carolina corporation will not have voting rights with respect to the acquired shares unless a majority of the disinterested shareholders of the corporation vote to grant such rights. This could deprive shareholders of opportunities to realize takeover premiums for their shares or other advantages that large accumulations of stock would typically provide.

Our Business Can be Significantly Affected by Environmental Laws

    The constantly changing body of environmental laws and regulations may significantly influence our business and products. These laws and regulations require that certain environmental standards be met and impose liability for the failure to comply with such standards. While we endeavor at each of our facilities to assure compliance with environmental laws and regulations, we cannot be certain that our operations or activities, or historical operations by others at our locations, will not result in civil or criminal enforcement actions or private actions that could have a materially adverse effect on our business. We have, in the past, and may, in the future, purchase or lease properties with unresolved potential violations of federal or state environmental regulations. In these transactions, we have been successful in obtaining sufficient indemnification and successfully mitigating the impact of the issues without recognizing significant expenses associated with litigation and cleanup. However, purchasing or leasing these properties requires us to weigh the cost of resolving these issues and the likelihood of litigation against the potential economic and business benefits of the transaction. If we fail to correctly identify, resolve and obtain indemnification against these risks, they could have a material adverse impact on our financial position.

Our Operations Will be Significantly Impaired if Our Systems Fail to be Year 2000 Compliant

    The Year 2000 Problem

    The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that store that year portion of the date as just two digits (e.g., 98 for 1998). Systems using this two-digit approach will not be able to determine whether "00" represents the year 2000 or 1900. The problem, if not corrected, will make those systems fail altogether or allow them to generate incorrect calculations causing a disruption of normal operations.

    Readiness Efforts

    In 1997, we began a comprehensive project plan to address the Year 2000 issue as it relates to our operations. This plan was developed, approved by our board of directors, and implemented. The scope of the plan includes five phases:

       o   Awareness,
       o   Evaluation,
       o   Hardware Implementation,
       o   Phased Software Implementation, and
       o   Validation.

    We also developed a project team that consists of key members of the technology staff, representatives of functional business units and senior management. Additionally, we realigned the duties of the director of information technology so that the director serves primarily as the Year 2000 project manager.

    We have completed an assessment of the impact of the Year 2000 issue on our computer systems. The scope of the project also includes other operational and environmental systems since they may be impacted if embedded computer chips control the functionality of those systems. From the assessment, we have identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations.

    We rely on third party vendors and service providers for our data processing capabilities and to maintain our computer systems. We initiated formal communications with these providers and other external parties in 1997 to assess the Year 2000 readiness of their products and services. We are monitoring the providers' progress in meeting their targeted schedules for any indication that they may not be able to address the problems in time. Thus far, responses indicate that most of the significant providers currently have compliant versions available or are well into the renovation and testing phases with completion scheduled for some time in early 1999. However, we can give no guarantee that the systems of these service providers and vendors on which our systems rely will be timely renovated.

    Additionally, we have implemented a plan to manage the potential risk posed by the impact of the Year 2000 issue on our major customers. We have initiated formal communications, initiated software modifications, and completed successful testing with several of our major customers. Testing is scheduled to be substantially complete by June 30, 1999.

    Current Status

    The project team estimates that our Year 2000 readiness project is 91% complete, and the activities involved in assessing external risks and operational issues are 80% complete overall. The following table provides a summary of the current status of the five phases involved and a projected timetable for completion.

    Project Phase                        % Completed     Scheduled Completion

    Awareness                               100%               Complete
    Evaluation                              100%               Complete
    Hardware Implementation                 100%               Complete
    Phased Software Implementation           95%               May 1999
    Final Validation                         60%              August 1999
    -------------------------------------------------------------------------
    Overall                                  91%

    Costs

    We have thus far primarily used and expect to continue to primarily use internal financial resources to implement our readiness plan and to upgrade or replace and test systems affected by the Year 2000 issue. Our total cost of these Year 2000 compliance activities has not been and is not anticipated to be material to our financial position or results of operations in any given year. In total, we estimate that our costs, excluding personnel expenses, for Year 2000 remediation and testing of our computer systems will amount to less than $275,000 over the three-year period from 1997 through 1999. We have not included in this estimate the cost to replace fully depreciated systems during this period, because such costs occur in the normal course of business and are not directly attributable to the Year 2000 issue.

    The costs and the timetables in which we plan to complete the Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party readiness plans and other factors. We can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

    Risk Assessment

    Based upon current information related to the progress of our major vendors and service providers, we do not believe that the Year 2000 issue will cause significant operational problems for our computer or manufacturing systems. Our belief is based on representations made by our vendors and service providers that they will renovate, in a timely manner, their systems so that products and services on which our operations rely will perform properly with respect to the Year 2000 issue. We can give no guarantee that the systems of these suppliers will be timely renovated.

    Contingency Plan

    Realizing that some disruption may occur despite our best efforts, we are in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, we expect to have our plan substantially documented by May 1999.

    Because of the foregoing factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

    We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate risks. Market risk is the potential loss arising from adverse change in market rates and prices, such as foreign currency exchange and interest rates. For us, these exposures are primarily related to the sale of product to foreign customers and changes in interest rates. We do not have any derivatives or other financial instruments for trading or speculative purposes.

    The fair value of our total debt at March 31, 1999 was approximately $30,834,000. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in our estimated weighted average borrowing rate at March 31, 1999. Although most of the interest on our debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to our total debt for such a hypothetical change.

    Our financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. Our sensitivity analysis of the effects of changes in foreign currency exchanges rates does not factor in a potential change in sales levels of local currency prices, as the preponderance of our foreign sales occur over short periods of time or are demarcated in U.S. dollars.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 1999. From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings is material to the conduct of our business, operations or financial condition.

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

     10.20  Employment Agreement between Eco-Air Products,  Inc., and Leonard J.
            Fetcho,   filed  with  the  Form  10-K  dated   December  31,  1998,
            incorporated herein by reference.

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

Dated this 12th day of May, 1999.


                                        FLANDERS CORPORATION




                                        By: /s/ Steven K. Clark
                                            ------------------------------------
                                                       Steven K. Clark
                                                Vice President Finance/Chief
                                             Financial Officer, Chief Operating
                                                    Officer and Director