Form 10-Q
period 1999-06-30
FLANDERS CORP
filed 1999-08-16
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                           Commission File No. 0-27958



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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 12, 1999).


            25,435,583 shares common stock, par value $.001 per share
                                (Title of Class)

                              FLANDERS CORPORATION
                                    FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 1999


PART I - FINANCIAL INFORMATION ............................................ Page

  Item 1 -

    Financial Statements

      Consolidated Condensed Balance Sheet for June 30, 1999 and
        December 31, 1998 .................................................   3

      Consolidated Condensed Statements of Income for the three
        months and six months ended June 30, 1999 and 1998 ................   4

      Consolidated Condensed Statements of Shareholders' Equity
        for the six months ended June 30, 1999 and the year
        ended December 31, 1998 ...........................................   5

      Consolidated Condensed Statements of Cash Flows for the
        six months ended June 30, 1999 and 1998 ...........................   6

      Notes to Consolidated Condensed Financial Statements ................   7

  Item 2 -

     Management's Discussion and Analysis of Financial Condition and
       Results of Operations ..............................................  10

  Item 3 -

    Quantitative and Qualitative Disclosures About Market Risk ............  20

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings ..............................................  21

  Item 2 - Changes in Securities and Use of Proceeds ......................  21

  Item 3 - Defaults Upon Senior Securities ................................  21

  Item 4 - Submission of Matters to a Vote of Security Holders ............  21

  Item 5 - Other Information ..............................................  21

  Item 6 - Exhibits and Reports on Form 8-K ...............................  21


SIGNATURES ................................................................  23

                         Part I - Financial Information


Item 1. Financial Statements


FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET



                                                                  June 30,    December 31,
ASSETS                                                              1999          1998
--------------------------------------------------------------  ------------  ------------
                                                                 (unaudited)
Current assets
  Cash and cash equivalents                                     $ 13,470,346  $ 13,672,685
  Receivables:
    Trade, less allowance for doubtful accounts of
      6/30/99 $531,853; 12/31/98 $551,725                         34,168,989    26,670,650
    Other                                                          2,605,530     2,177,301
  Inventories (See Note 2)                                        27,393,543    25,518,804
  Deferred taxes                                                   1,260,589     1,421,847
  Other current assets                                             2,879,597       860,310
                                                                ------------  ------------
           Total current assets                                   81,778,594    70,321,597
                                                                ------------  ------------
Related party receivables                                          4,414,668     4,263,409
Other assets                                                         814,478     3,114,844
Intangible assets, net                                            30,492,163    28,990,924
Property and equipment, net of accumulated depreciation and
  amortization of $16,773,269 at June 30, 1999;
  $14,069,608 at December 31, 1998                                62,241,502    61,089,420
                                                                ------------  ------------
                                                                $179,741,405  $167,780,194
                                                                ============  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                          $  1,713,968  $  2,565,014
  Accounts payable                                                15,911,090    15,851,087
  Accrued expenses and other current liabilities                   5,905,669     3,933,918
                                                                ------------  ------------
           Total current liabilities                              23,530,727    22,350,019
                                                                ------------  ------------
Long-term debt, less current maturities                           37,691,256    30,105,714
Deferred income taxes                                              5,715,602     5,721,647
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares authorized;
    none issued                                                         --            --
  Common stock, $.001 par value; 50,000,000 shares authorized;
    issued and outstanding:  25,624,339 shares                        25,436        25,624
  Additional paid-in capital                                      90,020,663    90,077,257
  Retained earnings                                               22,757,721    19,499,933
                                                                ------------  ------------
           Total stockholders' equity                            112,803,820   109,602,814
                                                                ------------  ------------
                                                                $179,741,405  $167,780,194
                                                                ============  ============

            See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME


                                           Three Months ended           Six Months ended
                                                June 30,                      June 30,
                                      ---------------------------   ---------------------------
                                          1999           1998           1999           1998
                                      ------------   ------------   ------------   ------------
Net sales                             $ 45,369,657   $ 39,687,179   $ 83,515,221   $ 70,372,272
Cost of goods sold                      33,304,153     30,442,133     61,720,861     53,577,960
                                      ------------   ------------   ------------   ------------
    Gross Profit                        12,065,504      9,245,046     21,794,360     16,794,312
                                      ------------   ------------   ------------   ------------

Operating expenses                       8,428,861      5,777,682     15,923,509     11,365,125
                                                     ------------   ------------   ------------
    Operating income                     3,636,643      3,467,364      5,870,851      5,429,187
                                                     ------------   ------------   ------------
Nonoperating income (expense):
    Other income (expense)                  71,664        683,448        273,100      1,127,361
    Interest expense                      (274,727)      (218,549)      (575,375)      (400,753)
                                      ------------   ------------   ------------   ------------
                                          (203,063)       464,899       (302,275)       726,608
                                      ------------   ------------   ------------   ------------
    Income before income taxes           3,433,580      3,932,263      5,568,576      6,155,795
Income taxes                             1,425,000      1,527,954      2,310,788      2,392,485
                                      ------------   ------------   ------------   ------------
    Net income                        $  2,008,580   $  2,404,309   $  3,257,788   $  3,763,310
                                      ============   ============   ============   ============
Earnings per weighted average common
  and common equivalent share
  outstanding:
    Basic                             $       0.08   $       0.10   $       0.13   $       0.15
                                      ============   ============   ============   ============
    Diluted                           $       0.08   $       0.09   $       0.12   $       0.14
                                      ============   ============   ============   ============
Weighted average common and common
  equivalent shares outstanding:
    Basic                               25,395,225     25,273,636     25,424,282     25,263,581
                                      ============   ============   ============   ============
    Diluted                             26,702,985     27,385,729     26,833,682     27,513,374
                                      ============   ============   ============   ============

            See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                               Additional
                                                                    Common      Paid-In       Retained
                                                                     Stock      Capital       Earnings
                                                                   --------   ------------   -----------
Balance, January 1, 1998                                             25,663     91,969,830    14,211,365
  Issuance of 110,000 shares of common stock to acquire remaining
    interest in a subsidiary from minority stockholders                 110        522,390          --
  Issuance of 121,264 shares of common stock upon non-cash
    exercise of stock options                                           121           (121)         --
  Purchase and retirement of 731,350 shares of common stock            (731)    (3,284,827)         --
  Issuance of 461,000 shares of common stock upon exercise of
    options                                                             461      1,152,039          --
  Issuance of receivables related to exercise of options               --         (722,500)         --
  Payment on receivables related to exercised options                  --          235,700          --
  Income tax benefit of stock options exercised                        --          253,795          --
  Registration of Company common stock                                 --          (77,487)         --
  Valuation and release from escrow of 7,000 shares of common
    stock related to certain acquisitions                              --           28,438          --
  Net income                                                           --             --       5,288,568
                                                                   --------   ------------   -----------
Balance, December 31, 1998                                           25,624     90,077,257    19,499,933
                                                                   --------   ------------   -----------
  Valuation and release from escrow of 238,899 shares of common
    stock related to certain acquisitions                              --          970,527          --
  Issuance of 94,544 shares of common stock related to certain
    acquisitions                                                         95            (95)         --
  Purchase and retirement of 283,300 shares of common stock            (283)    (1,027,027)         --
  Net income                                                           --             --       3,257,788
                                                                   --------   ------------   -----------
Balance, June 30, 1999                                             $ 25,436   $ 90,020,663   $22,757,721
                                                                   ========   ============   ===========

            See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                For the Three Months Ended     For the Six Months Ended
                                                         June 30,                      June 30,
                                                ------------   ------------   ------------   ------------
                                                    1999           1998           1999           1998
                                                ------------   ------------   ------------   ------------
                   NET CASH PROVIDED (USED) BY
                          OPERATING ACTIVITIES  $ (1,934,486)  $ (5,446,829)  $ (1,675,244)  $ (9,274,989)

CASH FLOWS FROM INVESTING ACTIVITIES
  Gain/loss on sale of assets                           --            7,767           --            7,767
  Acquisitions, net of cash received              (1,786,692)   (13,027,741)    (1,786,692)   (13,027,741)
  Purchase of fixed assets                        (1,688,208)    (5,831,169)    (2,447,589)    (9,977,652)
                                                ------------   ------------   ------------   ------------
                            NET CASH (USED) BY
                          INVESTING ACTIVITIES    (3,474,900)   (18,851,143)    (4,234,281)   (22,997,626)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on receivables secured by
    common stock                                        --             --          235,700
                                                                                             ------------
  Short-term investments                                --             (375)          --         (294,357)
  Repurchase of common stock                      (1,027,310)      (415,772)    (1,027,310)      (415,772)
  Net change in long-term borrowings               8,571,261     18,047,959      6,734,496     18,609,203
                                                ------------   ------------   ------------   ------------
                   NET CASH PROVIDED (USED) BY
                          FINANCING ACTIVITIES     7,543,951     17,631,812      5,707,186     18,134,774
                                                ------------   ------------   ------------   ------------
               NET INCREASE (DECREASE) IN CASH     2,134,565     (6,666,160)      (202,339)   (14,137,841)
CASH AT BEGINNING OF PERIOD                       11,335,781     27,982,899     13,672,685     35,454,580
                                                ------------   ------------   ------------   ------------
            CASH AT END OF PERIOD (See Note 4)  $ 13,470,346   $ 21,316,739   $ 13,470,346   $ 21,316,739
                                                ============   ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION
           Cash paid for income taxes           $  1,278,047   $       --     $  2,102,495   $       --
                                                ============   ============   ============   ============
           Cash paid for interest               $    296,337   $     63,563   $    590,841   $    400,753
                                                ============   ============   ============   ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  FINANCING ACTIVITIES
    Issuance of common stock for acquisitions   $       --     $    522,500   $       --     $    522,500
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

    o mid-range filters for individual and commercial use, which fall under specifications categorized by efficiency ratings established by the American Society of Heating Refrigeration and Air Conditioning Engineers; and

    o standard-grade, low cost filters with efficiency ratings below 30% sold typically off-the-shelf for standard residential and commercial furnace and air conditioning applications.

Approximately 70% of our net sales are from products with high replacement potential. Many industries use our air filtration products, including those industries associated with:

    o commercial and residential heating ventilation and air conditioning systems,

    o   semiconductor manufacturing,

    o   ultra-pure materials,

    o   biotechnology,

    o   pharmaceuticals,

    o   synthetics,

    o   nuclear power, and

    o   nuclear materials processing.

We also design and manufacture our own production equipment which allows us to automate many of the steps in the air filter manufacturing process. We also produce glass-based filter media which allows us to maintain control over the quality and composition of media for some of our high-end products and offers significant cost savings for some of our standard-grade products.

Interim financial statements:

The interim financial statements presented herein are unaudited, except for the consolidated balance sheet as of December 31, 1998, which has been derived from audited financial statements, and have been prepared in accordance with the instructions to Form 10-Q, and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. These statements should be read in conjunction with financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three months and six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

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

Note 2.       Inventories

Our inventories consist of the following at June 30, 1999 and December 31, 1998:

                                                        6/30/99       12/31/98
                                                      -----------    -----------
Finished goods                                        $11,680,244    $12,988,501
Work in progress                                        3,619,903      1,036,809
Raw materials                                          12,187,810     11,587,908
                                                      -----------    -----------
                                                       27,487,957     25,613,218
Less allowance for obsolete raw materials                  94,414         94,414
                                                      -----------    -----------
                                                      $27,393,543    $25,518,804
                                                      ===========    ===========

Note 3.       Stock Options and Warrants

The following table summarizes the activity related to our stock options and warrants for the six months ended June 30, 1999 and the year ended December 31, 1998:

                                                                                      Weighted Average
                                                   Exercise Price                      Exercise Price
                                                     per Share                            per Share
                                             -------------------------     Stock      -----------------
                                   Warrants   Options      Warrants       Options     Warrants  Options
                                   --------  ----------  -------------  ------------  --------  -------
Outstanding at January 1, 1998      637,239  7,292,920   $5.54 - 14.73  $1.00 - 9.50   $ 9.57    $ 3.51
  Granted                              -       331,850   $ -            $3.94 - 8.50   $ -       $ 4.69
  Exercised                            -       611,000   $ -            $1.00 - 2.50   $ -       $ 2.13
  Canceled or expired                  -        83,400   $ -            $1.00 - 9.50   $ -       $ 2.83
                                  ---------  ----------
Outstanding at December 31, 1998    637,239  6,930,370   $5.54 - 14.73  $1.00 - 9.50   $ 9.57    $ 3.70
  Granted                              -        15,000   $ -            $2.50 - 4.00   $ -       $ 3.00
  Exercised                            -          -      $ -            $ -            $ -       $ -
  Canceled or expired                  -        36,500   $ -            $2.50 - 9.50   $ -       $ 5.62
                                  ---------  ----------
Outstanding at June 30, 1999        637,239  6,908,870   $5.54 - 14.73  $1.00 - 9.50   $ 9.57    $ 3.69
                                  =========  ==========
Exercisable at June 30, 1999        637,239  6,717,020   $5.54 - 14.73  $1.00 - 9.50   $ 9.57    $ 3.68
                                  =========  ==========

The options and warrants expire at various dates ranging from September 1999 through December 2008.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.       Litigation

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended June 30, 1999. From time to time, we are a party to various legal proceedings incidental to our business which are not material to our operations or financial condition.

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

Overview

    We are a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and certain related products and services. We focus on those products with high replacement potential. We also design and manufacture our own production equipment and produce glass-based media for many of our products. From 1996 through 1999, we experienced significant growth from the acquisition of other air filtration related companies. In April 1999, we acquired the Tidewater Air Filter Fabrication Company, a distributor of filtration products to customers in the eastern United States. In 1998, we acquired Eco-Air Products, Inc. Eco-Air specializes in the manufacture and sale of air filtration products to markets on the West Coast. Eco-Air's products range from high-end, high efficiency particulate air filters through standard-grade filters. We have included the results of operations for the acquired businesses in our financial statements only from the applicable date of acquisition. As a result, you should evaluate our historical results of operations for the periods presented specifically in the context of these acquisitions. Additionally, the historical results of operations do not fully reflect the operating efficiencies and improvements we expect to experience from upgrading and integrating the acquired businesses into our operations. There can be no guarantee that we will be able to achieve these objectives and gains in efficiency. We believe our various acquisitions will, over the long term, have a positive impact on our future results of operations.

Results of Operations for Three Months Ended June 30, 1999 Compared to June 30, 1998

    The following table summarizes our results of operations as a percentage of net sales for the three months ended June 30, 1999 and 1998.

                                        Three Months Ended
                                             June 30,
                                ----------------------------------
                                      1999             1998
                                ----------------  ----------------
                                          (000's omitted)
    Net sales                   45,370    100.0%  39,687    100.0%
    Gross profit                12,066     26.6    9,245     23.3
    Operating expenses           8,429     18.6    5,778     14.6
    Operating income             3,637      8.0    3,467      8.7
    Income before income taxes   3,434      7.6    3,932      9.9
    Income taxes                 1,425      3.1    1,528      3.9
    Net income                   2,009      4.4    2,404      6.1

    Net sales: Net sales for the second quarter of 1999 increased by $5,683,000, or 14.3%, to $45,370,000 from $39,687,000 for the first quarter of 1998.
Tidewater and Eco-Air's operations contributed approximately $6,882,000. Eco-Air was acquired on June 30, 1998. Tidewater was acquired on March 31, 1999. Excluding revenues of Tidewater and Eco-Air from the quarter's numbers, revenues decreased approximately $1,199,000, or 3.0%. This decrease was entirely due to decreases in sales of our high-end products to end users in the semiconductor manufacturing industry.

    Gross Profit: Gross profit for the second quarter of 1999 increased by $2,821,000, or 30.5%, to $12,066,000, which represented 26.6% of net sales, from
$9,245,000, which represented 23.3% of net sales, for the second quarter of 1998. The increase in gross profit was principally attributable to the acquisitions of Eco-Air and Tidewater, which contributed approximately $2,425,000. Excluding the operations of Eco-Air and Tidewater, our gross profit margin represented approximately 25.0% of net sales. We believe this increase in gross margin percentage indicates some improvement from our ongoing automation projects, and the first tangible signs that the operational efficiencies at our newest facilities in Nevada, Illinois and North Carolina are gradually increasing over time, as we expected.

    Operating expenses: Operating expenses for the second quarter of 1999 increased by $2,651,000, or 45.9%, to $8,429,000, representing 18.6% of net sales, from $5,778,000, representing 14.6% of net sales, for the second quarter of 1998. The increase in operating expenses was primarily attributable to the acquisitions of Eco-Air and Tidewater, which contributed approximately $2,078,000. Excluding the operations of Eco-Air and Tidewater, our operating expenses increased 9.9%, and represented 16.5% of net sales. The primary reason for the increase in comparable operating expenses was increased expenditures in central administrative areas in preparation for the consolidation of subsidiaries' overhead operations planned for the next twelve months, after which time these expenditures are expected to decrease compared to historical norms.

    Net income: The increased operating expenses discussed above more than offset the increase in gross profit, and as a result net income for the second quarter of 1999 decreased by $395,000, or 16.4%, to $2,009,000, or $0.08 per share (both diluted and basic), from $2,404,000, or $0.09 (diluted, $0.10 basic) per share for the second quarter of 1998.

Results of Operations for the Six Months Ended June 30, 1999 Compared to June 30, 1998

    The following table summarizes our results of operations as a percentage of net sales for the six months ended June 30, 1999 and 1998.

                                        Six Months Ended
                                             June 30,
                                ----------------------------------
                                      1999             1998
                                ----------------  ----------------
                                         (000's omitted)
    Net sales                   83,515    100.0%  70,372    100.0%
    Gross profit                21,794     26.1   16,794     23.9
    Operating expenses          15,924     19.1   11,365     16.1
    Operating income             5,871      7.0    5,429      7.7
    Income before income taxes   5,569      6.7    6,156      8.7
    Income taxes                 2,311      2.8    2,393      3.4
    Net income                   3,258      3.9    3,763      5.3

    Net sales: Net sales for the first half of 1999 increased by $13,143,000, or 18.7%, to $83,515,000 from $70,372,000 for the first half of 1998. The operations of Eco-Air and Tidewater contributed approximately $12,865,000 of the increase.

    Gross Profit: Gross profit for the first half of 1999 increased by $5,000,000, or 29.8%, to $21,795,000, which represented 26.1% of net sales, from
$16,794,000, which represented 23.9% of net sales, for the first half of 1998. The bulk of the increase in gross profit was attributable to the acquisitions of Eco-Air and Tidewater, which contributed approximately $4,634,000. Excluding the operations of Eco-Air and Tidewater, our gross profit margin represented approximately 24.3% of net sales.

    Operating expenses: Operating expenses for the first half of 1999 increased by $4,559,000, or 40.1%, to $15,924,000, representing 19.1% of net sales, from
$11,365,000, representing 16.1% of net sales, for the first half of 1998. The increase in operating expenses was primarily attributable to the acquisitions of Eco-Air and Tidewater, which contributed approximately $3,819,000. Excluding the operations of Eco-Air, our operating expenses increased 6.5%, and represented 17.1% of net sales.

    Net income: The increased operating expenses discussed above more than offset our increase in gross profit, and as a result net income for the first half of 1999 decreased by $505,000, or 13.4%, to $3,258,000, or $0.13 (diluted,
$0.14 basic) per share, from $3,763,000, or $0.14 (diluted, $0.15 basic) per share for the first half of 1998.

Effects of Inflation

    Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

    We rely primarily upon cash flows from operations and available borrowings under our credit facilities to finance operations. Our working capital was $58,248,000 at June 30, 1999, compared to $47,972,000 at December 31, 1998. This includes cash and cash equivalents of $13,470,000 at June 30, 1999, and $13,673,000 at December 31, 1998.

    Our trade receivables increased $7,498,000, or 28%, to $34,169,000 at June 30, 1999, from $26,671,000 at December 31, 1998. Days sales outstanding, the number of days of average sales represented by outstanding receivables increased to 69 days at June 30, 1999, from 65 days at December 31, 1998. This variation in receivables is typical of timing differences in shipments and payments received. Our days sales outstanding will typically range from 60 to 70 days.

    Our operations used $1,934,000 of cash during the second quarter of 1999, compared to $5,447,000 used in the second quarter of 1998. Primarily, this difference in operating cash flows was due to differences in the amount of change experienced in various asset and liability accounts. For example, during the second quarter of 1999, our trade receivables and inventories collectively increased approximately $7.9 million, and accounts payable increased approximately $2.8 million, resulting in a $5.1 million cash drain from these accounts. However; during the second quarter of 1998, receivables and inventories collectively increased $3.0 million, and accounts payable decreased $7.9 million, resulting in a net $10.9 million cash drain from these accounts. Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by building large inventories in the first quarter and second quarters. The large inventories reduce the likelihood of stock shortages during our busy season and smooth out our labor requirements. Hence, we expect operations to consume cash, or generate substantially less cash than net income, during our first and second quarters because of increases in inventory and trade accounts receivable. During the first half of 1999, the drain on cash attributable to seasonality was lower than in prior years because of new inventory management systems in place at our largest subsidiary. Our financing activities during the second quarter of 1999 generated $7,544,000 of cash, primarily consisting of additional long-term debt, less our continuing stock repurchase program. Our investing activities consumed 3,475,000 of cash, primarily to acquire Tidewater and purchase manufacturing equipment.

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

As of June 30, 1999, this rate was 5.94%. As of June 30, 1999, we had used $19,820,000 of the revolving credit facility. Unless this line of credit is renewed, it will expire in February 2000. In addition, our subsidiary, Eco-Air, has a line of credit agreement with a bank that allows for advances based on 80% of eligible accounts receivable up to a maximum of $2,500,000, of which $0 was outstanding at June 30, 1999. Substantially all of Eco-Air's assets collateralize borrowings under this arrangement, which will expire in August 1999. Outstanding amounts on the line of credit bear interest at a combination of LIBOR plus 1.8% and the bank's prime rate. At June 30, 1999, this rate was 7.75%.

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

    Effective April 1, 1999, we purchased the Tidewater group of companies for $1,750,000, and spent approximately $177,000 in legal, accounting and other expenses which were counted as part of the acquisition cost, for a total cost of acquisition of approximately $1,927,000. Tidewater is an air filter distributor and service organization, with some limited manufacturing capacity for specialty products. Prior to the acquisition, Tidewater was an exclusive distributor of a competitor's products.

    In 1998, our board of directors authorized the repurchase of up to two million shares of our common stock. As of June 30, 1999, we have repurchased approximately 1,105,000 shares of our common stock under this authorization for total cash consideration of $4,313,000. Thus, as of June 30, 1999, up to an additional 895,000 shares are available for repurchase. These shares may be acquired in the open market or through negotiated transactions. These repurchases may be made from time to time, depending on market conditions, share price and other factors. These repurchases are to be used primarily to satisfy our obligations under our stock option and purchase plans or any other authorized incentive plans, or for issuance pursuant to any future equity financing.

    We believe that funds from operations and existing credit facilities will be sufficient to meet our anticipated working capital, capital expenditure and general corporate requirements for the foreseeable future.

Outlook

    During the past two quarters, we have seen the first signs that the Company's newly established manufacturing facilities are beginning to complete their start-up phases. Efficiency at these new facilities is beginning to increase. We expect this process to continue for the next eighteen months, until the new plants reach our goals for material utilization, labor productivity and throughput. Critical to this process, however, will be our success in obtaining additional sales to more fully utilize the production capacity we have put into place.

    We believe the semiconductor industry has been experiencing a cyclical slowdown in capital spending for new facilities, and thus on spending for cleanroom filtration products, since the first quarter of 1997. While we expect capital spending for new semiconductor facilities to increase in the future, we do not expect this to be a significant factor in our overall business during 1999 (only 7% of our first half 1999 and fiscal year 1998 net sales were from high-end products sold for use in the semiconductor industry). In fact, we expect sales for products used in semiconductor plants to remain relatively flat through at least the third quarter.

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

    Our most common products, in terms of both unit and dollar volume, are residential throw-away spun glass filters, which usually sell for prices under $1.00. Any increase in consumer concern regarding air pollution, airborne pollens, allergens, and other residential airborne contaminants could result in replacement of some of these products with higher value products. Our higher value products include our NaturalAire higher-efficiency filters for residential use, with associated sales prices typically over $5.00 each. Any such trend would have a beneficial effect on our business. We have developed new products, such as our Arm & Hammer Pleated Filters for residential use, that are aimed toward increasing consumer awareness of the benefits of using a more effective, but more expensive, filter, and replacing it more frequently. We intend to continue developing products for this purpose. We believe the dramatic and readily recognizable difference in effectiveness between a fresh Arm & Hammer Pleated Filter, and one which has been in place for three or more months will encourage the public to become more aware of these issues.

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

    This Outlook section, and other portions of this document, include certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words "believe," "expect," "intend," "anticipate" or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed below under the heating "Factors That May Affect Future Results" as well as:

    o the shortage of reliable market data regarding the air filtration market,

    o   changes  in  external  competitive  market  factors  or in our  internal
        budgeting   process   which  might  impact  trends  in  our  results  of
        operations,

    o   anticipated working capital or other cash requirements,

    o changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

    o   product obsolescence due to the development of new technologies, and

    o   various   competitive   factors  that  may  prevent  us  from  competing
        successfully in the marketplace.

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

We May Experience Critical Equipment Failure Which Could Have a Material Adverse Effect on Our Business

    If we experience extended periods of downtime due to the malfunction or failure of our automated production equipment, our business, financial condition and operations may suffer. We design, manufacture and assemble the majority of the automated production equipment used in our facilities. We also use other technologically advanced equipment for which manufacturers may have limited production capability or service experience. If we are unable to quickly repair our equipment or quickly obtain new equipment or parts from outside manufacturers, we could experience extended periods of downtime in the event of malfunction or equipment failure.

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

Management Controls a Significant Percentage of Our Stock

    As of June 30, 1999, our directors and executive officers beneficially held approximately 42% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Our Operations Will be Significantly Impaired if Our Systems Fail to be Year 2000 Compliant

    The Year 2000 Problem

    The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that assume the year will always be less than 2000, typically by storing the year portion of the date as just two digits (e.g., 98 for 1998), or making overly simple assumptions regarding leap years and other "special" dates. Systems using a two-digit year may not be able to determine whether "00" represents the year 2000 or 1900, and may fail to process other dates correctly. The problem, if not corrected, will make those systems fail altogether or allow them to generate incorrect calculations causing a disruption of normal operations.

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

    Current Status

    The project team estimates that our Year 2000 readiness project is 97% complete, and the activities involved in assessing external risks and operational issues are 95% complete overall. The following table provides a summary of the current status of the five phases involved and a projected timetable for completion. All of the Company's subsidiaries, with one exception, are fully Year 2000 compliant. This subsidiary and its associated manufacturing facility are being moved to systems which have been fully implemented at several of our other subsidiaries. We expect this facility to be fully Year 2000 compliant by the end of the third quarter.

    Project Phase                    % Completed           Scheduled Completion
    -------------                    -----------           --------------------
    Awareness                            100%                    Complete
    Evaluation                           100%                    Complete
    Hardware Implementation              100%                    Complete
    Phased Software Implementation        95%                 September 1999
    Final Validation                      90%                  October 1999
    ---------------------------------------------------------------------------
    Overall                               97%

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

    The costs and the timetables in which we plan to complete our Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party readiness plans and other factors. We can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

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

    Contingency Plan

    Realizing that some disruption may occur despite our best efforts, we have developed contingency plans for each critical system in the event that one or more of those systems fail. While this is an ongoing process, we believe it is substantially complete.

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

    The fair value of our total debt at June 30, 1999 was approximately $39,405,000. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in our estimated weighted average borrowing rate at June 30, 1999. Although most of the interest on our debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to our total debt for such a hypothetical change.

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

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

    There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended June 30, 1999. From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings is material to the conduct of our business, operations or financial condition.

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

Dated this 13th day of August, 1999.


                                 FLANDERS CORPORATION




                                 By:     /s/ Steven K. Clark
                                        ----------------------
                                              Steven K. Clark
                              Vice President Finance/Chief Financial Officer
                                   Chief Operating Officer and Director
                                     (Authorized officer and principal
                                            financial officer)