Form 10-Q
period 1999-09-30
FLANDERS CORP
filed 1999-11-22
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999
                           Commission File No. 0-27958



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



      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      YES           NO


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date November 18, 1999.


            25,435,583 shares common stock, par value $.001 per share
                                (Title of Class)

                              FLANDERS CORPORATION
                                    FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1999


PART I - FINANCIAL INFORMATION                                             Page

  Item 1 -

    Financial Statements

      Consolidated Condensed Balance Sheet for September 30, 1999
        and December 31, 1998                                                3

      Consolidated  Condensed  Statements of Income for the three
        months and nine months ended  September 30, 1999 and 1998            4

      Consolidated  Condensed  Statements of Shareholders' Equity
        for the nine months ended September 30, 1999 and the year
        ended December 31, 1998                                              5

      Consolidated  Condensed  Statements  of Cash  Flows for the
        nine months ended September 30, 1999 and 1998                        6

      Notes to Consolidated Condensed Financial Statements                   7

  Item 2 -

      Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           10

  Item 3 -

      Quantitative and Qualitative  Disclosures About Market Risk           20

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                21

  Item 2 - Changes in Securities and Use of Proceeds                        21

  Item 3 - Defaults Upon Senior Securities                                  21

  Item 4 - Submission of Matters to a Vote of Security Holders              21

  Item 5 - Other Information                                                21

  Item 6 - Exhibits and Reports on Form 8-K                                 21


SIGNATURES                                                                  23

                  Part I - Financial Information

Item 1.  Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEET

                                                     September 30,  December 31,
ASSETS                                                    1999          1998
--------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                          $ 14,333,305   $ 13,672,685
  Receivables:
    Trade, less allowance for doubtful accounts of
      9/30/99 $523,012; 12/31/98 $551,725              34,359,650     26,670,650
    Other                                               3,653,822      2,177,301
  Inventories (See Note 2)                             28,121,197     25,518,804
  Deferred taxes                                        1,260,589      1,421,847
  Other current assets                                  3,393,347        860,310
                                                     ------------   ------------
              Total current assets                     85,121,910     70,321,597
                                                     ------------   ------------
Related party receivables                               4,358,260      4,263,409
Other assets                                              805,695      3,114,844
Intangible assets, net                                 32,416,427     28,990,924
Property and equipment, net of accumulated
  depreciation and amortization of $17,278,678
  at September 30, 1999; $14,069,608 at
  December 31, 1998                                    61,967,137     61,089,420
                                                     ------------   ------------
                                                     $184,669,429   $167,780,194
                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------
Current liabilities
  Current maturities of long-term debt               $    938,280   $  2,565,014
  Accounts payable                                     18,362,519     15,851,087
  Accrued expenses and other current
    liabilities                                         6,543,310      3,933,918
                                                     ------------   ------------
           Total current liabilities                   25,844,109     22,350,019
                                                     ------------   ------------
Long-term debt, less current maturities                38,048,338     30,105,714
Deferred income taxes                                   5,715,602      5,721,647
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 10,000,000
    shares authorized; none issued                           --             --
  Common stock, $.001 par value; 50,000,000
    shares authorized; issued and outstanding:
    25,435,583 shares at September 30, 1999;
    25,624,339 at December 31, 1998                        25,436         25,624
  Additional paid-in capital                           90,020,663     90,077,257
  Retained earnings                                    25,015,281     19,499,933
                                                     ------------   ------------
           Total stockholders' equity                 115,061,380    109,602,814
                                                     ------------   ------------
                                                     $184,669,429   $167,780,194
                                                     ============   ============

         See Notes to Consolidated Financial Statements


FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                        Three Months ended                Nine Months ended
                                           September 30,                    September 30,
                                  ------------------------------   ------------------------------
                                       1999             1998            1999             1998
                                  -------------    -------------   -------------    -------------
Net sales                         $  49,272,731    $  49,669,341   $ 132,787,952    $ 119,532,227
Cost of goods sold                   35,433,416       37,223,047      97,154,277       90,439,706
                                  -------------    -------------   -------------    -------------
     Gross Profit                    13,839,315       12,446,294      35,633,675       29,092,521
                                  -------------    -------------   -------------    -------------

Operating expenses                    9,582,318        8,885,130      25,505,827       20,036,250
                                  -------------    -------------   -------------    -------------
     Operating income                 4,256,997        3,561,164      10,127,848        9,056,271
Nonoperating income (expense)          (395,202)          59,141        (697,477)         786,749
                                  -------------    -------------   -------------    -------------
     Income before income taxes       3,861,795        3,620,305       9,430,371        9,843,020
Income taxes                          1,604,235        1,429,815       3,915,023        3,822,300
                                  -------------    -------------   -------------    -------------
     Net income                   $   2,257,560    $   2,190,490   $   5,515,348    $   6,020,720
                                  =============    =============   =============    =============
Earnings per weighted average
  common and common equivalent
  share outstanding:
    Basic                         $        0.09    $        0.09   $        0.22    $        0.24
                                  =============    =============   =============    =============
    Diluted                       $        0.09    $        0.08   $        0.21    $        0.22
                                  =============    =============   =============    =============
Weighted average common and
  common equivalent shares
  outstanding:
    Basic                            25,264,583       25,103,156      25,371,049       25,210,106
                                  =============    =============   =============    =============
    Diluted                          26,341,566       27,305,317      26,631,839       27,703,287
                                  =============    =============   =============    =============


         See Notes to Consolidated Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                                                          Additional
                                                     Common         Paid-In         Retained
                                                     Stock          Capital         Earnings
                                                  ------------    ------------    ------------
Balance, January 1, 1998                                25,663      91,969,830      14,211,365
  Issuance of 110,000 shares of common stock
    to acquire remaining interest in a
    subsidiary from minority stockholders                  110         522,390            --
  Issuance of 121,264 shares of common stock
    upon non-cash exercise of stock options                121            (121)           --
  Purchase and retirement of 731,350 shares
    of common stock                                       (731)     (3,284,827)           --
  Issuance of 461,000 shares of common stock
    upon exercise of options                               461       1,152,039            --
  Issuance of receivables related to exercise
    of options                                            --          (722,500)           --
  Payment on receivables related to exercised
    options                                               --           235,700            --
  Income tax benefit of stock options exercised           --           253,795            --
  Registration of Company common stock                    --           (77,487)           --
  Valuation and release from escrow of 7,000
    shares of common stock related to certain
    acquisitions                                          --            28,438            --
  Net income                                              --              --         5,288,568
                                                  ------------    ------------    ------------
Balance, December 31, 1998                              25,624      90,077,257      19,499,933
                                                  ------------    ------------    ------------
  Valuation and release from escrow of 238,899
    shares of common stock related to certain
    acquisitions                                          --           970,527            --
  Issuance of 94,544 shares of common stock
    related to certain acquisitions                         95             (95)           --
  Purchase and retirement of 283,300 shares
    of common stock                                       (283)     (1,027,027)           --
  Net income                                              --              --         5,515,348
                                                  ------------    ------------    ------------
Balance, September 30, 1999                       $     25,436    $ 90,020,663    $ 25,015,281
                                                  ============    ============    ============


         See Notes to Consolidated Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                 For the Three Months Ended      For the Nine Months Ended
                                                        September 30,                  September 30,
                                                ----------------------------    ----------------------------
                                                    1999            1998            1999            1998
                                                ------------    ------------    ------------    ------------
           NET CASH PROVIDED (USED) BY
                  OPERATING ACTIVITIES          $  2,920,198    $  3,579,091    $  1,244,954    $ (5,688,161)

CASH FLOWS FROM INVESTING ACTIVITIES
  Gain/loss on sale of assets                           --             7,767            --             7,767
  Acquisitions, net of cash received                    --        (1,786,692)    (13,027,741)           --
  Purchase of fixed assets                        (1,639,198)     (3,553,045)     (4,086,787)    (13,530,697)
                                                ------------    ------------    ------------    ------------
                    NET CASH (USED) BY
                  INVESTING ACTIVITIES            (1,639,198)     (3,545,278)     (5,873,479)    (26,550,671)

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments on receivables secured by
    common stock                                        --              --           235,700            --
  Short-term investments                                --              (665)           --          (294,992)
  Repurchase of common stock                            --        (2,869,786)     (1,027,310)     (3,285,558)
  Registration costs for prior private
    offering                                            --           (86,613)           --           (86,613)
  Net change in long-term borrowings                (418,041)     (1,596,730)      6,316,455      17,012,473
                                                ------------    ------------    ------------    ------------
           NET CASH PROVIDED (USED) BY
                  FINANCING ACTIVITIES              (418,041)     (4,553,794)      5,289,145      13,581,010
                                                ------------    ------------    ------------    ------------
       NET INCREASE (DECREASE) IN CASH               862,959      (4,519,981)        660,620     (18,657,822)
CASH AT BEGINNING OF PERIOD                       13,470,346      21,316,739      13,672,685      35,454,580
                                                ------------    ------------    ------------    ------------
    CASH AT END OF PERIOD (See Note 4)          $ 14,333,305    $ 16,796,758    $ 14,333,305    $ 16,796,758
                                                ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid for income taxes                  $    210,963    $  1,347,261    $  2,313,458    $  1,347,261
                                                ============    ============    ============    ============
    Cash paid for interest                      $    313,960    $    530,858    $    904,801    $    931,611
                                                ============    ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF NON-CASH
  FINANCING ACTIVITIES
    Issuance of common stock for acquisitions   $       --      $       --      $       --      $    522,500
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

Interim financial statements:

The interim financial statements presented herein are unaudited, except for the consolidated balance sheet as of December 31, 1998, which has been derived from audited financial statements, and have been prepared in accordance with the instructions to Form 10-Q, and consequently may not include all disclosures normally required by generally accepted accounting principles or those normally made in the Company's Annual Report on Form 10-K. These statements should be read in conjunction with financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three months and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

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

Note 2.  Inventories

Our inventories consist of the following at September 30, 1999 and December 31, 1998:

                                  9/30/99       12/31/98
                                -----------   -----------
    Finished goods              $14,353,346   $12,988,501
    Work in progress              3,695,668     1,036,809
    Raw materials                10,166,597    11,587,908
                                -----------   -----------
                                 28,215,611    25,613,218
    Less allowance                   94,414        94,414
                                -----------   -----------
                                $28,121,197   $25,518,804
                                ===========   ===========



Note 3.  Stock Options and Warrants

The following table summarizes the activity related to our stock options and warrants for the nine months ended September 30, 1999 and the year ended December 31, 1998:

                                                                                           Weighted Average
                                                                  Exercise Price            Exercise Price
                                                                     per Share                 per Share
                                                  Stock     ----------------------------   -----------------
                                      Warrants   Options      Warrants         Options     Warrants  Options
                                     --------------------   -------------   ------------   --------  -------
Outstanding at January 1, 1998        637,239   7,292,920   $5.54 - 14.73   $1.00 - 9.50   $ 9.57     $ 3.51
  Granted                                --       331,850   $        --     $3.94 - 8.50   $  --      $ 4.69
  Exercised                              --       611,000   $        --     $1.00 - 2.50   $  --      $ 2.13
  Canceled or expired                    --        83,400   $        --     $1.00 - 9.50   $  --      $ 2.83
                                     --------------------
Outstanding at December 31, 1998      637,239   6,930,370   $5.54 - 14.73   $1.00 - 9.50   $ 9.57     $ 3.70
  Granted                                --        42,850   $        --     $2.50 - 4.00   $  --      $ 4.13
  Exercised                              --          --     $        --     $       --     $  --      $
  Canceled or expired                    --        36,500   $        --     $2.50 - 9.50   $  --      $ 5.62
                                     --------------------
Outstanding at September 30, 1999     637,239   6,936,720   $5.54 - 14.73   $1.00 - 9.50   $ 9.57     $ 3.69
                                     ====================
Exercisable at September 30, 1999     637,239   6,893,870   $5.54 - 14.73   $1.00 - 9.50   $ 9.57     $ 3.69
                                     ====================

The options and warrants expire at various dates ranging from September 1999 through December 2008.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4.  Litigation

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended September 30, 1999. From time to time, we are a party to various legal proceedings incidental to our business which are not material to our operations or financial condition.

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

Overview

    We are a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and certain related products and services. We focus on those products with high replacement potential. We also design and manufacture our own production equipment and produce glass-based media for many of our products. From 1996 through 1999, we experienced significant growth from the acquisition of other air filtration related companies. In April 1999, we acquired the Tidewater Air Filter Fabrication Company, a distributor of filtration products to customers in the eastern United States. In June 1998, we acquired Eco-Air Products, Inc. Eco-Air specializes in the manufacture and sale of air filtration products to markets on the West Coast. Eco-Air's products range from high-end, high efficiency particulate air filters through standard-grade filters. We have included the results of operations for the acquired businesses in our financial statements only from the applicable dates of acquisition. As a result, you should evaluate our historical results of operations for the periods presented specifically in the context of these acquisitions. Additionally, the historical results of operations do not fully reflect the operating efficiencies and improvements we expect to experience from upgrading and integrating the acquired businesses into our operations. There can be no guarantee that we will be able to achieve these objectives and gains in efficiency. We believe our various acquisitions will, over the long term, have a positive impact on our future results of operations.

Results of Operations for Three Months Ended September 30, 1999 Compared to September 30, 1998

    The following table summarizes our results of operations as a percentage of net sales for the three months ended September 30, 1999 and 1998.

                                            Three Months Ended
                                               September 30,
                                 --------------------------------------
                                        1999                 1998
                                 -----------------    -----------------
                                             (000's omitted)
    Net sales                    49,273     100.0%    49,669     100.0%
    Gross profit                 13,839      28.1     12,446      25.1
    Operating expenses            9,582      19.4      8,885      17.9
    Operating income              4,257       8.6      3,561       7.2
    Income before income taxes    3,862       7.8      3,620       7.3
    Income taxes                  1,604       3.3      1,430       2.9
    Net income                    2,258       4.6      2,190       4.4

    Net sales: Net sales for the third quarter of 1999 were $49,273,000, not significantly changed from $49,669,000 of revenues for the third quarter of 1998. Tidewater's operations contributed approximately $1,167,000. Tidewater was acquired on March 31, 1999. Excluding revenues of Tidewater from the quarter's numbers, revenues decreased approximately $1,563,000, or 3.1%. This decrease was due to several factors: We believe the U.S. air filtration market has been soft this year, as other major air filter manufacturers have also reported sales decreases and softness in the marketplace; we also experienced shipment delays due to hurricanes on the Eastern Seaboard which impacted revenues; and sales of high-end filters to end users in the semiconductor industry were still down compared to last year.

    Gross Profit: Gross profit for the third quarter of 1999 increased by $1,393,000, or 11.2%, to $13,839,000, which represented 28.1% of net sales, from
$12,446,000, which represented 25.1% of net sales, for the third quarter of 1998. We believe this increase in gross margin percentage is primarily due to several things, including: higher margins on sales through our direct sales offices, which made significant contributions to sales of our products for the first time during the quarter; margin improvement from our ongoing automation projects; and operational efficiencies at our newest facilities in Nevada, Illinois and North Carolina which are gradually increasing over time, and should increase to the levels experienced historically at other plants during the next twelve to eighteen months.

    Operating expenses: Operating expenses for the third quarter of 1999 increased by $697,000, or 7.8%, to $9,582,000, representing 19.4% of net sales, from $8,885,000, representing 17.9% of net sales, for the third quarter of 1998. The increase in operating expenses was attributable to several factors, including: The acquisition of Tidewater, which contributed approximately $229,000; the establishment of direct sales offices in the Western U.S.; and increased expenditures in central administrative areas in preparation for the consolidation of subsidiaries' overhead operations planned for the next twelve months.

    Operating income: Operating income for the third quarter of 1999 increased by $696,000, or 19.5%, to $4,257,000, representing 8.6% of net sales, from $3,561,000, representing 7.2% of net sales, for the third quarter of 1998. This increase was due to the increase in gross margin, partially offset by the increase in sales and operating expenses already discussed.

    Net income: Net income for the third quarter of 1999 increased by $68,000, or 3.1%, to $2,258,000, or $0.09 per share (both diluted and basic), from $2,190,000, or $0.08 (diluted, $0.09 basic) per share for the third quarter of 1998.

Results of Operations for the Nine Months Ended September 30, 1999 Compared to September 30, 1998

    The following table summarizes our results of operations as a percentage of net sales for the nine months ended September 30, 1999 and 1998.

                                            Nine Months Ended
                                               September 30,
                                 ----------------------------------------
                                        1999                  1998
                                 ------------------    ------------------
                                             (000's omitted)
    Net sales                    132,788     100.0%    119,532     100.0%
    Gross profit                  35,634      26.8      29,093      24.3
    Operating expenses            25,506      19.2      20,036      16.8
    Operating income              10,128       7.6       9,056       7.6
    Income before income taxes     9,430       7.1       9,843       8.2
    Income taxes                   3,915       2.9       3,822       3.2
    Net income                     5,515       4.2       6,021       5.0

    Net sales: Net sales for the first nine months of 1999 increased by $13,256,000, or 11.1%, to $132,788,000 from $119,532,000 for the first nine months of 1998. This increase was due to the acquisitions of Tidewater and Eco-Air, partially offset by softness in the U.S. air filtration marketplace, shipment delays caused by hurricanes, and the continued decline of sales to the semiconductor industry.

    Gross Profit: Gross profit for the first nine months of 1999 increased by $6,541,000, or 22.5%, to $35,634,000, which represented 26.8% of net sales, from
$29,093,000, which represented 24.3% of net sales, for the first nine months of 1998. We believe this increase in gross margin percentage is primarily due to several things, including: higher margins on sales through our direct sales offices, which made significant contributions to sales of our products for the first time during the third quarter; margin improvement from our ongoing automation projects; and operational efficiencies at our newest facilities in Nevada, Illinois and North Carolina which are gradually increasing over time, and should increase to the levels experienced historically at other plants during the next twelve to eighteen months.

    Operating expenses: Operating expenses for the first nine months of 1999 increased by $5,470,000, or 27.3%, to $25,506,000, representing 19.2% of net sales, from $20,036,000, representing 16.8% of net sales, for the first nine months of 1998. The increase in operating expenses was primarily attributable to the acquisitions of Eco-Air and Tidewater, which contributed approximately $4,048,000, and new direct sales offices and associated start-up costs.

    Net income: Net income for the first nine months of 1999 decreased by $506,000, or 8.4%, to $5,515,000, or $0.21 (diluted, $0.22 basic) per share, from $6,021,000, or $0.22 (diluted, $0.24 basic) per share for the first nine months of 1998.

Effects of Inflation

    Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

    We rely primarily upon cash flows from operations and available borrowings under our credit facilities to finance operations. Our working capital was $59,277,000 at September 30, 1999, compared to $47,972,000 at December 31, 1998.
This includes cash and cash equivalents of $14,333,000 at September 30, 1999, and $13,673,000 at December 31, 1998.

    Our trade receivables increased $7,689,000, or 28.8%, to $34,360,000 at September 30, 1999, from $26,671,000 at December 31, 1998. Days sales outstanding, the number of days of average sales represented by outstanding receivables decreased to 64 days at September 30, 1999, from 65 days at December 31, 1998. This variation in receivables is typical of timing differences in shipments and payments received. Our days sales outstanding will typically range from 60 to 70 days.

    Our operations generated $2,920,000 of cash during the third quarter of 1999, compared to $1,245,000 generated in the third quarter of 1998. Primarily, this difference in operating cash flows was due to differences in the amount of change experienced in various asset and liability accounts. Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by building large inventories in the first quarter and second quarters. The large inventories reduce the likelihood of stock shortages during our busy season and smooth out our labor requirements. Hence, we expect operations to consume cash, or generate substantially less cash than net income, during our first and second quarters because of increases in inventory and trade accounts receivable. During the first half of 1999, the drain on cash attributable to seasonality was lower than in prior years because of new inventory management systems in place at our largest subsidiary. Our financing activities during the third quarter of 1999 consumed $418,000 of cash, primarily consisting of payments on long-term debt. Our investing activities consumed $1,639,000 of cash, primarily to purchase manufacturing and other equipment.

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

As of September 30, 1999, this rate was 6.46%. As of September 30, 1999, we had used $21,473,000 of the revolving credit facility. Unless this line of credit is renewed, it will expire in February 2000. We plan to renew or extend this credit facility.

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

    In 1998, our board of directors authorized the repurchase of up to two million shares of our common stock. As of September 30, 1999, we had repurchased approximately 1,105,000 shares of our common stock under this authorization for total cash consideration of $4,313,000. Thus, as of September 30, 1999, up to an additional 895,000 shares were available for repurchase. These shares may be acquired in the open market or through negotiated transactions. These repurchases may be made from time to time, depending on market conditions, share price and other factors. These repurchases are to be used primarily to satisfy our obligations under our stock option and purchase plans or any other authorized incentive plans, or for issuance pursuant to any future equity financing.

    We believe that funds from operations and existing credit facilities will be sufficient to meet our anticipated working capital, capital expenditure and general corporate requirements for the foreseeable future.

Outlook

    During the past three quarters, we have seen the first signs that the Company's newly established manufacturing facilities are beginning to complete their start-up phases. Efficiency at these new facilities is beginning to increase. We expect this process to continue for the next eighteen months, until the new plants reach our goals for material utilization, labor productivity and throughput. Critical to this process, however, will be our success in obtaining additional sales to more fully utilize the production capacity we have put into place.

    In July, we established a national contracts sales group. This group is focused on obtaining national supply agreements with major industrial end users, typically with purchases from us by each such customer expected to exceed $1 million per year. These types of customers are not typically accessible to our predominantly regional representative and distributor organizations, and so remain a largely untapped market for us. While it is difficult to predict the precise magnitude of sales that will actually result from this endeavor, we have targeted customers with aggregate annual air filtration requirements in excess of $100 million. To date, we have received our first major contract for this market segment, a three-year exclusive arrangement to provide filters to a major HVAC system manufacturer which is expected to contribute at least $5 million to annual sales, beginning in the fourth quarter of 1999.

    During the quarter, we negotiated joint venture agreements with major air filter distributors or manufacturers in several different areas in the Pacific Rim, including Australia, Korea, Malaysia, Singapore, Taiwan, Hong Kong and
China. These arrangements are structured so that we sell the ventures proprietary materials and provide certain proprietary equipment. These agreements are not expected to have a material effect on our financial position or results of operations during the first half of the year 2000. However, we hope that the ventures will become a significant source of revenue and income in the future.

    Also during the quarter, we finished our internal verification of a new Indoor Air Quality system targeted toward commercial office buildings. This product, part of our engineered services group, uses air quality monitoring, computer models and automated data collection to develop a complete analysis of a building's air quality over time, which is then used to generate and verify solutions to air quality problems. While the ten installations of this technology currently in place are not material to the results of the Company, and sales from this product are not expected to be a material contributor in the next year, we believe that this combination of filtration products and engineering services is the best way to address Indoor Air Quality problems, including Sick Building Syndrome, and believe the potential market for this application exceeds $5 million.

    We believe the semiconductor industry has been experiencing a cyclical slowdown in capital spending for new facilities, and thus on spending for cleanroom filtration products, since the first quarter of 1997. While we expect capital spending for new semiconductor facilities to increase in the future, we do not expect this to be a significant factor in our overall business during 1999 (only 7% of our sales to date in 1999 and 1998 were from high-end products sold for use in the semiconductor industry). In fact, we expect sales for products used in semiconductor plants to remain relatively flat through the rest of this year.

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

    Currently, the largest domestic market for air filtration products is for mid-range ASHRAE-rated products and HVAC systems, typically used in commercial and industrial buildings. To date, our penetration of this market has been relatively small. We believe our ability to offer a "one stop" supply of air filtration products to HVAC distributors and wholesalers may increase our share of this market segment. We also believe that our recently developed modular air handlers and environmental tobacco smoke systems will enable us to expand sales to these customers. We intend our new products to serve as high profile entrants with distributors and manufacturers' representatives, who can then be motivated to carry our complete product line.

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

Management Controls a Significant Percentage of Our Stock

    As of September 30, 1999, our directors and executive officers beneficially held approximately 42% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

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

    We have granted options to purchase a total of 6,936,720 shares of common stock to various parties with exercise prices ranging from $1.00 to $9.50 per share. The majority of these options are currently exercisable. Additionally, most of the common stock issuable upon the exercise of these options is registered on a Form S-8. As a result, if the option holders exercise these options, we will issue shares of stock that will generally be available for sale in the public market.

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

    Current Status

    The project team estimates that our Year 2000 readiness project is 99% complete, and the activities involved in assessing external risks and operational issues are 98% complete overall. The following table provides a summary of the current status of the five phases involved and a projected timetable for completion. All of the Company's subsidiaries, with one exception, are fully Year 2000 compliant. This subsidiary and its associated manufacturing facility are being moved to systems which have been fully implemented at several of our other subsidiaries. We expect this facility to be fully Year 2000 compliant by the end of November.

    Project Phase                      % Completed          Scheduled Completion

    Awareness                              100%                  Complete
    Evaluation                             100%                  Complete
    Hardware Implementation                100%                  Complete
    Phased Software Implementation         100%                   Compete
    Final Validation                        98%                November 1999
--------------------------------------------------------------------------------
    Overall                                 99%

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

    The fair value of our total debt at September 30, 1999 was approximately $38,987,000. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in our estimated weighted average borrowing rate at September 30, 1999. Although most of the interest on our debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to our total debt for such a hypothetical change.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

    There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended
    September 30, 1999. From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings is material to the conduct of our business, operations or financial condition.

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

Dated this 19th day of November, 1999.


                                    FLANDERS CORPORATION




                                    By:     /s/ Steven K. Clark
                                            -----------------------------------
                                            Steven K. Clark
                                            Vice President Finance/Chief
                                            Financial Officer, Chief Operating
                                            Officer and Director
                                            (Authorized officer and principal
                                             financial officer)