Form 10-K
period 1999-12-31
FLANDERS CORP
filed 2000-04-14
CIK 799526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the fiscal year ended December 31, 1999

                                       or

    [ ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
         For the transition period from _____________ to ______________

                         Commission File Number 0-27958

                              FLANDERS CORPORATION
             (Exact name of registrant as specified in its charter)



                 North Carolina                             13-3368271
       (State or other jurisdiction of                      ----------
        incorporation or organization)                (IRS Employer ID Number)

   2399 26th Avenue North, St. Petersburg, FL                 33734
   ------------------------------------------                 -----
    (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (727) 822-4411

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class

                     Common Stock, $.001 per share par value

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    As of April 13, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $57,985,947.

    As of April 13, 2000, the number of shares outstanding of the registrant's common stock was 25,435,583 shares.

                              FLANDERS CORPORATION
                                    FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

PART I........................................................................3

    Item 1.  Business.........................................................3
    Item 2.  Properties......................................................11
    Item 3.  Legal Proceedings...............................................12
    Item 4.  Submission of Matters to a Vote of Security Holders.............12

PART II......................................................................13

    Item 5.  Market for Registrant's Common Equity and Related
             Stockholder Matters.............................................13
    Item 6.  Selected Financial Data.........................................14
    Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................15
    Item 7A. Quantitative and Qualitative Disclosures About
             Market Risk.....................................................24
    Item 8.  Financial Statements and Supplementary Data.....................24
    Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure..........................24

PART III.....................................................................25

    Item 10. Directors and Executive Officers of the Registrant..............25
    Item 11. Executive Compensation..........................................26
    Item 12. Security Ownership of Certain Beneficial Owners and
             Management......................................................32
    Item 13. Certain Relationships and Related Transactions..................34

PART IV......................................................................35

    Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K.............................................35

SIGNATURES...................................................................38

FINANCIAL STATEMENTS

    Report of Grant Thornton LLP Independent Certified Public Accountants...F-2
    Independent Auditor's Report of McGladrey & Pullen, LLP.................F-3
    Consolidated Balance Sheets.............................................F-4
    Consolidated Statements of Earnings.....................................F-5
    Consolidated Statements of Stockholders' Equity.........................F-6
    Consolidated Statements of Cash Flows...................................F-7
    Notes to Consolidated Financial Statements.............................F-10
    Financial Statement Schedules..........................................F-27

                                     PART I

Item 1.  Business

OVERVIEW

We design, manufacture and sell air filters and related products. Historically, we have been a leading manufacturer of High Efficiency Particulate Air (HEPA) filters, specializing in high-end cleanroom and containment filters for end users in semiconductor manufacturing, nuclear processing, biotechnology, and other high technology applications. In 1995, we began a strategy of growth through acquisition, and acquired manufacturers of a broad range of additional air filtration products, growing from $39 million in sales in 1995 to approximately $171 million in sales in 1999. We now offer air filters ranging from spun-glass furnace filters through high-volume electrostatic precipitators and cleanroom laminar-flow HEPA filters.

Our air filters are utilized by many industries, including those associated with commercial and residential heating, ventilation and air conditioning systems (commonly known as "HVAC" systems), semiconductor manufacturing, ultra-pure materials, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. We also design and manufacture much of our own production equipment to automate our processes in order to decrease labor costs associated with our standard products. We also produce glass-based air filter media for many of our products. Our customers include Abbott Laboratories, The Home Depot, Inc., Motorola, Inc., Merck & Co., Inc., Upjohn Co., Wal-Mart Stores, Inc., Westinghouse Electric Corp., and several large computer chip manufacturers.

The vast majority of our revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

GENERAL DEVELOPMENT OF BUSINESS

Flanders Corporation was incorporated on July 2, 1986 in the State of Nevada, and is currently domiciled in North Carolina. Beginning in December 1995, we began to implement a strategy of growth through acquisition, acquiring several companies specializing in air filters and related products, including Flanders Filters, Inc., Charcoal Service Corporation, Air Seal Filter Housings, Inc., Precisionaire, Inc., and Eco-Air Products, Inc.

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

Effective June 30, 1998, pursuant to a stock purchase agreement, we acquired substantially all the outstanding stock of Eco-Air Products, Inc. The purchase price, including expenses and net of cash received, was approximately $15,455,160, plus up to $5,000,000 payable in cash or common stock (at sellers' option) if certain performance criteria are met.

RECENT DEVELOPMENTS

On March 21, 2000, we announced that we had engaged the investment banking firm PaineWebber Incorporated to help us explore strategic alternatives, including the possible sale of the Company.

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

INDUSTRY BACKGROUND

The McIlvaine Company, a leading industry analyst, estimated that the worldwide air filtration market would be approximately $3.2 billion in 1999, with the United States being the largest market for air filters because of the prevalence of forced air heating and cooling. McIlvaine also estimated the air filtration market would grow at an annual rate of 8% per year through 2003. They indicated that the driving forces behind growth in the air filtration market would be using higher-performance filters in commercial and residential spaces instead of current low-efficiency models, and the use of air filters in new applications. Management believes the forces driving the air filtration market are evolving, beginning in the past decade and continuing for the next several years, from preserving machinery and equipment to maintaining indoor air quality. In addition, we expect many high-growth technology industries to increase their reliance on air filters to remove microscopic and gaseous contaminants from sensitive manufacturing processes associated with semiconductor manufacturing, pharmaceutical production, ultra-pure materials manufacturing and biotechnology. Companies are devoting resources to air filtration products to enhance process efficiency and employee productivity.

Air filters are used in many different applications, including the following:

    o Commercial and Residential HVAC Systems. Replacement filters are an essential requirement for the efficient operation of commercial and residential HVAC systems.

    o General Industrial. Air filters are used in standard industrial settings to provide cleaner work environments; for example, auto makers use air filtration systems to remove "oil mist" contaminants from the air in their plants, and industrial paint booth users utilize air filtration to remove paint particles from the air.

    o Semiconductors. HEPA and carbon filters are necessary to meet the increasingly stringent manufacturing environment requirements of semiconductor manufacturers, where microscopic airborne contaminants can ruin microchips during production, having a large impact on manufacturing yield and profitability. Carbon filters are also being increasingly used to filter gaseous contaminants from semiconductor manufacturing areas.

    o Pharmaceuticals. Pharmaceutical companies are increasingly using cleanrooms to prevent cross-contamination between different products and different lots of the same products being manufactured at the same facility. The increasing use of cultured microbes for drug production is also expected to increase demand for high-end containment environments.

    o Biotechnology. Containment systems for the manipulation of viruses and bacteria using genetic engineering techniques are critical to the biotechnology industry.

    o Nuclear Power and Materials Processing. Filtration systems are necessary to radioactive containment procedures for all nuclear facilities.

RECENT TRENDS

Recent trends in the air filter industry, as well as changes in laws and governmental regulations, all encourage an increased awareness of the benefits of the use of air filtration products. Some of these trends and changes are:

    Indoor Air Quality and Health. We believe there is an increase in public concern regarding the effects of Indoor Air Quality on employee productivity and health, as well as an increase in interest in standards for detecting and solving IAQ problems. For example, the American Society of Heating Refrigeration and Air-Conditioning Engineers (ASHRAE) has recently established certain minimum standards for ventilation and indoor air quality for commercial and industrial settings. The World Health Organization has recently been studying the effects of air quality on human health, including widely publicized epidemiological studies indicating that airborne contaminants kill more people than automobile accidents.

    Hazardous Working Environments. Several studies recognize that air quality in working facilities has an impact upon human health. OSHA regulations, in particular, have made IAQ a consideration in a wide variety of industries, ranging from those industries using spray-paint booths to those using automobile assembly lines.

    Sick Building Syndrome. Sick Building Syndrome, which is characterized by lethargy, frequent headaches, eye irritation and fatigue, has recently been shown to be a valid concern, and is a major design consideration in new and renovated commercial and industrial buildings. The identification of "sick" buildings, and solutions for mitigation, involve complex issues which need to be examined on a case-by-case basis by qualified engineers; solutions typically include improving the HVAC and filtration systems of the "sick" buildings.

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

STRATEGY

Our current business strategy seeks to increase earnings, and hence shareholder value, by improving operating efficiency and increasing our market share.

    IMPROVE OPERATING EFFICIENCY

    Eliminate Unprofitable Operations. During 1997, we established a new subsidiary, Airseal West, Inc., to serve as a manufacturer of industrial air handlers, custom housings, and related products for the western U.S. The market opportunities envisioned by this venture failed to materialize, and Airseal West focused its primary efforts on perceived opportunities in businesses and products unrelated to air filtration, including sporting goods, vending equipment and other general manufacturing. In December 1999, the Board of Directors adopted a formal plan to close Airseal West and sell its non air filter related assets. We estimate this will save approximately $2 million per year (see "Management's Discussions and Analysis of Financial Condition and Results of Operations - Discontinued Operations").

    Vertical Integration. In December 1997, we acquired a small glass media manufacturing plant in Salt Lake City, Utah, which produced spun-glass media for our highest-volume products, flat panel filters, using traditional processes, supplying perhaps 5% of our demand for this material. This plant was also in the process of building a more efficient plant for producing the spun-glass media used in these filters. In 1998, we began to build the second generation of equipment for this purpose. By September 1999, we had completed, evaluated and replicated the second generation of equipment and begun building enough of this equipment to increase our production to the level required to supply our three plants in the western U.S. with media. This project should be completed in the second quarter of 2000. We plan to establish a duplicate plant in North Carolina to supply our plants in the rest of the U.S. With both plants in production, we estimate this process will decrease our costs associated with spun-glass materials by at least forty percent, representing approximately $2.5 million in annual cost savings at current rates of usage.

    Strategic Acquisitions. We continue to search for opportunities to acquire new businesses, although our criteria for evaluating these businesses has moved toward acquiring regional distributors and resellers, and away from acquiring competing air filter manufacturers. We are looking for potential acquisitions with the following characteristics: (i) dominant positions in local or regional markets, (ii) a stable customer base distinct from our existing customers, and (iii) a history of consistent and healthy earnings. Acquiring resellers and distributors with these characteristics allows us to increase operating margins by removing at least one layer of "middlemen," and their compounding mark-ups and commissions from the sales and distribution process, allowing us to charge higher prices while maintaining competitive pricing with end users. At the present time, we do not have any binding agreements with respect to future acquisitions.

    Centralize Overhead Functions. During the fourth quarter of 1999, we consolidated all of the sales forces of our various subsidiaries into a single, consistent national sales team, eliminating overlapping territories, duplication of literature, centralizing travel coordination and adding focus to our sales efforts. We are continuing to centralize and eliminate duplication efforts between subsidiaries in the following areas: purchasing, production planning, shipping coordination, accounting, personnel management, risk management and benefit plan administration.

    Expand Mexican Manufacturing. We expect to have completed an expansion of our Tijuana, Mexico, plant, which will produce our standard spun-glass and pleated filters, in all grades, for sale in the western U.S. We will be moving some of the production equipment from our plants in San Diego and Nevada to this expansion.

    Electronic Commerce. We believe there are significant cost savings and error reduction opportunities in allowing our customers to enter orders, examine specifications, receive confirmations, and check on the status of their orders, via the Internet. In September 1999, we began an initiative to analyze all other areas of our business for plans to implement savings by using the Internet to automate communications with current customers, potential customers, end users and investors. We believe there are opportunities for significant cost reductions in customer service, shipping errors, orders administration, customer pre-qualification, lead generation and documentation storage. We anticipate completion of the first iteration and implementation of this process in the year 2000, and plan to make the Internet a central part of our future strategy for growth and cost minimization. We do not anticipate significant direct retail sales from electronic commerce in the foreseeable future, because shipping bulky packages of inexpensive filters in less than truckload quantities is prohibitively expensive.

    Increase Market Share

    Increase Sales to Existing and New Customers. We sell our products through a direct sales force and manufacturers' representatives. Historically, any given manufacturers' representative has only sold a small sub-set of our current complete product line. However, we now offer a much larger range of air filtration products, allowing these representatives to purchase their full line of air filtration products from us instead of buying a mix of air filtration products from a range of manufacturers.

    Use  Facilities  Located  Throughout  the United  States to Increase  Market
    Share. Through acquisition and the establishment of new plants, we have placed facilities within one day's over-the-road shipping of most major population centers in the United States. We believe this ability to regionalize production and distribution will improve our business in several ways: (i) Decrease cost of sales by reducing the average distance between our plants and our customers, and hence decrease the cost of outbound freight; (ii) increase responsiveness by decreasing the average time required to ship products to customers; and (iii) increase our share of national accounts' total business by having manufacturing facilities in closer proximity to customers' regional distribution centers. The ability to service all major population centers with regional manufacturing centers is critical for our business, allowing us to compete on price against less broadly based competitors without sacrificing margins, as well as the ability to respond more rapidly than most of our competition.

    Adapt Processes to New End User Requirements. During 1999, we established a complete line of air filtration products for the removal of airborne paint and associated solvents from the air. We were able to adapt our bulk manufacturing processes to the high-volume synthetic media required for this end use, and anticipate that revenues in this area will exceed $10 million in 2000. We continue to watch for applications where our competitive strengths can be readily adapted to new end users.

    Offer Indoor Air Quality Diagnosis and Remediation Services. During 1999, as part of the acquisition of the Tidewater group of companies, we acquired a small engineering firm specializing in monitoring air quality using automated real-time data collection techniques over a period of months, diagnosing any potential indoor air quality problems and suggesting remediation programs. We believe we will be able to leverage this expertise into value-added sales to our existing industrial and commercial customers, and the filter sales and service companies which supply them, increasing our revenues by adding value-added consulting and monitoring services.

    Continued Emphasis on Quality and Performance. A continued emphasis on product quality has allowed us to capture market share serving several industries in recent years.

MARKETING

During 1999, we restructured and centralized our sales and marketing structure, which we believe allows us to focus our marketing efforts more precisely, and ensures consistency of presentation and pricing across all customers. Previously, each subsidiary had its own sales and marketing infrastructure, which contributed to waste and inefficiency, and more importantly, market confusion. Our marketing efforts are targeted to the needs of individual customers and groups of customers, and may consist of mass marketing allowances and incentive programs for retailers, educational point of purchase materials and enhanced signage for consumers and industry-specific technical seminars for filter sales and service organizations.

Much of our marketing effort consists of personal visits to customers and distributors through an extensive tiered network of contract salespeople. Periodic visits are enhanced by mass mailings announcing new products, participation in trade shows for exposure and lead generation, technical articles and advertisements in trade periodicals, and a newly redesigned catalog containing all Flanders products. During 1999, we restructured and unified all of our product offerings, so that each subsidiary no longer generates its own marketing literature. We also re-wrote the bulk of our catalog and promotional materials to include all product lines in a consistent and easy-to-access format, which can be used by all of our customers.

Besides developing new sales leads and contacts, we are also focused on increasing the effectiveness of our existing distributors and contract salesmen, by allowing them to offer our products as a complete "single-source" for air filtration products. We believe this will allow them to increase their sales for the following reasons:

    Dependability and Responsiveness. Our ability to express-ship via standard ground freight to any major population center within one day is a key competitive advantage. We also believe that our expansion program and general production capacity also allow us to handle relatively large orders with shorter lead times than any of our competitors.

    Product Quality. We are known as a manufacturer of high performance air filtration products. We currently offer filters of 99.999997% on particles
    0.1 microns or larger, which we believe is the highest efficiency rating available anywhere. We have also been recognized for consistency and quality of our products by several third-party rating organizations.

    Name Recognition. We believe that each of our product lines has high name recognition in its target markets. Our representatives and distributors have indicated that they believe their sales will increase with additional products associated with Flanders.

    Single-Source Supplier. We provide a broad spectrum of air filtration products. The ability to work with a single source for filters will enable representatives to operate more efficiently, only needing to be trained on one filtration system, maintain contacts with a single organization and order from a central source.

    Product Promotion and Innovation. We plan to continue to introduce new applications we are developing for filtration products. Representatives and distributors will be able to take advantage of the additional name recognition and public knowledge associated with the marketing of the new products. We believe these representatives will see this as a competitive advantage to selling our products.

PRODUCTS

We design, manufacture and market a broad range of air filters and related products, including:

    o High Efficiency Particulate Air (HEPA) filters (at least 99.97% efficient) in various grades, for use in semiconductor facilities, nuclear containment vessels, disease containment facilities, and other critical applications

    o Absolute Isolation Barriers which are customized stand-alone units, typically manufactured of stainless steel, used in various industries which require absolute control over contaminants, atmospheric composition and containment

    o Industrial mid-range specialty filters which fall under specifications which are categorized by efficiency ratings established by the American Society of Heating, Refrigeration and Air Conditioning Engineers
        (ASHRAE), used in a wide variety of industries, including paint facilities, automobile factories, chemical treatment plants, mushroom farms, coal mines, oil refineries and power plants

    o Carbon filters, both in bonded panels and activated charcoal beds, used to remove gaseous contaminants, odors and toxic chemical vapors in various commercial and industrial applications

    o Commercial and industrial filters for use in office and general manufacturing environments, typically sold through wholesalers and distributors

    o Residential heating and air conditioning filters, typically sold through retailers

    o Specialized air filter housings, for use in multi-stage filtration applications

    o Other related products, including tubing insulation, ductwork and equipment cleaning chemicals, custom air handlers and specialized filter housings.

MANUFACTURING

We manufacture air filters, housings, Absolute Isolation Barriers and related equipment at several facilities in the United States, which range in size from 18,000 square feet to approximately 400,000 square feet.

    o Precisionaire has seven separate manufacturing facilities located in Bartow, Florida, Terrell, Texas, Salt Lake City, Utah, Henderson,
        Nevada, Momence, Illinois, Smithfield, North Carolina and Auburn, Pennsylvania, which produce a broad range of commercial, residential and industrial filters.

    o FFI's facility in Washington, North Carolina, produces high-end HEPA products for cleanrooms. Management believes that FFI's ability to manufacture its own HEPA filter media provides it with a significant competitive advantage, allowing more direct control over quality and composition than is generally available with outside suppliers.

    o Flanders/CSC's facility, located in Bath, North Carolina, manufactures HEGA filters, high-end containment environments, housings, custom filter assemblies and other custom filtration products and systems which require extensive custom design, production and lot tracking. For example, CSC's products are used in the production and containment of potentially dangerous biologically engineered microorganisms.

    o Air Seal's facility, located in Stafford, Texas, produces mid-range custom filter housings. o Eco-Air's facilities in San Diego, California, and Tijuana, Mexico, manufacture air filtration products ranging from standard-grade disposable filters through industrial HEPA filters.

In addition, we design, manufacture and assemble the majority of our automated production equipment.

Our manufacturing operations are subject to periodic inspection by regulatory authorities. Because of the nature of some of our products, these agencies include, in some cases, the Department of Energy, the Food and Drug
Administration and other agencies responsible for overseeing sensitive technologies. One of the considerations in deciding which types of products each facility will manufacture is the segregation of highly-regulated products to a minimal number of facilities to reduce the overhead associated with regulatory monitoring and compliance.

Each of our manufacturing facilities utilizes testing and design strategies appropriate to the products manufactured. These range from standard statistical process quality controls for residential replacement filters to individual testing and certification with patented proprietary particle scanning technologies for each laminar-grade HEPA filter. We believe that our ability to comprehensively test and certify HEPA filters is a competitive advantage.

SOURCE AND AVAILABILITY OF RAW MATERIALS

Our principal raw materials are cardboard, fiberglass fibers, extruded glass, sheet metal, extruded aluminum, adhesives, resins and wood. These raw materials are readily available in sufficient quantities from many suppliers.

COMPETITION

The air-filtration market is fragmented and highly competitive. There are many companies which compete in our market areas. We believe that the principal competitive factors in the air filtration business include product performance, name recognition, price, product knowledge, reputation, customized design, timely delivery and product maintenance. We believe that we compete favorably in all of these categories. Competitors include successful companies with resources, assets, financial strength and market share which may be greater than ours. Major competitors include American Air Filter International, Farr Company, HEPA Corporation, Purolator Products Air Filtration Company, Donaldson Company, Inc. and Clark Corporation.

PATENTS, TRADEMARKS AND LICENSES

We currently hold 17 patents relating to filtration technology, including patents relating to HEPA filters and fabrication methods, filter leak testing methods and laminar flow cleanrooms. We also have patents pending for one of the components related to Absolute Isolation Barriers, and the impregnation method used in the manufacture of Arm & Hammer Pleated Filters.

We  have  obtained  and  own  the  following  federal  trademark  registrations:
PRECISIONAIRE(R), EZ FLOW(R), SMILIE(R), AIRVELOPE(R), CHANNEL-CEIL(R), CHANNEL-HOOD(R), PUREFORM(R), ECONO-CELL(R), GAS-PAK(R), PUREFRAME(R), DIMPLE PLEAT(R), BLU-JEL(R), VLSI(R), CHANNEL-SEAL-ADAPTER(R), SUPERFLOW(R), FLANDERS(R), CHANNEL-WALL(R), SUPERSEAL(R), AIRPURE(R) and PURESEAL(R). The Company also has applied for federal trademark protection for the following marks: FLANDERS ABSOLUTE ISOLATIONTM, FLANDERS/CSCTM, TECH-SORBTM and FUTUREFLOTM. Although management believes that the patents and trademarks associated with our various product lines and subsidiaries are valuable, we do not consider any of them to be essential to our business.

We currently license some of our products to specialty HVAC and ASHRAE filter manufacturers who produce products under their own name and with their own identifying labels.

CUSTOMERS

We are not dependent upon any single customer. One customer, Wal-Mart Stores, Inc., accounted for 10%, 10% and 11% of net sales during 1999, 1998 and 1997, respectively. Home Depot, Inc., accounted for 12%, 10% and 8% of net sales during 1999, 1998 and 1997, respectively. No other single customer accounted for 10% or more of net sales. Other significant customers include Abbott
Laboratories, Motorola, Inc., Merck & Co., Inc., Upjohn Co., Westinghouse Electric Corp., and several large computer chip manufacturers.

BACKLOG

We had approximately $12,700,000 in firm backlog on December 31, 1999, compared to $11,084,000 on December 31, 1998. Firm backlog includes orders received and not begun and the unfinished and unbilled portion of contracts in progress. Orders are typically not cancelable without penalty, except for certain stable filter supply contracts to nuclear facilities operated by the United States government. Backlog varies from week to week, based on the timing and mix of orders received. All backlog at December 31, 1999, is expected to be shipped by the end of the second quarter of 2000.

EMPLOYEES

The Company employed 2,391 full-time employees on December 31, 1999; 1,986 in manufacturing, 29 in development and technical staff, 48 in sales and marketing, and the remaining 328 in support staff and administration. The Company believes that its relationship with its employees is satisfactory. Manufacturers' representatives are not employees of the Company.

RESEARCH AND DEVELOPMENT

Our research and development is focused in the following areas:

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

Research and development costs for 1999, 1998 and 1997 were approximately $763,000, $2,250,000 and $373,000, respectively. Research and development costs were expensed and included in general and administration expenses during the period incurred. The large increase in research and development expense between 1998 and 1997 was primarily due to the development of three product lines: Arm & Hammer Pleated Filters, Environmental Tobacco Smoke Systems, and Retrofit Air Handlers.

GOVERNMENT REGULATION

Our operations are subject to certain federal, state and local requirements relating to environmental, waste management, health and safety regulations. We attempt to operate our business in compliance with all applicable government, environmental, waste management, health and safety regulations and we believe that our products meet standards from applicable government agencies. There can be no assurance that future regulations will not require us to modify our products to meet revised safety or other requirements.

SEASONALITY

Historically, our business has been seasonal, with a substantial percentage of sales occurring during the second and third quarters of each year. In addition, demand for our general commercial and industrial products appears to be highly influenced by the weather, with higher sales generally associated with extremes of either hot or cold weather, and lower sales generally associated with temperate weather. Because of these seasonal and weather-related demand fluctuations, quarter-to-quarter performance may not be a good predictor of future results.

EXPORT SALES

We sell products for and to end users outside of the United States through domestic specialty cleanroom contractors. These sales are counted as domestic sales. We also sell products through foreign distributors, primarily in Europe, and through Flanders International, Ltd., a wholly-owned subsidiary located in Singapore which sells to customers in the Far East. Sales through foreign distributors and Flanders International amounted to less than 5% of net sales for each of the last three fiscal years. Assets held outside the United States are negligible.

Item 2.       Properties

The following table lists our principal facilities. Management believes that these properties are adequate for its current operational needs, but we may at some point relocate, reorganize or consolidate various facilities for reasons of operating efficiencies, or may open new plants to take advantage of perceived new economic opportunities.

                                                      Approximate Floor    Monthly
    Principal Facility             Location            Space (sq. ft.)     Expense   Lease/Type
    ------------------             --------           -----------------   ---------  ----------

Manufacturing and office      Washington, North
facility                      Carolina                     220,000          $13,775  Owned<F1>

Manufacturing, service and
office facility               Bath, North Carolina          44,282              N/A  Owned

Manufacturing plant           Bartow, Florida              175,000           29,121  Owned<F1>

R&D & Warehouse               Lakeland, Florida             40,000            6,559  Leased

Manufacturing plant           Terrell, Texas               146,256           29,858  Owned<F1>

Manufacturing plant           Auburn, Pennsylvania          91,000            7,097  Owned<F1>

Office space and              St. Petersburg,
headquarters                  Florida                       18,000              N/A  Owned

Office space and Warehouse    Richmond, VA                  10,000            2,200  Leased

Office space and Warehouse    Virginia Beach, VA            25,000            6,850  Leased

Manufacturing plant           Henderson, Nevada            100,000           26,000  Leased

Manufacturing plant           Momence, Illinois            210,000           44,062  Owned<F1><F2>

Sales office and warehouse    Singapore                     10,000            3,350  Leased

Manufacturing and office
facility                      Stafford, Texas               18,000              N/A  Owned

Manufacturing plant           Salt Lake City, Utah          70,805           21,963  Leased<F4>

                              Smithfield, North
Manufacturing plant           Carolina                     399,090          N/A<F3>  Owned

Plant and office facility     San Diego, California         96,660           37,697  Leased

Manufacturing plant           Tijuana, Mexico               49,000           13,500  Leased

<F1>    This property is encumbered by a mortgage.

<F2>    This  mortgage is paid  quarterly  rather than  monthly;  the  quarterly payments are $132,187.

<F3>    This  property is used as security for an  Industrial  Revenue Bond with face value of $4,500,000. Monthly payments are for interest only on the bond, and vary from month to month based on the interest rate during the period. At December 31, 1999, the interest rate on the bond was 3.2%.

<F4>    We are purchasing this building, along with an additional 100,000 square feet of space under construction for approximately $3,994,000 pending completion of the additional space, expected to be completed in May 2000. See "Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements - Note M."

Item 3.       Legal Proceedings

The Company is involved in a dispute with a customer involving a purchase of approximately $5 million in air filters, with approximately $2.6 million of related accounts receivable currently uncollected, filed as Case No. CV 98-19817 on October 10, 1998 in the Superior Court of the State of Arizona in and for the County of Maricopa, Intel Corporation v. Flanders Filters, Inc. The customer contends that certain filters manufactured by the Company did not conform to specifications, and has asked for unspecified relief and damages. The Company has filed a counter-claim asking for the amount of its receivable and unspecified relief and damages. Independent testing and other information available to management indicate the filters did conform to specifications; therefore, management believes the receivable is fully collectible. However, it is reasonably possible the estimate of collection may change in the near term.

Additionally, from time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings are material to our business, operations or financial condition.

Item 4.       Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on December 21, 1999. During the meeting, holders of 17,496,387 shares, representing approximately 68.8% of 25,435,583 shares outstanding on the record date, attended either in person or by proxy. Holders of 13,846,481 shares (approximately 79.1% of shares present) voted to elect as members of the Board of Directors Robert R. Amerson, Steven K. Clark, J. Russell Fleming and Linwood Allen Hahn, holders of 1,968 voted against; and holders of 3,647,938 shares abstained. As a result, Messrs. Amerson, Clark, Fleming and Hahn were elected for one-year terms as directors.

Holders of 13,858,772 shares (approximately 79.2% of shares present) voted to ratify the firm of Grant Thornton LLP as the Company's independent auditors for the fiscal year ended December 31, 1999, holders of 14,168 shares voted against the ratification and holders of 3,623,446 shares abstained. As a result, Grant Thornton's appointment was ratified.

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

                                                  High           Low
                                              -----------    -----------
Fiscal 1999

Fourth Quarter ended December 31, 1999        $ 3   5/16     $ 2   1/4
Third Quarter ended September 30, 1999          3   3/8        2   3/8
Second Quarter ended June 30, 1999              3  13/16       2   1/2
First Quarter ended March 31, 1999              5   1/8        2   9/16

Fiscal 1998

Fourth Quarter ended December 31, 1998          4   3/16       2  15/16
Third Quarter ended September 30, 1998          5   1/2        3   1/2
Second Quarter ended June 30, 1998              6              4   1/2
First Quarter ended March 31, 1998              8   1/2        5   9/16

Approximate Number of Equity Securityholders

On April 13, 2000, Flanders' common stock closed at $3 1/8. As of April 13, 2000, there were approximately 296 holders of record of the Company's common stock. The Company estimates there are approximately 2,400 beneficial owners of the Company's common stock.

Dividends

We have not declared or paid cash dividends on our common stock. Currently, we intend to retain any future earnings to finance the growth and development of the business, therefore we do not anticipate paying cash dividends in the foreseeable future. In the future, the Board of Directors may decide to change this policy, based upon its evaluation of our earnings, financial position, capital requirements and any factors the Board of Directors may consider to be relevant. Under the terms of our revolving credit line we cannot pay dividends without the prior written consent of the bank. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "Notes to Consolidated Financial Statements - Note H."

SALES OF UNREGISTERED SECURITIES

The Company did not sell any unregistered common shares or other unregistered securities during 1997, 1998 and 1999.

Item 6.       Selected Financial Data

The following financial data is an integral part of, and should be read in conjunction with, the "Consolidated Financial Statements" and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Selected Historical Operations Data  (In thousands, except per share data)

                                                                 Year Ended December 31,
                                               ---------------------------------------------------------
                                                  1999         1998       1997        1996       1995
                                               ----------  ----------  ----------  ---------- ----------
Net sales                                      $ 171,392   $ 154,765   $ 131,899   $  73,056  $  38,636
Gross profit                                      43,975      37,660      32,880      19,459      9,682
Operating expenses                                33,802      28,108      23,510      13,460      7,263
Operating income from continuing operations       10,172       9,551       9,370       5,999      2,419
Earnings from continuing operations before
income taxes                                      10,174      10,991       9,850       5,771      1,830
Provision for income taxes                         4,671       4,450       3,751       2,178        685
Earnings from continuing operations                5,503       6,541       6,098       3,594      1,146
Loss from discontinued operations                 (2,686)     (1,253)       (259)       --         --
Net Earnings                                   $   2,817   $   5,288   $   5,839   $   3,594  $   1,146
                                               ==========  ==========  ==========  =========  =========

Earnings per share from continuing operations
  Basic                                        $    0.22   $    0.26   $    0.33   $    0.27  $    0.12
                                               ==========  ==========  ==========  =========  =========
  Diluted                                      $    0.21   $    0.24   $    0.28   $    0.23  $    0.12
                                               ==========  ==========  ==========  =========  =========

Earnings per share
  Basic                                        $    0.11   $    0.21   $    0.32   $    0.27  $    0.12
                                               ==========  ==========  ==========  =========  =========
  Diluted                                      $    0.11   $    0.20   $    0.27   $    0.23  $    0.12
                                               ==========  ==========  ==========  =========  =========

Weighted average common shares outstanding
  Basic                                           25,344      25,134      18,509      13,171      9,832
                                               ==========  ==========  ==========  =========  =========
  Diluted                                         26,525      27,107      22,477      16,384      9,832
                                               ==========  ==========  ==========  =========  =========


Selected Historical Balance Sheet Data (In thousands)

                                                                  December 31,
                                               --------------------------------------------------
                                                 1999      1998      1997      1996      1995
                                               --------  --------  --------  --------  ----------
Working capital                                $ 45,889  $ 47,972  $ 55,179  $ 22,570  $  4,108
Total assets                                    170,429   167,780   145,881    86,518    18,529
Long-term obligations1                           32,328    31,371    14,771    42,156     1,761
Total shareholders' equity                      112,127   109,603   106,207    25,353     8,208

--------------------

1 Long-term obligations include long-term notes payable, long-term debt, including current maturities, convertible debt, and committed capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with "Item 6 - Selected Consolidated Financial Data" and "Consolidated Financial Statements," all included elsewhere herein. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors, including but not limited to those discussed below under "Factors That May Affect Future Results" could cause actual results to differ materially from those contained in the forward-looking statements below.

Overview

Flanders is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and certain related products and services. We focus on those products with high replacement potential. We also design and manufacture much of our own production equipment and also produce glass-based media for many of our air filtration products. From 1996 to 1999, we experienced significant growth from the acquisition of other air filtration related companies. As of March 30, 1999, we acquired the Taffco group, a regional air filter sales and service distributor headquartered in Virginia. As of June 30, 1998, we acquired Eco-Air. Eco-Air specializes in the manufacture and sale of air filtration products to markets on the West Coast ranging from high-end HEPA filters through standard-grade filters. The results of operations for the acquired businesses are included in our financial statements only from the applicable date of acquisition. As a result, historical results of operations for the periods presented should be evaluated specifically in the context of these acquisitions. Additionally, the historical results of operations do not reflect any future operating efficiencies and improvements from integrating and consolidating the acquired businesses into our operations. There can be no guarantee that we will be able to achieve these objectives and gains in efficiency. We believe the Acquisitions will have a positive impact on its future results of operations. Also in 1998, we established Sierra Ridge Filtration, Inc., a direct distributor of air filtration products with sales offices located in the western United States.

Results of Operations

    1999 Compared to 1998

    The following table summarizes the Company's results of operations as a percentage of net sales for 1999 and 1998.

                                                               1999                  1998
                                                         -----------------    -----------------
    Net sales .............................................  $ 171,392  100.0%    $ 154,765  100.0%
    Gross profit ..........................................     43,975   25.7        37,660   24.3
    Operating expenses ....................................     33,802   19.7        28,108   18.2
    Operating income from continuing operations ...........     10,172    5.9         9,551    6.2
    Earnings from continuing operations before income taxes     10,174    5.9        10,991    7.1
    Provision for income taxes ............................      4,671    2.7         4,450    2.9
    Earnings from continuing operations ...................      5,503    3.2         6,541    4.2
    Loss from discontinued operations .....................     (2,686)  (1.6)       (1,253)  (0.8)
    Net earnings ..........................................  $   2,817    1.6     $   5,289    3.4

    Net Sales: Net sales for 1999 increased by $16,627,000 or 10.7%, to $171,392,000 for 1999, from $154,765,000 for 1998. The increase in net sales was due to: (i) the acquisitions of Eco-Air and the Tidewater group, which contributed approximately $15,334,000 of net sales; and (ii) the Company's success in attracting work and expanding its original core business, which grew by approximately 1% between 1999 and 1998 and contributed an additional $1,293,000 to net sales.

    Gross Profit: Gross profit for 1999 increased $6,315,000, or 16.8%, to $43,975,000, which represented 25.7% of net sales, compared to $37,660,000, which represented 24.3% for 1998. This increase in gross margin percentage was primarily due to:

        o Higher margins on sales made through our direct sales offices, which made significant contributions to sales of our products for the first time during the last half of 1999;

        o   Margin improvement from our ongoing automation projects;

        o Operational efficiencies at our newest facilities in Nevada, Illinois and North Carolina, which are gradually increasing over time and should increase to the levels experienced historically at other plants during the next twelve to eighteen months; and

        o Internally produced spun-glass media for our residential and commercial flat-panel furnace and air conditioning filters began in significant quantities during the fourth quarter of 1999, providing an estimated savings of approximately $100,000.

        o Hurricane Floyd which caused us to close four of our plants in the eastern United States for periods ranging from 0.5 days to 5.5 days. There is an associated insurance claim whose amount has not yet been determined, which will be booked as "other income" during the period in which the amount becomes fully determined.

    Operating Expenses: Operating expenses during 1999 increased $5,694,000, or 20.3% to $33,802,000, representing 19.7% of net sales, compared to $28,108,000 for 1998, which represented 18.2% of net sales. The increase in operating expenses was primarily due to the acquisitions of Eco-Air and the Tidewater group, which added approximately $5,031,000 in operating expenses. Excluding these acquisitions, operating expenses increased $663,000 from 1999 compared to 1998. This increase is primarily due to the establishment of direct sales offices during the last part of 1998 and all of 1999, which offset the increase in gross profit margin attributable to direct office operations. Other factors affecting operating expenses included decreased expenditures for new product development expenditures between 1999 and 1998, the consolidation and centralization of overhead functions, increased in outbound freight expenses related to increased sales and higher fuel costs, and increased sales commission expenses associated with increased sales.

    Discontinued Operations: In December 1999, we adopted a formal plan to close Airseal West, a wholly-owned subsidiary, and sell its various assets and product lines to unrelated third parties. The anticipated date of closure is approximately April 30, 2000. All dispositions of assets are expected to be completed before December 31, 2000. The assets to be sold consist primarily of accounts receivable, inventories, manufacturing equipment, designs and other intellectual properties. The estimated net loss of the discontinued operations of approximately $2,686,000 represents approximately $1,793,000 of losses incurred during 1999 and $893,000 of estimated loss on the disposal of the assets of Airseal West (both figures net of income tax benefit). During 1998, operating losses from Airseal West were approximately $1,253,000, net of income tax benefit.

    Provision for Taxes: Our income tax provision for 1999 increased $221,000, or 5.0%, to $4,671,000, from $4,450,000 for 1998, which represented 45.9%
    and 40.5% of earnings from continuing operations before income taxes, respectively. Our tax provision increased because of larger amounts of nondeductible expenses, primarily amortization of goodwill, and certain one-time adjustments related to estimated accrued income taxes. Our blended rate state and federal tax rate, excluding the effect of nondeductible expenses consisting primarily of amortization of goodwill of approximately $900,000 per year and one-time adjustments, is approximately 40.0%.

    Earnings from Continuing Operations: Earnings from continuing operations for 1999 decreased $1,038,000, or 15.9%, to $5,503,000, or $0.22 per share basic
    ($0.21 diluted), compared to $6,541,000, or $0.26 per share basic ($0.24 diluted), for 1998. The decrease in earnings is primarily attributable to decreases in net nonoperating income (expense), consisting primarily of additional interest expense and reduced interest income, and an increase in our effective income tax rate.

    Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

    The following table summarizes the Company's results of operations as a percentage of net sales for the years ended December 31, 1998 and 1997.

                                                                   1998                  1997
                                                             -----------------    ------------------
    Net sales .............................................  $ 154,765  100.0%    $ 131,899   100.0%
    Gross profit ..........................................     37,660   24.3        32,880    24.9
    Operating expenses ....................................     28,108   18.2        23,509    17.8
    Operating income from continuing operations ...........      9,551    6.2         9,370     7.1
    Earnings from continuing operations before income taxes     10,991    7.1         9,850     7.5
    Provision for income taxes ............................      4,450    2.9         3,751     2.8
    Earnings from continuing operations ...................      6,541    4.2         6,098     4.6
    Loss from discontinued operations .....................     (1,253)  (0.8)         (259)   (0.2)
    Net earnings ..........................................  $   5,289    3.4     $   5,839     4.4

    Net Sales: Net sales for 1998 increased by $22,866,000, or 17.3%, to $154,765,000, from $131,899,000 for 1997. The increase in net sales was due to: (i) the acquisition of Eco-Air, which contributed approximately $12,718,000 of net sales; and (ii) the Company's success in attracting work and expanding its original core business, which grew by approximately 7.7% between 1998 and 1997 and contributed an additional $10,148,000 to net sales. The Company experienced reductions in sales of its laminar-flow HEPA products for cleanroom applications, which were balanced by increased sales of its ASHRAE-rated mid-range products for industrial and commercial applications.

    Gross Profit: Gross profit for 1998 increased $4,780,000, or 14.5%, to $37,660,000, which represented 24.3% of net sales, compared to $32,880,000, which represented 24.9% for 1997. The primary reasons for the decrease in gross profit margin percentage were: (i) The consolidation of the Company's Airpure facility, located in Selma, North Carolina, into the Company's new facility in nearby Smithfield, North Carolina, which took place during the fourth quarter of 1998 and resulted in extended periods of downtime due to equipment movement, calibration and production flow refinement, as well as other direct costs associated with moving equipment and inventory from the old facility to the new plant; (ii) higher than normal costs, mostly during the first three quarters of 1998, associated with new facilities in Henderson, Nevada and Smithfield, North Carolina, consisting primarily of labor inefficiencies associated with training new production employees and installation of new equipment; (iii) higher than normal freight costs associated with shipping products from "established" facilities to meet demand from new geographical areas while additional equipment was installed in various plants; and (iv) inefficiencies associated with irregular orders and slowdowns at FFI's facility in Washington, North Carolina. These decreases in gross profit were partially balanced by efficiencies associated with the Company's ongoing automation project for stock product lines, which is substantially complete for the Company's highest volume products.

    Operating Expenses: Operating expenses during 1998 increased $4,599,000, or 19.6% to $28,108,000, representing 18.2% of net sales, compared to $23,509,000 for 1997, which represented 17.8% of net sales. The increase in operating expenses was primarily due to the acquisition of Eco-Air, which added approximately $3,720,000 in operating expenses. Excluding Eco-Air, operating expenses increased $879,000 from the year ended December 31, 1998 compared to the year ended December 31, 1997. Major factors affecting operating expenses included approximately $2,250,000 in research and development expenditures for the development of new product lines, compared to approximately $373,000 in 1997, the consolidation and centralization of overhead functions, and increased sales commission expense associated with increase sales.

    Net Income: Net income for 1998 decreased $550,000, or 9.4%, to $5,289,000, or $0.21 per share basic ($0.20 diluted), compared to $5,839,000, or $0.32 per share basic ($0.27 diluted), for 1997. The decrease in net income is primarily attributable to the Company's decrease in profit margin as a percentage of sales.

Effects of Inflation

The Company's business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Working capital was $45,889,000 at December 31, 1999, compared to $47,972,000 at December 31, 1998. This includes cash and cash equivalents of $824,000 and $13,763,000 at December 31, 1999 and 1998, respectively.

Trade receivables increased $2,352,000, or 8.8%, to $29,023,000 at December 31, 1999 from $26,671,000 at December 31, 1998. The increase in receivables is primarily due to increases associated with the increased volume of net sales (approximately $2,659,000) and timing differences in shipments and payments received.

Continuing operations generated $5,242,000 of cash during 1999, compared to generating $849,000 during 1998. The difference in cash flows was associated with smaller increases in inventories during 1999 compared to 1998, and an increase in accounts payable of $173,000 in 1999 compared to a decrease of $2,629,000 in 1998. Financing activities for continuing operations consumed $5,262,000 during 1999 of cash, primarily from payments on debt financing.
Investing activities for continuing operations consumed $11,881,000 of cash during 1999, consisting primarily of the purchase of property, plant and equipment, and cash paid for the acquisition of the Tidewater group. The purchase price, including expenses and net of cash received, was approximately $1,787,000. The acquisition of Tidewater was funded from operating cash flow and the Company's revolving credit facility. The effective date of the acquisition for financial statement purposes was April 1, 1999, and financial statements include the operating activities and assets of the Tidewater group from that date.

On February 9, 2000, we completed the extension of our $45,000,000 revolving line of credit facility with SunTrust. Outstanding balances on the credit line bear interest at the option of the Company, at either (a) the "prime" rate of interest publicly announced by SunTrust Bank, which was 8.5% at December 31, 1999, or (b) the "LIBOR" rate as reported by the Wall Street Journal, which was 5.3% at December 31, 1999, plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth. As of December 31, 1999, the Company had used $11,370,000 of the revolving credit facility. Unless this line of credit is renewed, it will expire in June 2002.

As of April 1, 1998, we entered into a Loan Agreement and issued a Note to the Johnston County Industrial Facilities and Pollution Control Financing Authority and such authority issued Industrial Development Revenue Bonds (the "Bonds") for an aggregate of $4,500,000, the proceeds of which were loaned for the construction of a 400,000 square foot manufacturing facility in Johnston County, North Carolina. The Note extends for a term of fifteen (15) years and bears interest at a variable rate determined by the remarketing agent of the Bonds on a weekly basis equal to the minimum rate necessary to sell such Bonds at their par value which, as of December 31, 1999, was 3.2% per annum. The Bonds are collateralized by a $4,500,000 letter of credit which expires in June 2002.

Continuing expansion may require substantial capital investment for the manufacture of filtration products. Although we have been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt financing or equity will continue to be available in the future, or that it will be available on acceptable terms. Failure to obtain sufficient capital could materially adversely impact our growth strategy.

In 1998, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. As of March 24, 2000, the Company had repurchased 1,014,650 shares of its common stock under this authorization; thus, as of this date, up to an additional 985,350 shares are available for repurchase. These shares may be acquired in the open market or through negotiated transactions. These repurchases may be made from time to time, depending on market conditions, share price and other factors. These repurchases are to be used primarily to satisfy the Company's obligations under its stock option and purchase plans or any other authorized incentive plans, or for issuance pursuant to future equity financing by the Company. Effective with the engagement of PaineWebber in March 2000, repurchases under the plan were suspended.

Outlook

During 1999, we saw the first signs that our newly established manufacturing facilities are beginning to complete their start-up phases. Efficiency at these new facilities is beginning to increase. We expect this process to continue for the next eighteen months, until the new plants reach our goals for material utilization, labor productivity and throughput. Critical to this process, however, will be our success in obtaining additional sales to more fully utilize the production capacity we have put into place.

In July 1999, we established a national contracts sales group. This group is focused on obtaining national supply agreements with major industrial end users, typically with purchases from us by each such customer expected to exceed $1 million per year. These types of customers are not typically accessible to our predominantly regional representative and distributor organizations, and so remain a largely untapped market for us. While it is difficult to predict the precise magnitude of sales that will actually result from this endeavor, we have targeted customers with aggregate annual air filtration requirements in excess of $100 million. To date, we have received our first major contract for this market segment, a three-year exclusive arrangement to provide filters to a major HVAC system manufacturer which is expected to contribute at least $5 million to annual sales, which began in the fourth quarter of 1999.

During the year, we negotiated joint venture agreements with major air filter distributors or manufacturers in several different areas in the Pacific Rim, including Australia, Korea, Malaysia, Singapore, Taiwan, Hong Kong and China. These arrangements are structured so that we sell the ventures proprietary materials and provide certain proprietary equipment. These agreements are not expected to have a material effect on our financial position or results of operations during the year 2000. However, we hope that the ventures will become a significant source of revenue and income in the future.

During 1999, we finished our internal verification of a new Indoor Air Quality system targeted toward commercial office buildings. This product, part of our engineered services group, uses air quality monitoring, computer models and automated data collection to develop a complete analysis of a building's air quality over time, which is then used to generate and verify solutions to air quality problems. While the installations of this technology currently in place are not material to our results, and sales from this product are not expected to be a material contributor in the year 2000, we believe this combination of filtration products and engineering services is the best way to address Indoor Air Quality problems, including Sick Building Syndrome, and believe the potential market for this application exceeds $5 million.

We believe the semiconductor industry has been experiencing a cyclical slowdown in capital spending for new facilities, and thus on spending for cleanroom filtration products, since the first quarter of 1997. While we expect capital spending for new semiconductor facilities to increase in the future, this was not a significant factor in our overall business during 1999 (less than 7% of our sales in 1999 and 1998 were from high-end products sold for use in the semiconductor industry). During the first quarter of 2000, we have seen definite signs that the semiconductor industry will require additional capacity in the near future, including price increases in commodity DRAM markets and several new facility announcements. Therefore, we expect sales for products used in semiconductor plants to increase through the rest of 2000.

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

Currently, the largest domestic market for air filtration products is for mid-range ASHRAE-rated products and HVAC systems, typically used in commercial and industrial buildings. To date, our penetration of this market has been relatively small. We believe our ability to offer a "one stop" supply of air filtration products to HVAC distributors and wholesalers may increase our share of this market. We also believe that our recently developed modular air handlers and environmental tobacco smoke systems will enable us to expand sales to these customers. We intend our new products to serve as high profile entrants with distributors and manufacturers' representatives, who can then be motivated to carry our complete product line.

This Outlook section, and other portions of this document, include certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words "believe," "expect," "intend," "anticipate" or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed below under the heading "Factors That May Affect Future Results" as well as:

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

Factors That May Affect Future Results

Our Failure to Manage Future Growth Could Adversely Impact Our Business Due to the Strain on Our Management, Financial and Other Resources

If our business continues to grow, the additional growth will place burdens on management to manage such growth while maintaining profitability. We have no guarantee that we will be able to do so. Due to our recent acquisitions and expansions, our net sales increased by approximately 344% from 1995 through 1999, (a compound annual growth rate of 45%). We may not continue to expand at this rate. Our ability to compete effectively and manage future growth depends on our ability to:

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

We Must Develop, Produce and Sell New Products That Keep Up With Rapid Technological Change to Maintain Approximately 20% of Our Revenues and Maintain Value of Our Inventory and Other Assets

As of December 31, 1999, approximately 20% of our revenues resulted from sales of high-end filtration products that are especially vulnerable to new technology development. Our ability to remain competitive in this area will depend in part upon our ability to:

    o   anticipate technological changes,

    o develop new and enhanced filtration systems that meet our customers' needs, and

    o   introduce   these  systems  at  competitive   prices  in  a  timely  and
        cost-efficient manner.

We have no assurance that we will successfully anticipate future technological changes or that technologies or systems developed by others will not render our technology obsolete. Additionally, we have no assurance that the products we develop will be commercially viable. A failure to successfully anticipate future technological changes could also require us to write down inventories, equipment or other assets associated with obsolete products or dispose of these assets at a price lower than book value, which could have a material adverse effect on our financial condition and results of operations.

Our Business May Suffer if Our Competitive Strategy is Not Successful

Our continued success depends on our ability to compete in an industry that is highly competitive. This competition may increase as new competitors enter the market. Several of these competitors may have longer operating histories and greater financial, marketing and other resources than we do. Additionally, our competitors may introduce new products or enhancements to products that could cause a decline in sales or loss of market acceptance of our existing products. Under our current competitive strategy, we endeavor to remain competitive by:

    o   increasing our market share,

    o expanding our market through the introduction of new products which require periodic replacement, and

    o   improving operating efficiencies.

Although our executive management team continues to review and monitor our strategic plans, we have no assurance that we will be able to follow our current strategy or that this strategy will be successful.

Our Market Share May Not Continue to Increase if we are Unable to Acquire Additional Synergistic Businesses

In the past several years we have significantly increased our market share by acquiring synergistic businesses. Although we intend to continue to increase our market share in this manner, we have no assurance that future acquisition opportunities will be available. Additionally, in the future we may not have access to the substantial debt or equity financing to finance potential acquisitions. Moreover, these types of transactions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and amortization of expenses related to goodwill and intangible assets, all of which could adversely affect our profitability. Our strategy of growth through acquisition also exposes us to the potential risks inherent in assessing the value, strengths, weaknesses, and potential profitability of acquisition candidates and in integrating the operations of acquired companies. We do not currently have any binding agreements with respect to future acquisitions.

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

If Automation of Our Production Lines Fails to Produce the Projected Results, Our Business Will Suffer

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

Our Plan to Centralize Overhead Functions May Not Produce the Anticipated Benefits to Our Operating Results

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

Management Controls a Significant Percentage of Our Stock

As of December 31, 1999, our directors and executive officers beneficially held approximately 41.9% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

If we issue the following securities, such securities may dilute the value of the securities that our existing stockholders now hold.

We have granted warrants to purchase of total of 612,239 of our shares of common stock to various parties with exercise prices ranging from $5.54 to $14.73 per share. All of the warrants are currently exercisable. As a result, if the warrant holders exercise these warrants, we will issue shares of stock that will generally be available for sale in the public market.

We have granted options to purchase a total of 7,005,700 shares of common stock to various parties with exercise prices ranging from $1.00 to $9.50 per share. The majority of these options are currently exercisable. Additionally, most of the common stock issuable upon the exercise of these options is registered on a Form S-8. As a result, if the option holders exercise these options, we will issue shares of stock that will generally be available for sale in the public market.

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

Our Business Can be Significantly Affected by Environmental Laws

The constantly changing body of environmental laws and regulations may significantly influence our business and products. These laws and regulations require that certain environmental standards be met and impose liability for the failure to comply with such standards. While we endeavor at each of our facilities to assure compliance with environmental laws and regulations, we cannot be certain that our operations or activities, or historical operations by others at our locations, will not result in civil or criminal enforcement actions or private actions that could have a materially adverse effect on our business. We have, in the past, and may, in the future, purchase or lease properties with unresolved potential violations of federal or state environmental regulations. In these transactions, we have been successful in obtaining sufficient indemnification and mitigating the impact of the issues without recognizing significant expenses associated with litigation and cleanup. However, purchasing or leasing these properties requires us to weigh the cost of resolving these issues and the likelihood of litigation against the potential economic and business benefits of the transaction. If we fail to correctly identify, resolve and obtain indemnification against these risks, they could have a material adverse impact on our financial position.

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

The fair value of the Company's total debt at December 31, 1999 was approximately $32,328,000. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at December 31, 1999. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels of local currency prices, as the preponderance of its foreign sales occur over short periods of time or are demarcated in U.S. dollars.

Item 8.  Financial Statements and Supplementary Data

           Attached, beginning at page F-1.

Item 9. Changes  in  and  Disagreements  with   Accountants  on  Accounting  and
        Financial Disclosure

On November 23, 1999, the Board of Directors approved (i) the engagement of Grant Thornton LLP as the independent auditors for Flanders Corporation and (ii) the dismissal of McGladrey & Pullen LLP as such independent auditors. The shareholders ratified this selection in our annual meeting. See "Item 4 - Submission of Matters to a Vote of Security Holders."

During the three years ended December 31, 1998 and the subsequent interim period through November 23, 1999, (i) there were no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to its satisfaction would have caused it to make reference in connection with its report to the subject matter of the disagreement, and (ii) McGladrey & Pullen, LLP did not advise the registrant regarding any "reportable events" as defined in Item 304 (a)(1)(v) of Regulation S-K.

The accountants' report of McGladrey & Pullen, LLP on the consolidated financial statements of Flanders Corporation and subsidiaries as of and for the years ended December 31, 1998, 1997 and 1996 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

Neither Grant Thornton LLP or its members has any financial interest, direct or indirect in the Company nor does Grant Thornton LLP or any of its members ever been connected with the Company as a promoter, underwriter, trustee, director, officer or employee.

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

    Name                       Age     Title
    -------------------        ---     --------------------------------

    Robert R. Amerson          49      President, Chief Executive Officer
                                         and Director

    C. W. "Andy" Wood          60      Vice President Sales

    Steven K. Clark            47      Chief Operating Officer, Vice President
                                         Finance/Chief Financial Officer
                                         and Director

    Leonard J. Fetcho          59      Vice President Operations

    John L. Cherry             56      Vice President Engineered Products

    John Houmis                52      Vice President Engineering

    Linwood Allen Hahn         51      Director

    J. Russell Fleming         50      Director

Robert R. Amerson. Mr. Amerson has been President and Chief Executive Officer since 1988. Mr. Amerson is also a Director, a position he has held since 1988. He joined us in 1987 as Chief Financial Officer. Mr. Amerson has a Bachelor of Science degree in Business Administration from Atlantic Christian College.

C.W. "Andy" Wood. Mr. Wood has been Vice President of Sales since 1998 and Vice President of Sales for Precisionaire, a wholly owned subsidiary, since 1982. Mr. Wood oversees all marketing and sales efforts of the Company. Mr. Wood has more than thirty years of experience in the air filtration industry. Mr. Wood has an Associates Degree in Industrial Management from the Georgia Institute.

Steven K. Clark. Mr. Clark was named as Vice President Finance, Chief Financial Officer and Director in December 1995 and Chief Operating Officer in November 1999. Mr. Clark acted as a consultant from November, 1995 through December, 1995. From July 1992 through October 1995, he was the Chief Financial Officer of Daw Technologies, Inc., a specialty cleanroom contractor and major customer of the Company. While Chief Financial Officer of Daw Technologies, Mr. Clark was late in filing a Form 3 amendment and certain Form 4s and Form 5s. He agreed to a cease and desist order with respect to these violations. No violations other than the timeliness of filing those reports were alleged by the Securities and Exchange Commission ("SEC"). Prior to this he was a senior partner of Miller and Clark, an accounting and management services firm. Mr. Clark spent four years with Price Waterhouse, and an additional four years with Arthur Andersen, both accounting firms. He is a Certified Public Accountant, has Bachelor of Arts degrees in Accounting and Political Science and a Master of Business Administration Degree, all from the University of Utah.

Leonard J. Fetcho. Mr. Fetcho has been Vice President Operations since December 1999. He is also President of Eco-Air Products, Inc., which was acquired by the Company in June 1998. Mr. Fetcho has held the position of President of Eco-Air Products Inc. since 1993. Mr. Fetcho has extensive experience in the air filtration industry, including being manager of national accounts for Farr Corporation, and director of sales and marketing for Cambridge Filter Corporation, both competitors. Mr. Fetcho has a bachelor's degree in accounting from Morrisville College.

John L. Cherry. Mr. Cherry has been Vice President Engineered Products since December 1999. At that time, he was appointed General Manager of Flanders Filters, Inc., and Flanders/CSC, both wholly owned subsidiaries. Mr. Cherry served as President of Flanders/CSC from March 1997 through December 1999 and as Vice President/General Manager before that, beginning in 1980. Mr. Cherry has an Associates Degree in design technology from Thomas Nelson Community College.

John Houmis. Mr. Houmis has been Vice President Engineering since December 1998. He has direct responsibility for manufacturing engineering, quality control and production control systems. From May 1998 to December 1998, he was Director of Special Project - Plants for Precisionaire, a wholly owned subsidiary. From 1993 to October 1997, Mr. Houmis was the general manager of Precisionaire's main manufacturing facility in Florida. Mr. Houmis has Bachelor of Science and Master of Science degrees in engineering from the University of South Florida.

Linwood Allen Hahn. Mr. Hahn was elected as a Director in December 1999. Mr. Hahn practices Real Property Law, Estates, Municipal Law and Corporate Law in Greenville, North Carolina. Mr. Hahn graduated from he University of North Carolina at Chapel Hill with a BA degree in 1970, the University of Tennessee College of Law, JD degree in 1973. He is currently a member of the North Carolina State Bar Association and the North Carolina Trial Lawyer's Association as well as serving on the advisory boards of several private charitable organizations.

J. Russell Fleming. Mr. Fleming was elected as a Director in December 1999. Mr. Fleming is Owner/President of Cape Point Development Co., Inc., located in Greenville, North Carolina, specializing in land development and commercial/multi-family construction. Mr. Fleming Is also Owner/President of New East Management & Realty, Inc., also located in Greenville, NC, which manages residential and commercial rental properties. Mr. Fleming attended East Carolina University prior to obtaining his General Contractor and Real Estate Broker licenses.


Item 11.      Executive Compensation

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company's Board of Directors consists of Messrs. Hahn and Fleming, both non-employee directors, and Messr. Amerson, the Chief Executive Officer.

Summary Compensation Table

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 1999.


                                                    Annual Compensation                  Long-Term Compensation
                                            -------------------------------------  -----------------------------------
                                                                                            Awards            Payouts
                                                                                   -------------------------  --------
                                                                                                Securities
                                                                        Other      Restricted   Underlying
                                                                       Annual        Stock       Options/      LTIP
                                                                       Compen-      Award(s)       SARs       Payouts
Name and Principal Position         Year    Salary ($)   Bonus ($)   sation ($)       ($)           (#)         ($)
------------------------------------------  -----------  ----------  ------------  -----------  ------------  --------
Robert R. Amerson                   1999       254,808         -            -            -       1,000,0002         -
   President and CEO                1998<F1>   250,000         -            -            -                          -
                                    1997       250,000         -           5,500         -              -           -
C.W. "Andy" Wood                    1999       304,519         -            -            -              -           -
   Vice President Sales             1998       183,558         -            -            -              -           -
                                    1997       169,856         -           4,965         -              -           -
Steven K. Clark                     1999       250,000         -            -            -       1,000,0002         -
   Vice President Finance/CFO       1998<F2>   250,000         -            -            -              -           -
                                    1997       250,000         -            -            -              -           -
Leonard J. Fetcho                   1999       164,827         -         11,787          -              -           -
   Vice President Operations        1998<F3>   206,008    2,000,000         -            -         40,000           -
                                    1997       265,927         -            -            -              -           -
John L. Cherry                      1999       150,408         -         12,452          -         10,000           -
   Vice President Engineered
Products                            1998       149,600         -         10,771          -         10,000           -
                                    1997       145,006         -         12,089          -         10,000           -
John Houmis                         1999       106,164         -            -            -              -           -
   Vice President Engineering       1998<F4>    59,828.        -            -            -              -           -
                                    1997<F4>    68,009         -            -            -              -           -

<F1>    Mr. Amerson's and Mr. Clark each have an annual salary of $250,000, plus
        a  possible  bonus  each  year,   under  their   respective   Employment
        Agreements, as amended. See "Employment Agreements."

<F2>    Messrs.  Amerson and Clark each had options to purchase 1,000,000 shares at $2.50 per share whose expiration date was extended, on December 22, 1999, from February 22, 2001 to February 22, 2006. This extension resulted in the establishment of a new measurement date for the value of the options for financial statement reporting purposes. On the date of grant, the closing market price for the Company's stock was equal to or above the options' strike price.

<F3>    Mr.  Fetcho  joined the  Company as of June 30,  1998,  when the Company acquired Eco-Air. Mr. Fetcho's total compensation for 1998 since the date of acquisition was $93,149. Mr. Fetcho's annual salary is $165,000, plus a possible bonus each year, under his Employment Agreement. See "Employment Agreements". Prior to acquisition, Eco-Air paid Mr. Fetcho $112,859 in salary during 1998 and a $2,000,000 bonus for his role in negotiating the sale of Eco-Air. During 1997 and 1996, Eco-Air paid Mr. Fetcho $265,927 and $201,034, respectively.

<F4>    Mr. Houmis'  compensation  for 1997 reflected ten months of salary.  Mr.
        Houmis' compensation for 1998 reflects seven months' salary.

OPTIONS/SARs GRANTED IN LAST FISCAL YEAR

The following table sets forth information regarding all individual grants of options made during the last completed year to the named executive officers.

                                                     Individual Grants
--------------------------------------------------------------------------------------------------------------------
                                                                                           Potential Realizable
                                                                                                 Value at
                                                                                              Assumed Annual
                        Number of         % of Total                                          Rates of Stock
                        Securities       Options/SARs                                       Price Appreciation
                        Underlying        Granted to      Exercise or                        for Option Term
                       Options/SARs      Employees in     Base Price     Expiration    -----------------------------
        Name           Granted (#)       Fiscal Year        ($/Sh)          Date         5% ($)<F1>     10% ($)<F1>
-------------------   ---------------   ---------------  --------------  ------------  --------------  -------------
Robert R. Amerson       1,000,000<F2>          46.3%         $ 2.50       2/22/2006     $  918,382      $2,174,135
C.W. "Andy" Wood            -                   -              -              -              -              -
Steven K. Clark         1,000,0002             46.3%           2.50       2/22/2006        918,382       2,174,135
Leonard J. Fetcho             -                 -              -              -              -              -
John L. Cherry             10,000               0.5%           4.75       7/23/2004          -               6,113
John Houmis                   -                 -              -              -              -              -

<F1>    The  potential   realizable   value  portion  of  the  foregoing   table
        illustrates value that might be realized upon exercise of the options immediately prior to the expiration of their term, assuming the specified compounded rates of appreciation on the common stock over the term of the options. These numbers do not take into account plan provisions providing for termination of the option following termination of employment or non-transferability.

<F2>    Messrs.  Amerson and Clark each had options to purchase 1,000,000 shares at $2.50 whose expiration date was extended from February 22, 2001 to February 22, 2006 effective December 22, 1999.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

The following table sets forth the aggregate number and value of stock options and SAR's exercised during the last year by the Company's Chief Executive Officer and by each of the Company's other executive officers whose annual salary, bonus and other compensation exceed $100,000.

                                                      Number of Securities
                          Shares                     Underlying Unexercised      Value of Unexercised
                         Acquired                    Options/SARs at Fiscal     In-the-Money Options/
                            On          Value             Year-End (#)         SARs at Fiscal Year-End
          Name         Exercise (#)  Realized ($)  Exercisable/Unexercisable  Exercisable/Unexercisable
---------------------  ------------  ------------  -------------------------  -------------------------
Robert  R. Amerson             -      $      -           3,150,000 / -            $  1,725,000 / -
C.W. "Andy" Wood               -             -                   - / -                      -  / -
Steven K. Clark                -             -           3,150,000 / -               1,725,000 / -
Leonard J. Fetcho              -             -              40,000 / -                       - / -
John L. Cherry                 -             -              40,000 / -                       - / -
John Houmis                    -             -                   - / -                       - / -

Compensation of Directors

Directors who are Company employees receive no additional or special remuneration for serving as directors. The Company's non-employee Directors are paid $500 plus out-of-pocket expenses for each meeting of the Board of Directors and upon meeting certain qualifications receive an option to purchase 5,000 shares of the Company's common stock at or above the market price of the common stock on the date of grant for every year they remain a director. During 1999, each of the non-employee directors received an option to purchase 50,000 shares of the Company's common stock at an exercise price of $2.50 per share.

Employment Agreements

Messrs.  Amerson and Clark have employment  agreements  effective as of December
15, 1995 ("Employment Agreements"). The Employment Agreements, as amended, provide for an annual base salary of $250,000 for both Mr. Amerson and Mr. Clark and terminate in 2010. The Employment Agreements also provide that the executive shall be entitled to the following termination payments: (i) 100% of his current base salary if the employment is terminated as a result of his death or disability; (ii) up to 200% of his current base salary if the employment is terminated by the Company for any reason other than death, disability or for cause, or (iii) up to 250% of the executive's gross income during the year preceding his termination if the Employment Agreement is terminated by the executive for good reason or by the Company for any reason other than death, disability or cause and the termination occurs within two years after a change of control of the Company has occurred.

Messr. Fetcho has an employment agreement effective as of June 30, 1998, which provides for an annual base salary of $165,000 and terminates in 2003. Mr. Fetcho's employment agreement also provides that the executive shall be entitled to the following termination payments: (i) 100% of his current base salary if the employment is terminated as a result of his death or disability; (ii) up to 200% of his current base salary if the employment is terminated for any reason other than death, disability or for cause, or (iii) up to 250% of the executive's gross income during the year preceding his termination if the Employment Agreement is terminated by the executive for good reason or by the Company for any reason other than death, disability or cause and the termination occurs within two years after a change of control of the Company has occurred.

OTHER INFORMATION REGARDING THE BOARD OF DIRECTORS

Board Meetings and Committees

During 1999, the Board of Directors met two (2) times and also executed various resolutions and written actions in lieu of meetings. All directors were in attendance at each of these meetings. The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors, reviews and evaluates the Company's internal audit and control functions, and monitors transactions between the Company and its employees, officers and directors. The Compensation Committee administers the Company's equity incentive plans and designates compensation levels for officers and directors of the Company. The Audit Committee met two (2) times during 1999. The Compensation Committee met two (2) times during 1999.

Currently, the Audit Committee consists of Messrs. Hahn, Fleming and Clark. The Compensation Committee consists of Messrs. Hahn, Fleming and Amerson.

Long-Term Incentive Plan

During 1996, the Company adopted the Long Term Incentive Plan to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 1,986,800 shares of Common Stock reserved for award under the LTI Plan. During 1999, 1998 and 1997, the Company awarded options to purchase 52,850, 316,850 and 95,600 shares of Common Stock under the LTI Plan, respectively.

The Plan is administered by the Compensation Committee. The Compensation Committee determines the total number and type of awards granted in any year, the number and selection of employees or consultants to receive awards, the number and type of awards granted to each grantee and the other terms and provisions of the awards, subject to the limitations set forth in the LTI Plan.

Stock Option Grants. The Compensation Committee has the authority to select individuals who are to receive options under the LTI Plan and to specify the terms and conditions of each option so granted (incentive or nonqualified), the exercise price (which must be at least equal to the fair market value of the common stock on the date of grant with respect to incentive stock options), the vesting provisions and the option term. Unless otherwise provided by the Compensation Committee, any option granted under the LTI Plan expires the earlier of ten years from the date of grant or, three months after the optionee's termination of service with the Company if the termination of employment is attributable to (i) disability, (ii) retirement, or (iii) any other reason, or 15 months after the optionee's death. As of April 13, 2000, there are 503,870 options outstanding under the LTI Plan.

Stock Appreciation Rights. The Compensation Committee may grant SARs separately or in tandem with a stock option award. A SAR is an incentive award that permits the holder to receive (per share covered thereby) an equal amount by which the fair market value of a share of common stock on the date of exercise exceeds the fair market value of such share on the date the SAR was granted. Under the LTI Plan, the Company may pay such amount in cash, in common stock or a combination of both. Unless otherwise provided by the Compensation Committee at the time of grant, the provisions of the LTI Plan relating to the termination of employment of a holder of a stock option will apply equally, to the extent applicable, to the holder of a SAR. A SAR granted in tandem with a related option will generally have the same terms and provisions as the related option with respect to exercisability. A SAR granted separately will have such terms as the Compensation Committee may determine, subject to the provisions of the LTI Plan. As of April 13, 2000, no SARs are outstanding under the LTI Plan.

Performance Shares. The Compensation Committee is authorized under the LTI Plan to grant performance shares to selected employees. Performance shares are rights granted to employees to receive cash, stock, or other property, the payment of which is contingent upon achieving certain performance goals established by the Compensation Committee. As of April 13, 2000, no performance shares are outstanding under the LTI Plan.

Restricted Stock Awards. The Compensation Committee is authorized under the LTI Plan to issue shares of restricted common stock eligible participants on such terms and conditions and subject to such restrictions, if any, outstanding under the LTI Plan. As of April 13, 2000, no restricted shares have been awarded under the LTI Plan.

Dividend Equivalents. The Compensation Committee may also grant dividend equivalent rights to participants subject to such terms and conditions as may be selected by the Compensation Committee. Dividend equivalent rights entitle the holder to receive payments equal to dividends with respect to all or a portion of the number of shares of stock subject to an option award or SARs, as determined by the Committee. As of April 13, 2000, no dividend equivalents are outstanding under the LTI Plan.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

General

The Compensation Committee of the Board of Directors is composed of two independent directors who have no "interlocking relationships" (as defined by the SEC) and the Chief Executive Officer, who recuses himself from votes and discussions on his own compensation.

We are engaged in highly competitive businesses and compete nationally for personnel at the executive and technical staff level. Outstanding candidates are aggressively recruited, often at premium salaries. Highly qualified employees are essential to our success. We are committed to providing competitive compensation that helps attract, retain, and motivate the highly skilled people we require. We strongly believe that a considerable portion of the compensation for the Chief Executive Officer and other top executives must be tied to the achievement of business objectives, completing acquisitions, and to business unit and overall financial performance, both current and long-term.

Executive Compensation

Our executive compensation program is administered by the Compensation Committee. The role of the Compensation Committee is to review and approve salaries and other compensation of the executive officers of the Company, to administer the executive officer bonus plan and stock option plans, and to review and approve stock option grants to all employees including the executive officers of the Company.

General Compensation Philosophy

Our compensation philosophy is that total cash compensation should vary with the performance of the Company and any long-term incentive should be closely aligned with the interest of the stockholders. Total cash compensation for the executive officers consists of the following components:

    o   Base salary

    o An executive officer bonus that is related to growth in sales and operating earnings of the Company.

Long-term incentives are realized through the granting of stock options to executives and key employees through the LTI Plan. We have also granted certain non-qualified options to our executive officers. We have no other long-term incentive plans for our officers and employees.

Base Salary and Executive Officer Bonus Target

Current base salaries for the executive officers were determined by arms' length negotiations with the Board of Directors. Certain executive officers have employment contracts with the Company. During 1998 and 1999, none of the executive officers, including the Chief Executive Officer, reached their bonus target, and hence no bonuses were awarded to executive officers in 1999, nor will bonuses be awarded in 2000 for performance in 1999.

Stock Options

Stock options are granted to aid in the retention of executive and key employees and to align the interests of executive and key employees with those of the stockholders. The level of stock options granted (i.e., the number of shares subject to each stock option grant) is based on the employee's ability to impact future corporate results. An employee's ability to impact future corporate results depends on the level and amount of job responsibility of the individual. Therefore, the level of stock options granted is proportional to the Compensation Committee's evaluation of each employee's job responsibility. For example, Robert R. Amerson, as the Chief Executive Officer, has the highest level of responsibility and would typically be awarded the highest level of stock options. Stock options are granted at a price not less than the fair market value on the date granted.

Comparative Stock Performance Graph

The following graph1 shows a comparison of cumulative total returns for the Company, the NASDAQ Stock Market -- U.S. Index and the NASDAQ Non-Financial Index during the period commencing February 26, 1996 and ending December 31, 1999. The comparison assumes $100 was invested on February 26, 1996 in the Company's common stock with the reinvestment of all dividends, if any. Total shareholder returns for prior periods are not an indication of future returns.

[GRAPHIC OMITTED]

                                2/96   12/96   12/97   12/98   12/99
                                ----   -----   -----   -----   -----
Flanders Corporation            100     380     370     163     100
Nasdaq Stock Market (U.S.)      100     122     150     223     414
Nasdaq Industrial               100     121     142     193     331

------------------------------------

    1 Flanders did not have a public market for its stock prior to its listing on the OTC Bulletin Board in February 1996.


                             Respectfully submitted,

                             COMPENSATION COMMITTEE:


                             Linwood Allen Hahn            J. Russell Fleming
                             Robert R. Amerson


Item 12.      Security Ownership of Certain Beneficial Owners and Management

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of April 13, 2000. Except as indicated in the following footnotes, each listed beneficial owner has sole voting and investment power over the shares of common stock held in their names.

                                                                 Percentage of
     Name and Address                Shares of Common Stock  Outstanding Shares of
   of Beneficial Owner                 Beneficially Owned       Common Stock<F1>
   -------------------               ----------------------  ---------------------

Robert R. Amerson<F2>
531 Flanders Filters Road
Washington, NC  27889                       7,914,370                27.69%

Steven K. Clark<F2>
531 Flanders Filters Road
Washington, NC  27889                       5,170,183                18.09%

Stephen D. Klocke<F3>
531 Flanders Filters Road
Washington, NC  27889                         109,427                 *

John L. Cherry<F4>
531 Flanders Filters Road
Washington, NC  27889                          40,000                 *

C.W. "Andy" Wood
2399 26th Avenue North
St. Petersburg, FL  33713                         700                 *

Linwood Allen Hahn<F5>
531 Flanders Filters Road
Washington, NC  27889                          52,500                 *

J. Russell Fleming<F5>
531 Flanders Filters Road
Washington, NC  27889                          70,000                 *

Leonard J. Fetcho<F6>
2399 26th Avenue North
St. Petersburg, FL  33713                      40,000                 *

Franklin Resources, Inc.
777 Marivers Island Blvd., 6th Fl.
San mateo, CA  94404                        1,328,931                 5.22%

Dimensional Fund Advisors, Inc.
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401                     1,980,500                 7.79%

Becker Capital Management, Inc.
1211 SW Fifth Avenue, Suite 2185
Portland, OR  97204                         2,194,700                 8.63%

Crabbe Huson Group, Inc.
121 SW Morrison, Suite 1400
Portland, OR  97204                         2,641,200                10.38%

All Executive  Officers and Directors
as a Group (8 persons)<F2>,<F3>,<F4>,
<F5>,<F6>                                  13,396,880                41.93%

-------------------------------------

* Represents less than 1% of the total issued and outstanding shares of common stock.

<F1>    Applicable  percentage  of  ownership is based on  25,435,583  shares of common stock outstanding as of April 13, 2000, together with all applicable options for unissued securities for such shareholders exercisable within sixty days. Shares of common stock subject to options exercisable within sixty days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

<F2>    Includes  1,150,000  shares  which are  subject to an option to purchase such shares from the Company at $1.00 per share, 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share and 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.

<F3>    Includes  16,800  shares which are subject to an option to purchase such shares from the Company at $2.50 per share, 10,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share, and 10,000 shares which are subject to an option to purchase such shares from the Company at $7.125 per share.

<F4>    Includes  10,000  shares which are subject to an option to purchase such shares from the Company at $6.94 per share, 10,000 shares which are subject to an option to purchase such shares from the Company at $7.13 per share, and 20,000 shares which are subject to an option to purchase such shares from the Company at $4.75 per share.

<F5>    Includes  50,000  shares which are subject to an option to purchase such shares from the  Company at $2.50 per share.

<F6>    Includes  40,000  shares which are subject to an option to purchase such shares from the Company at $5.38 per share.


Item 13. Certain Relationships and Related Transactions

At April 13, 2000, Steven K. Clark owed the Company $2,743,014 (including accrued interest) which he previously borrowed to settle claims, to make certain payments under an indemnity agreement he entered into with the Company and to purchase certain shares from Thomas T. Allan, a former officer and director. To evidence the amount owed, effective February 11, 1997, Mr. Clark issued a note to the Company in the amount of $109,013 with interest at the variable rate of LIBOR plus 1.25% per annum, payable in full on February 10, 1999. On April 25, 1997, Mr. Clark issued a note to the Company in the amount of $250,000 at the above interest rate, payable in full on April 24, 1999. On September 5, 1997, Mr. Clark assumed a note between Thomas T. Allan for a principal amount of $409,750, at the above interest rate, payable in full on September 4, 1999. On April 15, 1998, Mr. Clark issued a note to the Company in the amount of $1,580,609 with interest at the rate of 7% per annum, payable in full on December 31, 2003. On April 24, 1999, the Board of Directors agreed to consolidate and refinance Mr. Clark's debts to the Company, whereby Mr. Clark issued a note to the Company in the amount of $2,569,871 with interest accruing at the rate of LIBOR plus 1%, payable in full on December 31, 2010 or upon demand by the Company, and canceled all of the other above-described notes.

At December 31, 1999, Robert R. Amerson owed the Company $1,657,392 (including accrued interest) which he previously borrowed to settle claims, to make certain payments under an indemnity agreement he entered into with the Company and to purchase certain shares from Thomas T. Allan, a former officer and director of the Company. To evidence the amount owed, effective February 11, 1997, Mr. Amerson issued a note to the Company in the amount of $109,013 with interest at the rate of LIBOR plus 1.25% per annum, payable in full on February 10, 1999. On April 25, 1997, Mr. Amerson issued a note to the Company in the amount of $250,000 at the above-described interest rate, payable in full on April 24, 1999. On September 25, 1997, Mr. Amerson assumed a note between Thomas T. Allan for a principal amount of $409,750, at the above interest rate, payable in full on September 4, 1999. On April 15, 1998, Mr. Amerson issued a note to the Company in the amount of $440,194 with interest at the rate of 7% per annum, payable in full on December 31, 2003. On April 24, 1999, the Board of Directors agreed to consolidate and refinance Mr. Amerson's debt to the Company, whereby Mr. Amerson issued a note to the Company in the amount of $1,555,802 with interest accruing at the rate of LIBOR plus 1%, payable in full on December 31, 2010 or upon demand by the Company, and canceled all of the other above-described notes.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following constitutes a list of Financial Statements, Financial Statement Schedules and Exhibits required to be used in this report.

    (a)(1) Financial Statements: Financial Statements are included beginning at page F-1 as follows:

            Report of Grant Thornton LLP Independent Certified Public
            Accountants......................................................F-2

            Independent Auditor's Report of McGladrey & Pullen, LLP..........F-3

            Consolidated Balance Sheets at December 31, 1999 and 1998........F-4

            Consolidated  Statements of Earnings for the years ended
            December 31, 1999, 1998 and 1997.................................F-5

            Consolidated  Statements of  Stockholders'  Equity for the
            years ended December 31, 1999, 1998 and 1997.....................F-6

            Consolidated  Statements  of Cash Flows for the years  ended
            December 31, 1999, 1998 and 1997.................................F-7

            Notes to Consolidated Financial Statements......................F-10


    (a)(2)  Financial Statement Schedules

            Report of Grant Thornton LLP Independent Certified Public
            Accountants.....................................................F-28

            Independent Auditor's Report of McGladrey & Pullen, LLP.........F-29

            Schedule II.  Valuation and Qualifying Accounts.................F-30

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

    10.10 Credit Agreement between Flanders Corporation, SunTrust Equitable Securities Corporation and SunTrust Bank, dated February 9, 2000, filed herewith.

    10.11 Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated April 1, 1998, filed with the Form 10-Q dated March 31, 1998, and incorporated herein by reference.

    10.12 Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated March 1, 2000, filed herewith.

    10.13 Flanders Corporation 1996 Director Option Plan, filed with the Form 10-K dated December 31, 1995, and incorporated herein by reference.

    10.14 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

    10.15 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.

    10.16 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the Form 10-K dated December 31, 1997 and incorporated herein by reference.

    10.17 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed herewith.

    10.18 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Robert R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

    10.19 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.

    10.20 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with the Form 10-K dated December 31, 1997 and incorporated herein by reference.

    10.21 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed herewith.

    10.22 Employment Agreement between Eco-Air Products, Inc., and Leonard J. Fetcho.

    10.23   Stock Option Agreement between Elite  Acquisitions,  Inc. and Robert
            R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

    10.24 Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

    10.25 Amendment to Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated December 22, 1999, filed herewith.

    10.26 Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated June 3, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

    10.27   Stock Option Agreement between Elite Acquisitions,  Inc., and Steven
            K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

    10.28 Stock Option Agreement between Flanders Corporation and Steven K. Clark dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

    10.29 Amendment to Stock Option Agreement between Flanders Corporation and Steven K. Clark dated December 22, 1999, filed herewith.

    10.30 Stock Option Agreement between Flanders Corporation and Steven K. Clark dated June 3, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

    10.31 Note Agreement between Steven K. Clark and Flanders Corporation, dated April 24, 1999, filed herewith.

    10.32 Note Agreement between Robert R. Amerson and Flanders Corporation, dated April 24, 1999, filed herewith.

    21      Subsidiaries of the Registrant.

    23.1 Consent of Grant Thornton LLP for incorporation by reference of their report into Form S-8 filed on July 21, 1997, filed herewith.

    23.2 Consent of McGladrey & Pullen, LLP for incorporation by reference of their report into Form S-8 filed on July 21, 1997, filed herewith.

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

    Dated this 13th day of April, 2000.

                                 FLANDERS CORPORATION


                                 By  /s/ Robert R. Amerson
                                 -----------------------------------------------
                                   Robert R. Amerson
                                   President, Chief Executive Officer,
                                   and Director


                                 By   /s/ Steven K. Clark
                                 -----------------------------------------------
                                   Steven K. Clark
                                   Vice President/Chief Financial Officer,
                                   Principal Accounting Officer, Chief Operating Officer and Director


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

        Signature                            Title                     Date


 /s/ Robert R. Amerson       President, Chief Executive Officer      4/13/00
-------------------------    and Director                          ------------
 Robert R. Amerson

                             Chief Operating Officer, Vice
                             President/Chief Financial Officer,
/s/ Steven K. Clark          Principal Accounting Officer and        4/13/00
-------------------------    Director                              ------------
 Steven K. Clark


 /s/ Linwood Allen Hahn
-------------------------                                            4/13/00
 Linwood Allen Hahn          Director                              ------------


/s/ J. Russell Fleming
-------------------------                                            4/13/00
 J. Russell Fleming          Director                              ------------

                              FLANDERS CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                  Years ended December 31, 1999, 1998 and 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Flanders Corporation

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Flanders
Corporation and Subsidiaries as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanders
Corporation and Subsidiaries as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ Grant Thornton LLP

Salt Lake City, Utah
March 8, 2000

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Flanders Corporation

We  have  audited  the  accompanying  consolidated  balance  sheet  of  Flanders
Corporation and subsidiaries as of December 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flanders Corporation and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

New Bern, North Carolina
March 12, 1999, except for item (A) in Note H and the last paragraph of Note H, as to which the date is March 31, 1999, and Note D, as to which the date is December 31, 1999.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

ASSETS                                                   1999             1998
---------------------------------------------------------------------------------
Current assets
  Cash and cash equivalents                         $     824,220   $  13,672,685
  Receivables:
    Trade, less allowance for doubtful accounts:
      1999 $487,321; 1998 $551,725                     29,023,225      26,670,650
    Other                                               1,415,794       2,177,301
  Inventories (Note C)                                 25,901,700      25,518,804
  Deferred taxes (Note L)                               1,849,481       1,421,847
  Other current assets                                  1,959,725         860,310
  Net assets of discontinued operations (Note D)        5,217,737            --
                                                    -------------   -------------
         Total current assets                          66,191,882      70,321,597
Related party receivables (Note O)                      4,369,028       4,263,409
Other assets (Note E)                                   4,113,491       4,637,062
Intangible assets, net (Note F)                        30,022,487      28,990,924
Property and equipment, net (Notes G and H)            65,253,828      59,567,202
                                                    -------------   -------------
                                                    $ 169,950,716   $ 167,780,194
                                                    =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------  -------------   -------------
Current liabilities
  Notes payable, banks (Note H)                     $        --     $   1,300,000
  Current maturities of long-term debt (Note H)         1,115,184       1,265,014
  Accounts payable (Note I)                            15,760,022      15,851,087
  Accrued expenses (Note J)                             3,895,274       3,933,918
                                                    -------------   -------------
         Total current liabilities                     20,770,480      22,350,019
Long-term debt, less current maturities (Note H)       31,212,985      30,105,714
Deferred taxes (Note L)                                 5,840,654       5,721,647
Commitments and contingencies  (Notes G, M and N)

Stockholders' equity (Notes H, K and P)
  Preferred stock, no par value, 10,000,000
    shares authorized; none issued                           --              --
  Common stock, $.001 par value; 50,000,000 shares
    authorized; issued and outstanding:
    1999 25,435,583; 1998 25,624,339                       25,436          25,624
  Additional paid-in capital                           91,798,188      91,837,257
  Notes receivable                                     (2,014,094)     (1,760,000)
  Retained earnings                                    22,317,067      19,499,933
                                                    -------------   -------------
                                                      112,126,597     109,602,814
                                                    -------------   -------------
                                                    $ 169,950,716   $ 167,780,194
                                                    =============   =============

   The accompanying notes are an integral part of these financial statements.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                            Years Ended December 31,

                                                          1999            1998            1997
                                                     -------------   -------------   -------------
Net sales                                            $ 171,392,281   $ 154,764,804   $ 131,898,603
Cost of goods sold (Notes M, N and O)                  127,417,753     117,104,977      99,018,962
                                                     -------------   -------------   -------------
    Gross profit                                        43,974,528      37,659,827      32,879,641
Operating expenses (Notes M, N and O)                   33,802,204      28,108,372      23,509,447
                                                     -------------   -------------   -------------
    Operating income from continuing operations         10,172,324       9,551,455       9,370,194
                                                     -------------   -------------   -------------

Nonoperating income (expense) from continuing
  operations:
    Other income                                         1,258,440       2,014,881       1,230,991
    Interest expense                                    (1,257,157)       (574,950)       (751,499)
                                                     -------------   -------------   -------------
                                                             1,283       1,439,931         479,492
                                                     -------------   -------------   -------------
    Earnings from continuing operations before
      income taxes                                      10,173,607      10,991,386       9,849,686
Provision for income taxes (Note L)                      4,670,682       4,450,079       3,751,399
                                                     -------------   -------------   -------------
    Earnings from continuing operations                  5,502,925       6,541,307       6,098,287
Discontinued operations (Note D)
  Loss from operations of discontinued
    subsidiary (including tax benefit
    of $1,134,799 in 1999, $852,244 in 1998
    and $46,676 in 1997)                                (1,792,417)     (1,252,739)       (259,022)
  Estimated loss on disposal of subsidiary
    (including tax benefit of $565,604)                   (893,374)           --              --
                                                     -------------   -------------   -------------
Loss from discontinued operations                       (2,685,791)     (1,252,739)       (259,022)
                                                     -------------   -------------   -------------
    Net earnings                                     $   2,817,134   $   5,288,568   $   5,839,265
                                                     =============   =============   =============
Earnings per share from continuing
  operations (Note Q)
    Basic                                            $        0.22   $        0.26   $        0.33
                                                     =============   =============   =============
    Diluted                                          $        0.21   $        0.24   $        0.28
                                                     =============   =============   =============
Loss per share from discontinued operations
    Basic                                            $       (0.11)  $       (0.05)  $       (0.01)
                                                     =============   =============   =============
    Diluted                                          $       (0.10)  $       (0.04)  $       (0.01)
                                                     =============   =============   =============
Net earnings per share
    Basic                                            $        0.11   $        0.21   $        0.32
                                                     =============   =============   =============
    Diluted                                          $        0.11   $        0.20   $        0.27
                                                     =============   =============   =============
Weighted average common shares outstanding (Note Q)
    Basic                                               25,344,433      25,133,820      18,508,763
                                                     =============   =============   =============
    Diluted                                             26,525,429      27,106,924      22,477,184
                                                     =============   =============   =============


   The accompanying notes are an integral part of these financial statements.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  Years Ended December 31, 1999, 1998 and 1997

                                                                      Additional
                                                            Common      Paid-In        Notes       Retained
                                                            Stock       Capital      Receivable    Earnings
                                                          ---------  -------------  ------------  -----------
Balance, January 1, 1997                                  $ 15,952   $ 17,205,413   $  (240,700)  $ 8,372,100
  Release of committed capital (Note K)                       --        8,000,005          --            --
  Issuance of 8,377,000 shares of common stock (Note K)      8,377     57,045,636          --            --
  Issuance of 722,375 shares of common stock upon
    conversion of convertible debt (Note K)                    722      4,381,689          --            --
  Issuance of 425,000 shares of common stock upon
    exercise of options (Note P)                               425      1,262,075          --            --
  Valuation and release from escrow of 344,691 shares
    of common stock related to acquisitions                   --        2,984,635          --            --
  Issuance of 187,502 shares of common stock related to
    acquisitions (Note B)                                      187      1,394,452          --            --
  Income tax benefit from stock options exercised             --          969,125          --            --
  Issuance of receivables related to exercise of options      --             --      (1,262,500)         --
  Payment on receivables related to exercised warrants
    and options                                               --             --         230,000          --
  Net earnings                                                --             --            --       5,839,265
                                                          --------   ------------   -----------   -----------
Balance, December 31, 1997                                  25,663     93,243,030    (1,273,200)   14,211,365
  Issuance of 110,000 shares of common stock to acquire
    remaining interest in a subsidiary from minority
    stockholders                                               110        522,390          --            --
  Issuance of 121,264 shares of common stock upon
    non-cash exercise of stock options                         121           (121)         --            --
  Purchase and retirement of 731,350 shares of common
    stock                                                     (731)    (3,284,827)         --            --
  Issuance of 461,000 shares of common stock upon
    exercise of options                                        461      1,152,039          --            --
  Issuance of receivables related to exercise of options      --             --        (722,500)         --
  Payment on receivables related to exercised options         --             --         235,700          --
  Income tax benefit of stock options exercised               --          253,795          --            --
  Registration of Company common stock                        --          (77,487)         --            --
  Valuation and release from escrow of 7,000 shares of
    common stock related to the acquisitions                  --           28,438          --            --
  Net earnings                                                --             --            --       5,288,568
                                                          --------   ------------   -----------   -----------
Balance, December 31, 1998                                  25,624     91,837,257    (1,760,000)   19,499,933
  Issuance of 94,544 shares of common stock related to
    certain acquisitions                                        95            (95)         --            --
  Interest on notes receivable secured by common shares       --             --        (254,094)         --
  Issuance and release from escrow of 245,899 shares of
    common stock related to certain acquisitions              --          988,028          --            --
  Purchase and retirement of 283,300 shares of common
    stock                                                     (283)    (1,027,002)         --            --
  Net earnings                                                --             --            --       2,817,134
                                                          --------   ------------   -----------   -----------
Balance, December 31, 1999                                $ 25,436   $ 91,798,188   $(2,014,094)  $22,317,067
                                                          ========   ============   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                             1999           1998           1997
                                                         ------------   ------------   ------------
Increase (decrease) in cash and cash equialents
CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings from continuing operations                    $  5,502,925   $  6,541,307   $  6,098,287
  Adjustments to reconcile earnings from continuing
    operations to net cash provided by (used in)
    operating activities:
      Depreciation and amortization                         6,122,134      4,854,043      3,695,445
      Provision (credit) for doubtful accounts                (64,404)       111,159          9,086
      Allowance for obsolete inventory                         93,586         32,414         17,000
      (Gain) loss on sale of property and equipment           127,703        (41,221)        31,942
      Gain on sale of real estate                                --          (48,767)          --
      Deferred income taxes                                  (308,627)       185,814        (34,555)
      Income tax benefit from exercise of stock options          --          253,795        969,125
      Interest income on notes receivable                    (254,094)          --             --
      Change in working capital components, net of
        effects from acquisitions:
          Receivables                                      (3,607,050)    (2,898,821)    (2,455,755)
          Inventories                                      (1,480,901)    (6,245,876)    (5,040,280)
          Other current assets                               (365,743)      (326,868)       325,027
          Accounts payable                                    173,435     (2,628,592)     5,410,082
          Accrued expenses                                   (350,953)       135,699        (50,353)
          Income tax payable                                 (298,458)       925,243       (696,450)
                                                         ------------   ------------   ------------
            Net cash provided by continuing operations      5,289,553        849,229      8,278,601
            Net cash used in discontinued operations       (1,153,100)    (1,646,011)    (2,428,960)
                                                         ------------   ------------   ------------
            Net cash provided by (used in) operating
              activities                                    4,136,453       (796,782)     5,849,641
                                                         ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash acquired                       (1,786,692)   (15,455,160)          --
  Purchase of property and equipment                       (9,301,802)   (15,050,371)   (18,788,048)
  Proceeds from sale of property and equipment                 39,000         96,005         92,572
  Proceeds from sale of real estate                              --          259,253           --
  Disbursements on notes receivables                         (960,709)    (2,402,404)      (955,075)
  Disbursements for trademarks and trade names                 (6,216)        (9,224)          --
  Disbursement on deferred expenses                          (318,855)      (248,923)      (461,824)
  Proceeds from repayment of notes receivable related
    to exercise of options and warrants                          --          235,700        230,000
  Decrease (increase) in cash designated for equipment
    additions                                                    --          856,441       (856,441)
  Decrease (increase) in other assets                       1,125,027       (347,856)      (927,791)
                                                         ------------   ------------   ------------
            Net cash used in investing activities
              of continuing operations                    (11,210,247)   (32,066,539)   (21,666,607)
            Net cash used in investing activities
              of discontinued operations                     (424,769)    (2,218,183)    (1,498,955)
                                                         ------------   ------------   ------------
            Net cash used in investing activities         (11,635,016)   (34,284,722)   (23,165,562)
                                                         ------------   ------------   ------------

                                  - Continued -

   The accompanying notes are an integral part of these financial statements.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                            Years Ended December 31,

                                                             1999           1998           1997
                                                         ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (payments) from revolving credit
    agreement                                              (1,630,250)    12,900,000    (15,942,145)
  Proceeds from long-term borrowings                             --        4,500,000      9,725,659
  Principal payments on long-term borrowings               (2,604,392)    (1,096,416)    (8,781,901)
  Proceeds from issuance of common stock, net of
    committed capital                                            --             --       57,054,013
  Release of committed capital                                   --             --        8,000,005
  Purchase and retirement of common stock                  (1,027,285)    (3,285,558)          --
  Proceeds from exercise of options and warrants                 --          430,000           --
  Cost to register common stock                                  --          (77,487)          --
                                                         ------------   ------------   ------------
            Net cash provided by (used in) financing
              activities of continuing operations          (5,261,927)    13,370,539     50,055,631
            Net cash provided by (used in) financing
              activities of discontinued operations           (87,975)       (70,930)       324,459
                                                         ------------   ------------   ------------
            Net cash provided by (used in) financing
              activities                                   (5,349,902)    13,299,609     50,380,090
                                                         ------------   ------------   ------------
            Net increase (decrease) in cash and cash
              equivalents                                 (12,848,465)   (21,781,895)    33,064,169

CASH AND CASH EQUIVALENTS
  Beginning                                                13,672,685     35,454,580      2,390,411
                                                         ------------   ------------   ------------
  Ending                                                 $    824,220   $ 13,672,685   $ 35,454,580
                                                         ============   ============   ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Cash payments for:
    Interest, net of $395,074, $295,089 and $424,332
      interest capitalized to property and equipment
      for 1999, 1998 and 1997, respectively:
        Continuing operations                            $  1,365,866   $    814,934   $  1,222,352
                                                         ============   ============   ============
        Discontinued operations                          $     20,492   $     22,642   $    106,028
                                                         ============   ============   ============
    Income taxes:
      Continuing operations                              $  3,257,773   $  2,486,778   $  4,435,728
                                                         ============   ============   ============
      Discontinued operations                            $       --     $       --     $       --
                                                         ============   ============   ============
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING  ACTIVITIES
    Valuation and release from escrow of 245,899,
      7,000 and 344,691 shares of common stock related
      to acquisitions for 1999, 1998 and 1997,
      respectively                                       $    970,528   $     28,438   $  2,984,635
                                                         ============   ============   ============
    Issuance of 289,000 and 425,000 shares of common
      stock upon exercise of options in exchange for
      receivable in 1998 and 1997, respectively          $       --     $    722,500   $  1,262,500
                                                         ============   ============   ============
    Issuance of 722,375 shares of common stock upon
      conversion of $4,000,000 of convertible debt and
      $382,411 of related accrued interest               $       --     $       --     $  4,382,411
                                                         ============   ============   ============
    Acquisition of property through assumption of debt   $       --     $       --     $  1,642,099
                                                         ============   ============   ============

                                  - Continued -

   The accompanying notes are an integral part of these financial statements.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                            Years Ended December 31,

                                                             1999           1998           1997
                                                         ------------   ------------   ------------
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES (Continued)
    Cancellation of capital lease                        $       --     $       --     $  2,764,634
                                                         ============   ============   ============
    Capital lease obligation incurred for use of
      property and equipment                             $       --     $    116,580   $       --
                                                         ============   ============   ============
    Issuance of stock in exchange for minority interest  $       --     $    522,500   $       --
                                                         ============   ============   ============
    Exchange of assets for minority interest             $    866,139   $       --     $       --
                                                         ============   ============   ============
ACQUISITION OF COMPANIES (Note 11)
  Working capital acquired, net of cash and cash
    equivalents received                                 $    592,288   $  2,635,781   $    270,646
  Fair value of other assets acquired, principally
    property and equipment                                    698,647      1,742,794        930,000
  Goodwill                                                    647,369     11,106,585        547,393
  Long-term debt assumed                                     (151,612)       (30,000)      (353,400)
                                                         ------------   ------------   ------------
                                                         $  1,786,692   $ 15,455,160   $  1,394,639
                                                         ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A.  Nature of Business and Significant Accounting Policies

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

    1.  Financial statement presentation

    The  accounting  and  reporting   policies  of  Flanders   Corporation   and
    Subsidiaries (the Company) conform with generally accepted accounting principles and with general practices in the manufacturing industry.

    2.  Principles of consolidation

    The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned, except for one subsidiary which was 80 percent owned for the year ended December 31, 1998. All material intercompany accounts and transactions have been eliminated in consolidation. Amounts of minority interest are insignificant.

    3.  Nature of business

    The Company designs, manufactures and markets a broad range of air filtration products, including high-end High Efficiency Particulate Air ("HEPA") filters, with at least 99.97% efficiency, Absolute Isolation Barriers for the creation of synthesized atmospheres to control manufacturing environments and for the absolute control and containment of contaminants and toxic gases in certain manufacturing processes, mid-range filters for individual and commercial use, custom air filter housings, industrial air handlers and standard low cost residential and commercial furnace and air conditioning filters. The Company's air filtration products are utilized by many industries, including those associated with commercial and residential heating ventilation and air conditioning systems ("HVAC" systems), semiconductor manufacturing, ultra-pure materials, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. The Company also designs and manufactures much of its own production equipment to allow for highly automated manufacturing of these products. Furthermore, the Company produces glass-based filter media for some of its products to maintain control over the quality and composition of such media.

    The Company has only one segment, filtration products. The Company sells some products for end users outside of the United States through domestic specialty cleanroom contractors. These sales are accounted for as domestic sales. The Company also sells products through foreign distributors, primarily in Europe, and a wholly owned subsidiary, which sells to customers in the Far East. Sales through foreign distributors and its wholly owned foreign subsidiary total less than 5% of net sales. Assets held outside the United States are negligible.

    4.  Significant customers

    Net sales for the years ended December 31, 1999, 1998 and 1997 included sales to the following major customers, together with the receivables due from those customers:

                                                                   Trade Receivable Balance
                            Amount of Net Sales                       As of December 31,
                 ----------------------------------------    ------------------------------------
                     1999          1998          1997           1999         1998         1997
                 ------------  ------------  ------------    -----------  ----------  -----------
    Customer A   $ 16,441,644  $ 16,030,892  $ 14,962,349    $ 1,385,692  $1,112,788  $ 1,156,094
    Customer B     21,148,340    16,197,490    10,466,677      2,937,626   2,286,944    1,157,019

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A.     Nature of Business and Significant Accounting Policies - Continued


    5.  Use of estimates

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

    6.  Cash and cash equivalents

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

    7.  Fair value of financial instruments

    The carrying amount of cash equivalents approximates fair value at December 31, 1999 and 1998 because of the short maturity of those instruments. Based on the borrowing rates currently available to the Company for bank loans with similar maturities and similar collateral requirements, the fair value of notes payable and long-term debt approximates the carrying amounts at December 31, 1999 and 1998.

    8.  Inventories

    Inventories are valued at lower of cost (first-in, first-out method) or market.

    9.  Goodwill

    The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight line basis over 40 years. At each balance sheet date, the Company evaluates goodwill for impairment by comparing expectations of non-discounted future cash flows excluding interest costs with the carrying value of goodwill for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 1999.

    10. Trademarks and trade names

    Trademarks and trade names are being amortized on a straight line basis over 17 years. At each balance sheet date, the Company evaluates the value of trademarks and tradenames for impairment by comparing expectations of non-discounted future cash flows excluding interest costs with the carrying value of trademarks and tradenames for each trademark or tradename having a material unamortized balance. Based upon its most recent analysis, the Company believes that no impairment of trademarks and tradenames exists at December 31, 1999.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A.     Nature of Business and Significant Accounting Policies - Continued

    11. Property and equipment

    Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives. Amortization of capital leases is included in depreciation expense. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 1999.

    12. Revenue recognition

    All sales are recognized when shipments are made to customers.

    13. Income taxes

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

    14. Research and development

    Research and development expenses and ongoing costs associated with improving existing products and manufacturing processes are expensed in the period incurred. Costs associated with research and development amounted to approximately $763,000, $2,250,000 and $373,000 for 1999, 1998 and 1997,
    respectively.

    15. Earnings (loss) per share

    The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS are calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.

    16. Stock Options

    The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options rather than adoptiong the alternative fair value accounting provided for under FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS 123).

    17. Advertising

    The costs of advertising are expensed as incurred.

    18. Warranty

    The costs of warranties on the Company's products have not been historically significant and are expensed as incurred.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A.     Nature of Business and Significant Accounting Policies - Continued


    19. Reclassifications

    Certain account balances for 1998 and 1997 have been reclassified with no effect on net income or retained earnings to be consistent with the classification adopted for the year ended December 31, 1999.

Note B.  Mergers and Acquisitions

    Effective April 1, 1999, the Company purchased the Tidewater group of companies, consisting of Tidewater Air Filter Fabrication Company, Inc., Newport Manufacturing, Inc., and Bio-Tec Inc., for a total cost of acquisition, net of cash received, of approximately $1,787,000 in a transaction which has been recorded as a purchase. Goodwill of approximately $647,000 has been recognized in this transaction. Tidewater is an air filter distributor and service organization. Prior to the acquisition, Tidewater was an exclusive distributor of a competitor's products. Newport Manufacturing is an air filter manufacturer with some limited manufacturing capacity for specialty products. Bio-Tec is an indoor air quality consulting firm. The Company's financial statements include the operating results of the Tidewater group of companies from April 1, 1999.

    On May 7, 1998, the Company agreed to acquire substantially all of the outstanding stock of Eco-Air Products, Inc. ("Eco-Air") in a transaction which has been recorded as a purchase. The total cost of the acquisition, net of cash acquired, was approximately $15,455,160, plus the Company's common stock equivalent in value to $5,000,000 or cash if certain performance criteria are met. In connection with this purchase, the Company recorded approximately $11,107,000 of goodwill. Upon achieving certain performance criteria, common stock will be issued or a liability recorded for cash payment over a five year period and will be added to goodwill associated with the purchase transaction and amortized over the remaining amortization period of the respective goodwill asset. The acquisition of Eco-Air was funded by utilizing a revolving credit facility which provides a line of credit up to a maximum principal amount of $30,000,000. The effective date of the acquisition for financial statement purposes was June 30, 1998, and the Company's financial statements include the operating activities and assets of Eco-Air from that date. As of December 31, 1999, no shares have been issued or liability recorded to the Eco-Air sellers as a result of not having met the performance criteria.

    Effective December 1, 1997, the Company acquired all the outstanding stock of Glass Fiber Industries, Inc. ("GFI"), a manufacturer of glass fiber, by exchanging 187,502 shares of the Company's stock for all the outstanding stock of GFI in a tax free merger in a transaction which has been recorded as a purchase. The total cost of acquisition was $1,394,639, based on the price of the Company's stock on November 26, 1997, of approximately $7.44. In connection with the purchase, the Company recorded approximately $547,000 of goodwill.

    Summarized below are the unaudited pro forma results of operations of the Company as though Eco-Air had been acquired at the beginning of the fiscal year ended December 31, 1997.

                                                         1998            1997
                                                    -------------   -------------
    Revenues                                        $ 178,473,654   $ 154,250,241
                                                    =============   =============
    Earnings from continuing operations             $   6,594,619   $   6,390,694
                                                    =============   =============
    Earnings per common share from continuing
      operations:
        Basic                                       $        0.26   $        0.34
                                                    =============   =============
        Diluted                                     $        0.24   $        0.29
                                                    =============   =============

    Pro forma results of operations of the Company as though Tidewater had been acquired as of January 1, 1998 and GFI had been acquired as of January 1, 1997 are not presented because amounts of pro forma differences are not significant.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note C.  Inventories

     Inventories consists of the following at December 31:

                                                             1999         1998
                                                          -----------  -----------
    Finished goods                                        $12,041,722  $12,988,501
    Work in progress                                        1,665,953    1,036,809
    Raw materials                                          12,382,025   11,587,908
                                                          -----------  -----------
                                                           26,089,700   25,613,218
    Less allowance for obsolete raw materials                 188,000       94,414
                                                          -----------  -----------
                                                          $25,901,700  $25,518,804
                                                          ===========  ===========


Note D.  Discontinued Operations

    During 1997, the Company established a new subsidiary, Airseal West, Inc., to serve as a manufacturer of industrial air handlers, custom housings, and related products for the western U.S. The market opportunities envisioned by this venture failed to materialize, and Airseal West focused its primary efforts on perceived opportunities in businesses and products unrelated to air filtration, including sporting goods, vending equipment and other general manufacturing.

    In December 1999, the Company adopted a formal plan to close Airseal West, a wholly owned subsidiary, and sell its various assets and product lines to unrelated third parties. The anticipated date of closure is approximately April 30, 2000. All dispositions of assets are expected to be completed December 31, 2000. The assets to be sold consist primarily of non-filtration assets consisting of inventories, manufacturing equipment, designs and intellectual properties.

    Operating results of Airseal West for 1999 are shown separately in the accompanying statement of earnings. Revenues and expenses associated with Airseal West for 1998 and 1997 have been reclassified and combined into the heading, "Loss from operations of discontinued subsidiary."

    The estimated loss on the disposal of the discontinued operations of approximately $893,000 (net of income tax benefit of approximately $566,000) represents the estimated loss on the disposal of the assets of Airseal West and the write-off of goodwill associated with Airseal West.

    Net sales of Airseal West for 1999, 1998 and 1997 were approximately $2,354,000, $3,057,000 and $2,237,000, respectively. These amounts are not included in net sales in the accompanying statement of earnings.

    Net assets of Airseal West at December 31, 1999 consisted of the following:


    Accounts receivable                                   $   952,379
    Inventories                                             1,348,888
    Other current assets                                       48,439
    Property and equipment, net                             3,487,864
    Accounts payable                                         (429,075)
    Accrued liabilities                                       (25,204)
    Current portion long term debt                           (165,554)
                                                          -----------
             Net assets of discontinued operations        $ 5,217,737
                                                          ===========

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note E.  Other Assets

    Other assets consist of the following at December 31:

                                                             1999         1998
                                                          -----------  -----------
    Real estate held for sale                             $ 1,578,218  $ 1,578,218
    Notes receivable                                          960,709         --
    Cash value of officers' life insurance                       --        104,921
    Prepaid commissions                                          --        839,331
    Deposits                                                  295,643      800,531
    Deferred expenses, net of accumulated amortization
      of $214,001 in 1999 and $108,643 in 1998              1,118,937      903,740
    All other                                                 159,984      410,321
                                                          -----------  -----------
                                                          $ 4,113,491  $ 4,637,062
                                                          ===========  ===========


Note F.  Intangible Assets

    Intangible assets consist of the following at December 31:

                                                             1999         1998
                                                          -----------  -----------
    Goodwill, net of accumulated amortization of
      $1,773,144 in 1999 and $980,253 in 1998             $29,160,232  $28,095,134
    Trademarks and trade names, net of accumulated
      amortization of $174,929 in 1999 and
      $135,178 in 1998                                        862,255      895,790
                                                          -----------  -----------
                                                          $30,022,487  $28,990,924
                                                          ===========  ===========


Note G.  Property and Equipment

     Property and equipment and estimated useful lives consist of the following at December 31:

                                                              Estimated
                                      1999         1998      Useful Lives
                                   -----------  -----------  ------------
    Land                           $ 3,862,886  $ 1,018,007       --
    Buildings                       28,107,676   27,852,661  15-40 years
    Machinery and equipment         38,411,695   35,605,613  10 years
    Office equipment                 6,187,553    4,557,195  5 years
    Vehicles                         1,141,145      963,289  5 years
    Construction in progress         6,382,453    3,640,045       --
                                   -----------  -----------
                                    84,093,408   73,636,810
    Less accumulated depreciation   18,839,580   14,069,608
                                   -----------  -----------
                                   $65,253,828  $59,567,202
                                   ===========  ===========

    Total  depreciation   expense  charged  to  operations  totaled  $5,544,018,
    $4,435,744 and $3,103,271 for 1999, 1998 and 1997, respectively.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note H.  Pledged Assets and Debt

     A summary of the Company's debt, and collateral pledged thereon, consists of the following at December 31:

                                                           1999         1998
                                                        -----------  -----------
Short-term debt:

Lower of prime or LIBOR plus defined percentage line
  of credit agreements (A)                              $     --    $1,300,000
                                                        ==========  ==========

Long-term debt:

Lower of prime (8.5% at December 31, 1999) or LIBOR plus defined percentage line of credit agreements (A) $11,369,750 $13,000,000

Prime(8.5% at December 31, 1999) plus 0.25 percent
  notes payable to a mortgage company due in monthly
  payments of $30,096 including interest through
  January 2006, at which time all unpaid principal is
  due, collateralized by a deed of trust on land and
  buildings with a carrying value of approximately
  $3,530,000 at December 31, 1999                        1,570,104   1,795,731

Real estate contract payable to a company for purchase
  of land and buildings                                  3,994,000        --

10.125 percent note payable to a mortgage company, due
  in monthly payments of $13,775, including interest
  through July 2004, collateralized by a first deed of
  trust on real property with a carrying value of
  approximately $974,000 at December 31, 1999, and a
  second security interest in certain machinery and
  equipment                                                593,818     693,513

Various notes payable to a bank with interest at prime
  (8.5% at December 31, 1999) plus .25 percent due in
  monthly installments of $12,038, including interest,
  expiring at various times through April 2004,
  collateralized by a deed of trust on property with a
  carrying value of approximately $1,510,000 at
  December 31, 1999                                      1,114,020   1,180,226

6.5 percent note payable to a regional development
  authority, due in varying quarterly installments,
  plus interest, through December 2017, collateralized
  by a security agreement and financing statement on
  real and personal property with a carrying value of
  approximately $5,400,000 at December 31, 1999          5,680,000   5,845,000

Note payable to a bank with interest at 7.9 percent
  until June 2001 when interest rate changes to prime
  plus 0.25 percent, due in monthly payments of $7,098
  including interest through June 2017 subject to a
  call option in June 2007, collateralized by a deed
  of trust on real properties with a carrying value of
  approximately $1,870,000 at December 31, 1999            833,623     849,751

Industrial revenue bond with a variable tax exempt
  interest rate as determined by a remarketing agent
  which was 3.2% at December 31, 1999, collateralized
  by a $4,500,000 letter of credit which expires June
  28, 2002                                               4,500,000   4,500,000

Note payable to an industrial development authority,
  with an interest rate of 83 percent of prime rate
  (8.5% at December 31, 1999), due in monthly
  installments of $11,333 plus interest through
  January 2005, collateralized by a deed of trust on
  real property with a carrying value of approximately
  $2,900,000 at December 31, 1999                          702,810     838,810


                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note H.     Pledged Assets and Debt - Continued


                                                            1999          1998
                                                        ------------  ------------
Note payable to a bank with interest at LIBOR plus an
  adjusted base rate, as defined, due in monthly
  installments of $17,788 plus interest, with a
  balloon payment due on June 30, 2002, of $1,120,625,
  collateralized by a second deed of trust and
  security agreement on real property with a carrying
  value of approximately $2,900,000 at December 31,
  1999                                                     1,654,256     1,849,920

Various contracts payable including capital lease
  obligations; interest rates from 6.3 percent to 9.6
  percent at December 31, 1999 and 1998,
  collateralized by certain equipment; due in monthly
  payments aggregating approximately $40,000 including
  interest, expiring at various dates through May
  2003                                                       315,788       817,777
                                                        ------------  ------------
                                                          32,328,169    31,370,728
Less current maturities                                    1,115,184     1,265,014
                                                        ------------  ------------
                                                        $ 31,212,985  $ 30,105,714
                                                        ============  ============

(A) These are amounts outstanding on revolving credit facilities with banks which provide lines of credit up to a maximum principal amount of $45,000,000 and $33,000,000 at December 31, 1999 and 1998, respectively. The lines of credit bear  interest  rates at the option of the Company at either
    1) prime rate, which was 8.5% at December 31, 1999, or 2) LIBOR, which was 5.3% at December 31, 1999, plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth. The line of credit agreements expire June 28, 2002. The lines of credit are collateralized by the pledge of all common stock of the subsidiaries owned by the Company.

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

Aggregate maturities required on long-term debt as of December 31, 1999 are due in future years as follows:

    Years Ending December 31,
    -------------------------
            2000                  $  1,115,184
            2001                     1,002,232
            2002                    13,774,451
            2003                     1,075,354
            2004                     1,108,414
            Later years             14,252,534
                                  ------------
                                  $ 32,328,169
                                  ============

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note I.  Accounts Payable

    Accounts payable consist of the following at December 31:

                                                             1999         1998
                                                          -----------  -----------
    Accounts payable, trade                               $15,017,193  $13,889,388
    Commissions payable                                       543,365    1,577,470
    Customer deposits                                         199,464      384,229
                                                          -----------  -----------
                                                          $15,760,022  $15,851,087
                                                          ===========  ===========


Note J.  Accrued Expenses

     Accrued expenses consist of the following at December 31:

                                                             1999         1998
                                                          -----------  -----------
    Payroll                                               $ 1,486,216  $ 1,618,197
    Insurance, including workers compensation               1,053,794    1,133,331
    Sales and use taxes                                       144,951       65,679
    Interest                                                   28,680      137,424
    Income taxes payable                                         --        298,458
    All other                                               1,181,633      680,829
                                                          -----------  -----------
                                                          $ 3,895,274  $ 3,933,918
                                                          ===========  ===========


Note K.  Stockholders' Equity

    During the year ended December 31, 1997, the Company raised $57,054,013, net of offering commissions and expenses of $6,052,237, through the sale of 8,320,000 shares of common stock by underwritten public offerings dated January 16, 1997 at $9.50 per share and October 16, 1997 at $7.00 per share and the private placement of 57,000 shares of Common Stock at a weighted average price of $4.67 per share. In conjunction with these offerings, the Company granted warrants to purchase a total of 540,000 shares to the underwriters with exercise prices between $8.40 and $14.725 per share, expiring at various periods between January 2002 and October 2002.

    The President and Vice President/Chief Financial Officer of the Company had options to purchase 3,321,021 and 2,214,014 shares, respectively, of the Company's common stock from two stockholders of the Company at an option price of $2.50 per share. The President and Vice President/Chief Financial Officer of the Company exercised options to acquire 2,830,732 and 1,799,188 shares, respectively, of the common stock from the two stockholders on December 1, 1997. The remaining options were not exercised and expired on December 15, 1997.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note L.  Income Taxes

     The components of income tax expense (benefit) are as follows for the years ended December 31:

                                                             1999          1998          1997
                                                          -----------   -----------   -----------
        Current:
          Federal                                         $ 2,485,920   $ 2,655,933   $ 3,266,645
          State                                               792,986       756,088       472,633
                                                          -----------   -----------   -----------
                                                            3,278,906     3,412,021     3,739,278
                                                          -----------   -----------   -----------
        Deferred:
          Federal                                            (250,675)      162,098      (151,017)
          State                                               (57,952)       23,716       116,462
                                                          -----------   -----------   -----------
                                                             (308,627)      185,814       (34,555)
                                                          -----------   -----------   -----------
        Total                                               2,970,279     3,597,835     3,704,723
        Allocated to discontinued operations               (1,700,403)     (852,244)      (46,676)
                                                          -----------   -----------   -----------
        Total provision from continuing operations        $ 4,670,682   $ 4,450,079   $ 3,751,399
                                                          ===========   ===========   ===========

    The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income due to the following for years ended December 31:

                                                             1999          1998          1997
                                                          -----------   -----------   -----------
    Computed "expected" tax expense                       $ 1,967,719   $ 3,021,374   $ 3,244,956
    Increase (decrease) in income taxes resulting from:
      Nondeductible expenses                                  377,919       150,210        82,051
      Nontaxable income                                        (1,061)      (23,874)         --
      State income taxes net of federal tax benefit           427,769       515,233       435,000
      Change in valuation allowance                            (2,094)      (17,479)      (19,224)
      Tax credits                                                --         (47,629)       (5,396)
      Adjustment to estimated income tax accrual              200,000          --            --
      All other                                                  --            --         (32,664)
                                                          -----------   -----------   -----------
                                                          $ 2,970,252   $ 3,597,835   $ 3,704,723
                                                          ===========   ===========   ===========

    Net deferred tax assets and liabilities consist of the following components as of December 31:

                                                             1999         1998
                                                          -----------  -----------
    Deferred tax assets:
      Accounts receivable allowance                       $   181,935  $   103,454
      Inventory allowances                                    861,637      547,446
      Accrued expenses                                        740,261      773,041
      Prepaid expenses                                         65,648         --
                                                          -----------  -----------
                                                            1,849,481    1,423,941
      Less valuation allowance                                   --          2,094
                                                          -----------  -----------
                                                            1,849,481    1,421,847
    Deferred tax liabilities:
      Property and equipment                               (5,840,654)  (5,721,647)
                                                          -----------  -----------
                                                          $(3,991,173) $(4,299,800)
                                                          ===========  ===========

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note L.     Income Taxes - Continued

     The components giving rise to the net deferred tax assets and liabilities described above have been included in the accompanying consolidated balance sheets at December 31:

                                                             1999         1998
                                                          -----------  -----------
    Current assets                                        $ 1,849,481  $ 1,421,847
    Noncurrent liabilities                                 (5,840,654)  (5,721,647)
                                                          -----------  -----------
                                                          $(3,991,173) $(4,299,800)
                                                          ===========  ===========


Note M.  Commitments and Contingencies

1.  Employment Agreements:

    The President and Chief Executive Officer, the Chief Operating Officer/Vice President Finance/Chief Financial Officer, and the Vice President Operations all have employment agreements which expire at various times from March 2003 to December 2010. In addition to a base salary and bonuses which may be paid at the discretion of the Board of Directors, the agreements provide for a termination payment ranging from one hundred percent of their base annual compensation to the minimum amount due under the employment contract if the officer had served their full term, in the event the officers' employment is terminated under various circumstances.

    The Company pays discretionary cash bonuses to its officers and employees. The Company did not pay bonuses for 1999, 1998 and 1997.

2.  Litigation

    The Company is being sued by a customer regarding a purchase of approximately $5 million in laminar-flow cleanroom-grade HEPA filters, with approximately $2.6 million of related accounts receivable currently uncollected. The customer contends that these filters were manufactured using a defective urethane sealant and seeks reimbursement for replacement costs and damages. The Company contends that the filters meet all the specifications of the customer, and are not, in fact, defective. We believe that in the event of an adverse decision, it is reasonably likely that we would be able to successfully assert liability by the manufacturer of the sealant, and we have filed a cross-complaint against the sealant manufacturer. We also believe that any losses due to these lawsuits are fully insured under both our general liability insurance policy and the general liability policy of the sealant manufacturer. For these reasons, we do not believe that the resolution of this matter will have a material adverse impact upon our financial condition or results of operations.

    From time to time, the Company is a party to various legal proceedings related to our normal business operations. Management of the Company does not believe that the ultimate outcome of this litigation will have a material impact on the Company's results of operations or financial condition.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note M. Commitments and Contingencies - Continued

    3.  Lease Commitments and Total Rental Expense

    Certain equipment and buildings are leased under agreements expiring between 2000 and 2004. The following is a schedule for the total rental commitments under these leases as of December 31, 1999

    Fiscal Years Ending
    -------------------
          2000                        $  2,012,281
          2001                           1,850,515
          2002                           1,505,735
          2003                           1,339,361
          2004                           1,350,570
                                    ---------------
                                      $  8,058,462
                                    ===============

    The total rental expense charged to operations was approximately $2,900,000, $2,000,000 and $2,300,000 for 1999, 1998 and 1997, respectively.

Note N. Employee Benefit Plans

    The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 ("Salary Savings Plan"). The Salary Savings Plan allows the eligible employees, as defined in the plan document, to defer up to 15 percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company's Board of Directors. The Company contributed approximately $195,000, $168,000 and $145,000 to the Salary Savings Plan and the 401(k) Plans for the years ended December 31, 1999, 1998 and 1997, respectively.

    The Company employee benefit program also includes health, accident, dental, life insurance and disability benefits. Substantially all the Company's subsidiaries have elected to self-insure the health and accident insurance at an individual maximum ranging from $30,000 to $90,000 per employee per claim year. A stop loss policy is maintained for subsidiaries that are self-insured, which covers 100 percent of liability over amounts ranging from $30,000 to $80,000 per occurrence per individual per plan year. The employer's portion of claims charged to operations totaled approximately $1,100,000, $1,160,000 and $650,000 for 1999, 1998 and 1997, respectively.

    During 1996, the Company adopted the Long Term Incentive Plan ("LTI Plan") to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 1,986,800 shares of Common Stock reserved for award under the LTI Plan. During 1999, 1998 and 1997, the Company awarded options to purchase 52,850, 316,850 and 95,600 shares of Common Stock under the LTI Plan, respectively (Note P).

    During 1996, the Company also adopted the 1996 Director Option Plan which provides for the grant of stock options to outside directors of the Company who were elected or appointed after February 1, 1996, and who were not existing directors on the effective date of the plan. Each such outside director who is serving as a director on January 1 of each calendar year will automatically be granted an option to acquire up to 5,000 shares of Common Stock on such date, assuming such outside director had been serving for at least six months prior to the date of grant. The Company has reserved 500,000 shares of its Common Stock for issuance under the 1996 Director Option Plan which expires in 2006. During 1999, 1998 and 1997, the Company awarded options to purchase 105,000, 115,000 and 5,000 shares, respectively, of Common Stock under the 1996 Director Option Plan (Note P).

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note O. Related Party Transactions and Balances

    At December 31, 1999 and 1998, the Company had notes receivable of $4,369,028 and $4,263,409, respectively, due from various directors, officers and employees with interest thereon varying between 6.31% and 8.75%, maturing at various dates to December 2010 and callable on demand by the Company (Note K).

Note P. Stock Options and Warrants

    During 1999, the Company granted options to purchase 52,850 shares of common stock under its LTI Plan at a weighted average exercise price of $3.76 per share. The Company also granted options in 1999 to purchase 105,000 shares under the Director Option Plan, at a weighted average exercise price of $2.57 per share. All options granted during 1999 were non-qualified fixed price options, and all 157,850 options were not exercisable at December 31, 1999.

    The following table summarizes the activity related to all Company stock options and warrants for 1999, 1998, and 1997:

                                                                                                        Weighted Average
                                             Shares                    Exercise Price               Exercise Price
                                   ---------------------------            per Share                   per Share
                                                    Stock     ----------------------------------------------------------
                                     Warrants      Options        Warrants         Options      Warrants      Options
                                   -------------------------------------------------------------------------------------
Outstanding at January 1, 1997           25,000     7,623,320      $ 9.63       $1.00 - 9.50     $    9.63    $  3.43
    Granted                             612,239       100,600   5.54 - 14.73     7.13 - 7.38          9.57       7.14
    Exercised                                 -      (425,000)       -           2.50 - 3.50         -           2.97
    Canceled or expired                       -        (6,000)       -              7.50             -           7.50
                                   -------------  ------------
Outstanding at December 31, 1997        637,239     7,292,920   5.54 - 14.73     1.00 - 9.50          9.57       3.51
    Granted                                   -       331,850          -         3.94 - 8.50         -           4.69
    Exercised                                 -      (611,000)         -         1.00 - 2.50         -           2.13
    Canceled or expired                       -       (83,400)         -         1.00 - 9.50         -           2.83
                                   -------------  ------------
Outstanding at December 31, 1998        637,239     6,930,370   5.54 - 14.73     1.00 - 9.50          9.57       3.70
    Granted                                   -       157,850          -         2.50 - 4.75         -           2.97
    Exercised                                 -             -           -               -          -              -
    Canceled or expired                 (25,000)      (82,520)      9.63         2.50 - 9.50          9.63       5.29
                                   -------------  ------------
Outstanding at December 31, 1999        612,239     7,005,700   5.54 - 14.73     1.00 - 9.50          9.57       3.66
                                   =============  ============
Exercisable at December 31, 1999        612,239     6,847,850   5.54 - 14.73     1.00 - 9.50          9.57       3.68
                                   =============  ============
Exercisable at December 31, 1998        637,239     6,753,520   5.54 - 14.73     1.00 - 9.50          9.57       3.69
                                   =============  ============
Exercisable at December 31, 1997         97,239     7,192,320   5.54 - 9.63      1.00 - 9.50          6.98       3.46
                                   =============  ============

    During 1999, the expiration date of options to purchase 2,000,000 shares at $2.50 per share was extended from February 2001 to February 2006, which resulted in a new measurement date under interpretations to APB Opinion No. 25.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note P. Stock Options and Warrants - Continued

    The warrants and options expire at various dates ranging from February 2000 to December 2008. A further summary of information related to fixed options outstanding at December 31, 1999 is as follows:

                                                      Weighted Average             Weighted Average
  Range of Exercise             Number             Remaining Contractual            Exercise Price
       Prices          Outstanding / Exercisable        Life (Years)           Outstanding / Exercisable
---------------------- -------------------------- -------------------------   ----------------------------
        $1.00            2,300,000 / 2,300,000              0.88                    $  1.00 / 1.00
    2.50 to 4.75         2,377,600 / 2,219,750              6.01                       2.67 / 2.65
    5.38 to 7.50         2,282,100 / 2,282,100              1.58                       7.33 / 7.33
    8.50 to 9.50            46,000 / 46,000                 1.96                       9.19 / 9.19

    As permitted under generally accepted accounting principles, grants under the LTI Plan and other grants of options are accounted for following APB Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for grants under the LTI Plan, since all options granted had an exercise price at or above the market price of the Company's common stock on the date of grant. Had compensation cost for the LTI Plan been determined based on the grant date fair values of awards using the Black-Scholes option pricing model (the method described in FASB Statement No. 123), reported net earnings and earnings per common share would have been reduced to the pro forma amounts shown below for the years ended December 31:

                                                             1999          1998          1997
                                                          -----------   -----------   -----------
    Net earnings:
      As reported                                         $ 2,817,134   $ 5,288,568   $ 5,839,265
      Pro forma                                           $ 1,136,155   $ 4,962,085   $ 5,766,265
    Basic earnings per share:
      As reported                                         $      0.11   $      0.21   $      0.32
      Pro forma                                           $      0.04   $      0.20   $      0.31
    Diluted earnings per share:
      As reported                                         $      0.11   $      0.20   $      0.27
      Pro forma                                           $      0.04   $      0.18   $      0.26

    Weighted average fair value per option of options
      Granted during the year                             $      1.53   $      1.40   $      2.11

    In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option pricing method prescribed in FASB Statement No. 123, with the following assumptions:
    Dividend rate of 0%; risk-free interest rates based upon the zero-coupon rate on the date of grant for the expected life of the option; and expected price volatility on the date of grant. Weighted average assumptions for options granted in 1999, 1998 and 1997 were as follows: Dividend rate of 0%; average risk-free interest rate of 5.66%, 5.18% and 6.11%, respectively; average expected lives of 5, 4.3 and 2.5 years, respectively; and average expected price volatility of 67%, 40% and 40%, respectively.

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note Q. Earnings per Share

    The following data show the amounts used in computing net earnings per common share from continuing operations. The following data also show the weighted average number of shares and dilutive potential common stock.

                                                                                                        Per Share
                                                                                                         Amounts
                                                                                                      ---------------
                                                               Numerator          Denominator          Net Earnings
                                                            ----------------    -----------------     ---------------
                                                                          Year Ended December 31, 1999
                                                            ---------------------------------------------------------
Basic earnings per share, earnings from continuing
  operations available to common stockholders                 $  5,502,925          25,344,433          $      0.22
                                                                                                      ===============
Effect of dilutive securities:
    Options                                                           -              1,159,996
    Contingent shares                                                 -                 21,000
                                                            ----------------    -----------------
Diluted earnings per share, earnings from continuing
  operations available to common stockholders plus
  assumed exercise of options and warrants and
  issuance of contingent shares                               $  5,502,925          26,525,429          $      0.21
                                                            ================    =================     ===============


                                                                          Year Ended December 31, 1998
                                                            ---------------------------------------------------------
Basic earnings per share, earnings from continuing
  operations available to common stockholders                 $  6,541,307          25,133,820          $      0.26
                                                                                                      ===============
Effect of dilutive securities:
    Options                                                           -              1,949,177
    Contingent shares                                                 -                 21,000
    Warrants                                                          -                  2,927
                                                            ----------------    -----------------
Diluted earnings per share, earnings from continuing
  operations available to common stockholders plus
  assumed exercise of options and warrants and issuance
  of contingent shares                                        $  6,541,307          27,106,924          $      0.24
                                                            ================    =================     ===============


                                                                          Year Ended December 31, 1997
                                                            ---------------------------------------------------------
Basic earnings per share, earnings from continuing
  operations available to common stockholders                 $  6,098,287          18,508,763          $      0.33
                                                                                                      ===============
Effect of dilutive securities:
    Options                                                           -              2,737,642
    Contingent shares                                                 -                752,187
    Convertible debt                                               163,956             470,250
    Warrants                                                          -                  8,342
                                                            ----------------    -----------------
Diluted earnings per share, earnings from continuing
  operations available to common stockholders plus
  assumed exercise of options and warrants, conversion
  of debt and issuance of contingent shares                   $  6,262,243          22,477,184          $      0.28
                                                            ================    =================     ===============

                      FLANDERS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note R. Quarterly Financial Data (Unaudited)

                                                            Quarters Ended
                                       ---------------------------------------------------------
                                        March 31,       June 30,     September 30,  December 31,
                                           1999           1999           1999           1999
                                       ------------   ------------   ------------   ------------
Net sales                              $37,629,851    $44,706,108    $48,658,081    $40,398,241
Gross profit                             9,860,706     12,191,179     13,734,386      8,188,257
Operating income (loss)
  from continuing operations             2,479,216      3,856,610      4,280,124       (443,626)
Earnings (loss) from
  continuing operations                $ 1,249,208    $ 2,008,580    $ 2,257,560    $   (12,423)
                                       ============   ============   ============   ============
Earnings (loss) from continuing
  operations per share:
    Basic                              $      0.05    $      0.08    $      0.09    $      --
    Diluted                                   0.05           0.08           0.09           --
Common stock prices:
    High                               $    5 1/8     $   3 13/16    $     3 3/8    $     3 1/8
    Low                                     2 9/16        2 1/2            2 3/8          2 1/4


                                        March 31,       June 30,     September 30,  December 31,
                                           1999           1999           1999           1999
                                       ------------   ------------   ------------   ------------
Net sales                              $30,213,699    $38,771,247    $48,486,595    $ 37,293,263
Gross profit                             7,479,158      9,106,988     12,569,942       8,503,739
Operating income from
  continuing operations                  1,929,177      3,461,093      3,780,532         380,653
Earnings (loss) from
  continuing operations                $ 1,359,001    $ 2,404,309    $ 2,190,490    $   (665,232)
                                       ===========    ===========    ===========    ============
Earnings (loss) from continuing
  operations per share:
    Basic                              $      0.05    $      0.08    $      0.09    $      (0.02)
    Diluted                                   0.05           0.08           0.09           (0.02)
Common stock prices:
    High                               $    8 1/2           6        $     5 1/2    $    4 3/16
    Low                              5 9/16                 4 1/2          3 1/2         2 15/16

                              FLANDERS CORPORATION
                          FINANCIAL STATEMENT SCHEDULES

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                          ON THE SUPPLEMENTAL SCHEDULE

Board of Directors
Flanders Corporation

Our audit was made for the  purpose  of  forming  an  opinion  on the 1999 basic consolidated financial statements taken as a whole. The consolidated Supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our 1999 audit of the basic consolidated financial statements and, in our opinion, the 1999 information is fairly stated in all material respects in relation to the 1999 basic consolidated financial statements taken as a whole.


/s/  Grant Thornton LLP

Salt Lake City, Utah
March 8, 2000

            INDEPENDENT AUDITOR'S REPORT ON THE SUPPLEMENTAL SCHEDULE



To the Board of Directors
Flanders Corporation
Washington, North Carolina


Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated Supplemental Schedule II for the years ended December 31, 1998 and 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.



/s/  McGladrey & Pullen, LLP

New Bern, North Carolina
March 12, 1999

                      FLANDERS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  Years Ended December 31, 1999, 1998 and 1997

                                                                  Additions
                                                            ----------------------
                                                 Balance at Charged to  Charged to                         Balance
                                                 Beginning   Cost and     Other                            at End
                                                 of Period   Expense     Accounts      Deductions         of Period
                                                 ---------   --------    --------      ----------         ---------
For the year ended December 31, 1999
  Allowance for doubtful accounts                $551,725    $ 39,620    $  --         $(104,024)(1)       $487,321
  Allowance for inventory value                    94,414      93,586       --              --              188,000
  Valuation allowance for deferred tax assets       2,094        --         --            (2,094)(2)           --
                                                 --------    --------    -------       ---------           --------
        Total                                    $648,223    $133,206    $  --         $(106,118)          $675,321
                                                 ========    ========    =======       =========           ========
For the year ended December 31, 1998
  Allowance for doubtful accounts                $380,566    $148,168     60,000       $ (37,009)(1)       $551,725
  Allowance for inventory value                    62,000      32,414       --              --               94,414
  Valuation allowance for deferred tax assets      19,573        --         --           (17,479)(2)          2,094
                                                 --------    --------    -------       ---------           --------
        Total                                    $462,139    $180,582    $60,000       $ (54,488)          $648,233
                                                 ========    ========    =======       =========           ========

For the year ended December 31, 1997
  Allowance for doubtful accounts                $346,480    $ 80,245    $25,000(3)    $ (71,159)(1)(2)    $380,566
  Allowance for inventory value                    45,000      17,000       --              --               62,000
  Valuation allowance for deferred tax assets      38,797        --         --         $ (19,224)(2)         19,573
                                                 --------    --------    -------       ---------           --------
        Total                                    $430,277    $ 97,245    $25,000       $ (90,383)          $462,139
                                                 ========    ========    =======       =========           ========

-----------------------------
(1)  Uncollected receivables written-off, net of recoveries.
(2)  Reduction in allowance.
(3)  Increase due to acquisition of subsidiary.