Form 10-Q
period 2000-03-31
FLANDERS CORP
filed 2000-05-15
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000
                           Commission File No. 0-27958

                              FLANDERS CORPORATION
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                         13-3368271
--------------------------------                        ------------------------
(State or other jurisdiction of                         (IRS Employer ID Number)
 incorporation or organization.)

2399 26th Avenue North, St. Petersburg, Florida                   33734
-----------------------------------------------                 ----------
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

       25,443,103 shares common stock, par value $.001, as of May 11, 2000
                                (Title of Class)

                              FLANDERS CORPORATION
                                    FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2000

PART I - FINANCIAL INFORMATION                                              Page

  Item 1 -

    Financial Statements

      Consolidated Condensed Balance Sheets for March 31, 2000
        (unaudited) and December 31, 1999                                     3

      Consolidated Condensed Statements of Earnings (unaudited)
        for the three months ended March 31, 2000 and 1999                    4

      Consolidated Condensed Statements of Shareholders' Equity
        for the three months ended March 31, 2000 (unaudited) and
        the year ended December 31, 1999                                      5

      Consolidated Condensed Statements of Cash Flows (unaudited)
        for the three months ended March 31, 2000 and 1999                    6

      Notes to Consolidated Condensed Financial Statements                    7

  Item 2 -

    Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                  10

  Item 3 -

      Quantitative and Qualitative Disclosures About Market Risk             17

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                 18

  Item 2 - Changes in Securities and Use of Proceeds                         18

  Item 3 - Defaults Upon Senior Securities                                   18

  Item 4 - Submission of Matters to a Vote of Security Holders               18

  Item 5 - Other Information                                                 18

  Item 6 - Exhibits and Reports on Form 8-K                                  18

SIGNATURES                                                                   21

                         Part I - Financial Information

Item 1.       Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            March 31,    December 31,
ASSETS                                                        2000           1999
-----------------------------------------------------     ------------   ------------
                                                          (unaudited)
Current assets
  Cash and cash equivalents                               $  4,209,193   $    824,220
  Receivables:
     Trade, net of allowance for doubtful accounts of
       $487,419 at 3/31/00 and $487,321 at 12/31/99         30,531,404     29,023,225
     Other                                                     973,989      1,415,794
  Inventories (Note B)                                      31,947,103     25,901,700
  Deferred taxes                                             1,849,481      1,849,481
  Other current assets                                       2,176,445      1,959,725
  Net assets of discontinued operations                      4,718,379      5,217,737
                                                          ------------   ------------
         Total current assets                               76,405,994     66,191,882
                                                          ------------   ------------
Related party receivables                                    4,754,671      4,369,028
Other assets                                                 4,342,986      4,113,491
Intangible assets, net of accumulated amortization of
  $2,214,416 at 3/31/00 and $1,948,073 at 12/31/99          29,829,527     30,022,487
Property and equipment, net of accumulated depreciation
  of $20,371,806 at 3/31/00 and $18,839,580 at 12/31/99     66,901,163     65,253,828
                                                          ------------   ------------
                                                          $182,234,341   $169,950,716
                                                          ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------     ------------   ------------
Current liabilities
  Current maturities of long-term debt                    $  1,223,606   $  1,115,184
  Accounts payable                                          20,489,714     15,760,022
  Accrued expenses and other current liabilities             4,456,069      3,895,274
                                                          ------------   ------------
         Total current liabilities                          26,169,389     20,770,480
                                                          ------------   ------------
Long-term debt, less current maturities                     36,597,682     31,212,985
Deferred income taxes                                        5,840,584      5,840,654
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 10,000,000
    shares authorized; none issued
  Common stock, $.001 par value; 50,000,000
    shares authorized; issued and
    outstanding: 25,435,583 shares                              25,436         25,436
  Additional paid-in capital                                91,798,188     91,798,188
  Notes receivable                                          (2,062,835)    (2,014,094)
  Retained earnings                                         23,865,897     22,317,067
                                                          ------------   ------------
         Total stockholders' equity                        113,626,686    112,126,597
                                                          ------------   ------------
                                                          $182,234,341   $169,950,716
                                                          ============   ============

            See Notes to Consolidated Condensed Financial Statements.

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(Unaudited)

                                                       Three Months ended
                                                             March 31,
                                                   ------------    ------------
                                                       2000            1999
                                                   ------------    ------------
Net sales                                          $ 44,099,274    $ 37,629,851
Cost of goods sold                                   31,349,813      27,769,145
                                                   ------------    ------------
    Gross profit                                     12,749,461       9,860,706
Operating expenses                                    9,301,775       7,363,490
                                                   ------------    ------------
    Operating income from continuing operations       3,447,686       2,497,216
Nonoperating expense from continuing operations        (129,311)        (94,663)
                                                   ------------    ------------
    Earnings from continuing operations before
      income taxes                                    3,318,375       2,402,553
Provision for income taxes                            1,417,350         996,795
                                                   ------------    ------------
    Earnings from continuing operations               1,901,025       1,405,758
Loss from operations of discontinued operations,
  net of tax benefit of $220,170 in 2000 and
  $111,007 in 1999, respectively                       (352,195)       (156,550)
                                                   ------------    ------------
    Net earnings                                   $  1,548,830    $  1,249,208
                                                   ============    ============
Earnings per share from continuing operations
  Basic                                            $       0.08    $       0.06
                                                   ============    ============
  Diluted                                          $       0.07    $       0.05
                                                   ============    ============
Loss per share from discontinued operations
  Basic                                            $      (0.01)   $      (0.01)
                                                   ============    ============
  Diluted                                          $      (0.01)   $      (0.01)
                                                   ============    ============
Net earnings per share
  Basic                                            $       0.06    $       0.05
                                                   ============    ============
  Diluted                                          $       0.06    $       0.05
                                                   ============    ============
Weighted average common and common equivalent
  shares outstanding:
  Basic                                              25,278,583      25,214,440
                                                   ============    ============
  Diluted                                            26,607,945      26,726,687
                                                   ============    ============


            See Notes to Consolidated Condensed Financial Statements.

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)

                                                          Additional
                                              Common       Paid-In           Notes         Retained
                                              Stock        Capital        Receivable       Earnings
                                            ---------    ------------    ------------    ------------
Balance, January 1, 1999                    $  25,624    $ 91,837,257    $ (1,760,000)   $ 19,499,933
  Issuance of 94,544 shares of common
    stock related to certain acquisitions          95             (95)           --              --
  Interest on notes receivable secured by
    common shares                                --              --          (254,094)           --
  Issuance and release from escrow of
    245,899 shares of common stock
    related to certain acquisitions              --           988,028            --              --
  Purchase and retirement of 283,300
    shares of common stock                       (283)     (1,027,002)           --              --
  Net earnings                                   --              --              --         2,817,134
                                            ---------    ------------    ------------    ------------
Balance, December 31, 1999                     25,436      91,798,188      (2,014,094)     22,317,067
  Interest on notes receivable secured
    by common shares                             --              --           (48,741)           --
  Net earnings                                   --              --              --         1,548,830
                                            ---------    ------------    ------------    ------------
Balance, March 31, 2000                     $  25,436    $ 91,798,188    $ (2,062,835)   $ 23,865,897
                                            =========    ============    ============    ============

            See Notes to Consolidated Condensed Financial Statements.

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                           2000            1999
                                                       ------------    ------------
      Net cash provided by continuing operations       $  1,994,272    $    973,201
      Net cash used in discontinued operations             (572,365)       (713,959)
                                                       ------------    ------------
          Net cash provided by operating activities       1,421,907         259,242
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                                  (3,166,143)       (718,486)
  Net disbursements on notes receivable                     (94,493)           --
  Net decrease (increase) in other assets                  (195,290)           --
                                                       ------------    ------------
      Net cash used in investing activities
        of continuing operations                         (3,455,926)       (718,486)
      Net cash used in investing activities
        of discontinued operations                          (43,085)        (40,895)
                                                       ------------    ------------
          Net cash used in investing activities          (3,499,011)       (759,381)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of bonds                         3,897,694            --
  Net proceeds from revolving credit agreement            1,958,299            --
  Net principal payments on long-term borrowings           (362,873)     (1,065,497)
                                                       ------------    ------------
      Net cash used in financing activities
        of continuing operations                          5,493,120      (1,065,497)

      Net cash used in financing activities
        of discontinued operations                          (31,043)       (771,268)
                                                       ------------    ------------
           Net cash provided provided by
             (used in) financing activities               5,462,077      (1,836,765)
                                                       ------------    ------------
Net increase (decrease) in cash and cash equivalents      3,384,973      (2,336,904)

CASH AND CASH EQUIVALENTS
  Beginning of period                                       824,220      13,672,685
                                                       ------------    ------------
  End of period                                        $  4,209,193    $ 11,335,781
                                                       ============    ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the period for:
       Income taxes                                    $    421,654    $    824,448
                                                       ============    ============
       Interest                                        $    428,610    $    294,504
                                                       ============    ============

            See Notes to Consolidated Condensed Financial Statements.

                      FLANDERS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A.       Nature of Business and Interim Financial Statements

Nature of business:

We design, manufacture and market a broad range of air filtration products, including:

    o   High  Efficiency   Particulate  Air  (HEPA)  filters  (at  least  99.97%
        efficient) in various grades, for use in critical applications.

    o Absolute Isolation Barriers which are customized stand-alone units, typically manufactured of stainless steel, used in various industries which require absolute control over contaminants.

    o Industrial mid-range specialty filters used in a wide variety of industries, including paint facilities, automobile factories, chemical treatment plants, mushroom farms, coal mines, oil refineries and power plants.

    o Carbon filters, both in bonded panels and activated charcoal beds, used to remove gaseous contaminants, odors and toxic chemical vapors in various commercial and industrial applications.

    o Commercial and industrial filters for use in office and general manufacturing environments.

    o   Residential heating and air conditioning filters.

    o Specialized air filter housings, for use in multi-stage filtration applications.

    o Other related products, including electrostatic dust precipitators, tubing insulation, ductwork and equipment cleaning chemicals, custom air handlers and specialized filter housings.

We also design and manufacture much of our own production equipment to allow for highly automated manufacturing of these products. Furthermore, we produce glass-based filter media for many of our products to maintain control over the quality and composition of such media.

Interim financial statements:

The interim consolidated financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1999. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three months ended March 31, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

Earnings per common share:

We have adopted FASB Statement No. 128 which requires the presentation of earnings per share by all entities that have outstanding common stock or potential common stock, such as options, warrants and convertible securities, that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed by dividing net earnings (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

                      FLANDERS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note B.       Inventories

Our inventories consist of the following at March 31, 2000 and December 31, 1999:

                                              3/31/00      12/31/99
                                            -----------   -----------
Finished goods                              $16,122,185   $12,041,722
Work in progress                              2,363,213     1,665,953
Raw materials                                13,640,304    12,382,025
                                            -----------   -----------
                                             32,125,702    26,089,700
Less allowance for obsolete raw materials       178,599       188,000
                                            -----------   -----------
                                            $31,947,103   $25,901,700
                                            ===========   ===========

Note C.       Stock Options and Warrants

The following table summarizes the activity related to our stock options and warrants for the three months ended March 31, 2000 and the year ended December 31, 1999:

                                                                       Exercise Price           Exercise Price
                                                                          per Share                per Share
                                                     Stock     -----------------------------   ----------------
                                      Warrants      Options       Warrants        Options      Warrants Options
                                    -----------  -----------   --------------  -------------   -------- -------
Outstanding at January 1, 1999        637,239     6,930,370    $5.54 - 14.73   $ 1.00 - 9.50   $ 9.57   $ 3.70
  Granted                                --         157,850             --       2.50 - 4.75     --       2.97
  Exercised                              --            --                                        --       --
  Canceled or expired                 (25,000)      (82,520)            9.63     2.50 - 9.50     9.63     5.29
                                    ------------------------
Outstanding at December 31, 1999      612,239     7,005,700     5.54 - 14.73     1.00 - 9.50     9.57     3.66
  Granted                                --            --               --              --       --       --
  Exercised                              --            --               --              --       --       --
  Canceled or expired                 (10,256)         --               8.13            --       8.13     --
                                    ------------------------
Outstanding at March 31, 2000         601,983     7,005,700    $5.54 - 14.73    $1.00 - 9.50   $ 9.57   $ 3.66
                                    ========================
Exercisable at March 31, 2000         601,983     6,852,850    $5.54 - 14.73    $1.00 - 9.50   $ 9.57   $ 3.68
                                    ========================

The options and warrants expire at various dates ranging from September 2000 through December 2008.

Note D.       Changes in Debt Agreements

On February 9, 2000, we completed the extension of our $45,000,000 revolving line of credit facility with a bank. Outstanding balances on the credit line bear interest at the option of the Company, at either (a) the "prime" rate of interest publicly announced by the bank, which was 9.0% at March 31, 2000, or
(b) the "LIBOR" rate as reported by the Wall Street Journal, which was 6.97% at March 31, 2000, plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth. As of March 31, 2000, the Company had used $13,328,000 of the revolving credit facility. Unless this line of credit is renewed, it will expire in June 2002.

As of March 1, 2000, we entered into a Loan Agreement and issued a Note to a regional development authority and such authority issued Industrial Development Revenue Bonds for an aggregate of $4,000,000, to be used in the construction of a glass recycling facility in Johnston County, North Carolina. This new facility is expected to be completed by the end of the third quarter of 2000. The Note extends for a term of fifteen years and bears interest at a variable rate determined by the remarketing agent of the Bonds on a weekly basis equal to the minimum rate necessary to sell such Bonds at their par value which, as of March 31, 2000, was 5.6% per annum. The Bonds are collateralized by a $4,000,000 letter of credit which expires in June 2002.

                      FLANDERS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note E.       Litigation

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 2000. See "Item 3 - Legal Proceedings" in the Company's annual report on Form 10-K for the year ended December 31, 1999. From time to time, we are a party to various legal proceedings incidental to our business. In the opinion of management, none of these proceedings is material to the conduct of our business, operations or financial condition.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented in "Item 1 - Financial Statements." The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors, including those discussed below under "Factors That May Affect Future Results" could cause actual results to differ materially from those contained in the forward-looking statements below.

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

Results of Operations for Three Months Ended March 31, 2000
Compared to March 31, 1999

The following table summarizes our results of operations as a percentage of net sales for the three months ended March 31, 2000 and 1999.

                                               Three Months Ended
                                                     March 31,
                                       -------------------------------------
                                             2000                1999
                                       ----------------    -----------------
                                                 (000's omitted)
Net sales                              $ 44,099  100.0%    $ 37,630   100.0%
Gross profit                             12,749   28.9        9,861    26.2
Operating expenses                        9,302   21.1        7,363    19.6
Operating income from continuing
  operations                              3,448    7.8        2,497     6.6
Earnings from continuing operations
  before income taxes                     3,318    7.5        2,403     6.4
Provision for income taxes                1,417    3.2          997     2.6
Earnings from continuing operations       1,901    4.3        1,406     3.7
Loss from discontinued operations          (352)  (0.8)        (157)   (0.4)
Net earnings                           $  1,549    3.5     $  1,249     3.3

Net sales: Net sales for the first quarter of 2000 increased by $6,469,000, or 17.2%, to $44,099,000 from $37,630,000 for the first quarter of 1999. This increase came primarily through the expansion of our core business. We believe the additional growth is primarily due to the capture of additional market share from our competitors and general expansion of the air filtration market.

Gross Profit: Gross profit for the first quarter of 2000 increased by $2,888,000, or 29.3%, to $12,749,000, which represented 28.9% of net sales, from
$9,861,000, which represented 26.2% of net sales, for the first quarter of 1999. This increase in gross margin percentage was primarily due to:

    o Higher margins on sales made through our direct sales offices, which began to make significant contributions to sales of our products for the first time during the last half of 1999;
    o   Margin improvement from our ongoing automation projects;

    o Operational efficiencies at our newest facilities in Nevada, Illinois and North Carolina, which are gradually increasing over time and should increase to the levels experienced historically at other plants during the next twelve to eighteen months; and
    o Internally produced spun-glass media for our residential and commercial flat-panel furnace and air conditioning filters began in significant quantities during the fourth quarter of 1999, providing an estimated savings of approximately $100,000 during the first quarter of 2000 when compared to prices paid for media during the first quarter of 1999.

Operating expenses: Operating expenses for the first quarter of 2000 increased by $1,939,000, or 26.3%, to $9,302,000, representing 21.1% of net sales, from
$7,363,000, representing 19.6% of net sales, for the first quarter of 1999. This increase is primarily due to the increased number of direct sales offices which were established during 1999, which offset the increase in gross profit margin attributable to direct office operations. Other factors affecting operating expenses included, the increase in centralized administration expenses before cutbacks at outlying subsidiaries can be fully implemented, increased outbound freight expenses related to increased sales and higher fuel costs, and increased sales commission expenses associated with increased sales.

Loss from discontinued operations: In December 1999, we adopted a formal plan to close Airseal West, a wholly-owned subsidiary, and sell its various assets and product lines to unrelated third parties. All dispositions of assets are expected to be completed before December 31, 2000. The assets to be sold consist primarily of accounts receivable, inventories, manufacturing equipment, designs and other intellectual properties. Operating losses from Airseal West were approximately $352,000 and $157,000, net of income tax benefit, for the first quarter of 2000 and 1999, respectively.

Provision for income taxes: Our income tax provision for the first quarter of 2000 increased $420,000, or 42.1%, to $1,417,000, from $997,000 for the first quarter of 1999, which represented 42.7% and 41.5% of earnings from continuing operations before income taxes, respectively. Our tax provision increased because of larger amounts of nondeductible expenses, primarily amortization of goodwill. Our estimated future blended state and federal tax rate, excluding the effect of nondeductible expenses consisting primarily of amortization of goodwill of approximately $900,000 per year, is approximately 40%.

Net earnings: Net earnings for the first quarter of 2000 increased by $300,000, or 24.0%, to $1,549,000, or $0.06 per share, from $1,249,000, or $0.05 per share for the first quarter of 1999.

Effects of Inflation

Our business and operations have not been materially affected by inflation during the periods for which financial information is presented.

Liquidity and Capital Resources

Our working capital was $50,237,000 at March 31, 2000, compared to $45,421,000 at December 31, 1999. This includes cash and cash equivalents of $4,209,000 at March 31, 2000, and $824,000 at December 31, 1999.

Our trade receivables increased $1,508,000, or 5.2%, to $30,531,000 at March 31, 2000, from $29,023,000 at December 31, 1999. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 63.7 days at March 31, 2000, compared to 66.1 days at December 31, 1999. These ratios for days sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.

Our continuing operations generated $1,994,000 of cash during the first quarter of 2000, compared to $973,000 generated in the first quarter of 1999. Primarily, this difference in operating cash flows was due to differences in the amount of change experienced in various asset and liability accounts, with the largest impact coming from inventories and accounts payable. Our inventories increased $6,045,000, or 23.3%, to $31,947,000 at March 31, 2000, from $25,902,000 at
December 31, 1999. Our accounts payable also increased $4,730,000, or 28.2%, to $20,490,000 at March 31, 2000, from $15,760,000 at December 31, 1999, helping to mitigate  the  impact  of  the
increase in inventories on our cash flows. Historically, our business is seasonal, with our second and third quartershaving higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first quarter and first part of the second quarter. Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. We anticipate that current excess inventory will be sold during our busy season and will return to historical norms by the end of the third quarter of 2000. In general, we expect operations to consume cash, or generate substantially less cash than earnings before taxes, depreciation and amortization, during our first and second quarters because of increases in inventory and trade accounts receivable. Our financing activities generated $5,493,000 of cash during the first quarter of 2000. Our investing activities consumed $3,456,000 of cash, primarily used to purchase fixed assets.

On February 9, 2000, we completed the extension of our $45,000,000 revolving line of credit facility with SunTrust Bank, N.A. Outstanding balances on the credit line bear interest at the option of the Company, at either (a) the "prime" rate of interest publicly announced by SunTrust Bank, which was 9.0% at March 31, 2000, or (b) the "LIBOR" rate as reported by the Wall Street Journal, which was 6.97% at March 31, 2000, plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth. As of March 31, 2000, the Company had used $13,328,000 of the revolving credit facility, leaving approximately $31.6 million available for future borrowings. Unless this line of credit is renewed, it will expire in June 2002.

As of March 1, 2000, we entered into a Loan Agreement and issued a Note to the Johnston County Industrial Facilities and Pollution Control Financing Authority and such authority issued Industrial Development Revenue Bonds for an aggregate of $4,000,000, to be used in the construction of a glass recycling facility in Johnston County, North Carolina. This new facility is expected to be completed by the end of the third quarter of 2000. The Note has a term of 15 years and bears interest at a variable rate determined by the remarketing agent of the Bonds on a weekly basis equal to the minimum rate necessary to sell such Bonds at their par value which, as of March 31, 2000, was 5.6% per annum. The Bonds are collateralized by a $4,000,000 letter of credit which expires in June 2002.

Continued   expansion  of  our  business  may  require  a  substantial   capital
investment. Although we have been able to arrange debt facilities or equity financing to date, there can be no assurance that sufficient debt financing or equity will continue to be available to us in the future, or that it will be available on acceptable terms. Failure to obtain sufficient capital could materially adversely impact our growth strategy.

In 1998, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. As of May 11, 2000, the Company had repurchased 1,014,650 shares of its common stock under this authorization; thus, as of this date, up to an additional 985,350 shares are available for repurchase. These shares may be acquired in the open market or through negotiated transactions. These repurchases may be made from time to time, depending on market conditions, share price and other factors. These repurchases are to be used primarily to satisfy the Company's obligations under its stock option and purchase plans or any other authorized incentive plans, or for issuance pursuant to future equity financing by the Company.

Outlook

During the first quarter of 2000, we continued to see improvements in efficiency in our recently established manufacturing facilities. We expect this process to continue for the next eighteen months, until the new plants reach our goals for material utilization, labor productivity and throughput. Critical to this process, however, will be our success in obtaining additional sales to more fully utilize the production capacity we have put into place.

We believe the semiconductor industry has been experiencing a cyclical slowdown in capital spending for new facilities, and thus on spending for cleanroom filtration products, since the first quarter of 1997. While we expect capital spending for new semiconductor facilities to increase in the future, this was not a significant factor in our overall business during the first quarter of 2000. However, during the first quarter, we observed definite signs that the semiconductor industry will require additional capacity in the near future, including price increases in commodity DRAM markets and several new facility announcements, and we expect sales for products used in semiconductor plants to increase through the rest of 2000.

We have collected data that indicates that residential filter users replace their filters, on average, approximately once per year. Manufacturers of residential furnace and air conditioning systems recommend that these filters be changed every month. A minor trend toward increased maintenance of these residential heating and cooling systems could have a positive impact on our business.

We believe public awareness of issues surrounding indoor air quality has been increasing during the past five years, and that this trend will continue for the next several years. We also believe there is an increase in public concern regarding the effects of indoor air quality on employee productivity, as well as an increase in interest by standards-making bodies in creating specifications and techniques for detecting, defining and solving indoor air quality problems. We further believe there will be an increase in interest in our Absolute Isolation Barriers in the future because these products may be used in both semiconductor and pharmaceutical manufacturing plants to prevent cross-contamination between different lots and different processes being performed at the same facility. These products also increase production yields in many applications.

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

Currently, the largest domestic market for air filtration products is for mid-range ASHRAE-rated products and HVAC systems, typically used in commercial and industrial buildings. To date, our penetration of this market has been relatively small. We believe our ability to offer a "one stop" supply of air filtration products to HVAC distributors and wholesalers, coupled with our newly developed product catalog and national distributor strategy, may increase our share of this market. We also believe that our recently developed electrostatic filters, electronic filtration units and environmental tobacco smoke systems will enable us to expand sales to these customers. We also intend our new products to serve as high profile specialty items with new distributors and manufacturers' representatives, who can then be motivated to carry our complete product line.

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

We Must Develop, Produce and Sell New Products That Keep Up With Rapid Technological Change to Maintain Approximately 20% of Our Revenues and Maintain Value of Our Inventory and Other Assets

As of March 31, 2000, approximately 20% of our revenues resulted from sales of high-end filtration products that are especially vulnerable to new technology development. Our ability to remain competitive in this area will depend in part upon our ability to:

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

Management Controls a Significant Percentage of Our Stock

As of March 31, 2000,  our directors and executive  officers  beneficially  held approximately 41.9% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

If we issue the following securities, such securities may dilute the value of the securities that our existing stockholders now hold.

We have granted warrants to purchase of total of 601,983 of our shares of common stock to various parties with exercise prices ranging from $5.54 to $14.73 per share. All of the warrants are currently exercisable. As a result, if the warrant holders exercise these warrants, we will issue shares of stock that will generally be available for sale in the public market.

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

Our Business Can be Significantly Affected by Environmental Laws

The constantly changing body of environmental laws and regulations may significantly influence our business and products. Changes in clean air regulations may cause currently unanticipated fluctuations in demand, both in terms of quantity and product mix, which could have a negative effect on our ability to meet shipping deadlines and which could shorten the life cycles of certain of our air filtration products in the marketplace. These laws and regulations require that certain environmental standards be met and impose liability for the failure to comply with such standards. While we endeavor at each of our facilities to assure compliance with environmental laws and regulations, we cannot be certain that our operations or activities, or historical operations by others at our locations, will not result in civil or criminal enforcement actions or private actions that could have a materially adverse effect on our business. We have, in the past, and may, in the future, purchase or lease properties with unresolved potential violations of federal or state environmental regulations. In these transactions, we have been successful in obtaining sufficient indemnification and mitigating the impact of the issues without recognizing significant expenses associated with litigation and cleanup. However, purchasing or leasing these properties requires us to weigh the cost of resolving these issues and the likelihood of litigation against the potential economic and business benefits of the transaction. If we fail to correctly identify, resolve and obtain indemnification against these risks, they could have a material adverse impact on our financial position.

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

The fair value of our total debt at March 31, 2000 was approximately $37,821,000. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in our estimated weighted average borrowing rate at March 31, 2000. Although most of the interest on our debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to our total debt for such a hypothetical change.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended March 31, 2000. From time to time, we are a party to various legal proceedings incidental to our business. In the opinion of management, none of these proceedings is material to the conduct of our business, operations or financial condition.

Item 2. Changes in Securities and Use of Proceeds - None.

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

        10.1 Indemnification Agreement between Flanders Corporation, Steven K. Clark, Robert Amerson and Thomas Allan, filed with the Form 10-K dated December 31, 1995, and incorporated herein by reference.

        10.2 Stock Purchase Agreement between Flanders Corporation and the Shareholders of Eco-Air Products, Inc. dated May 7, 1998, filed with the Form 8-K dated June 30, 1998, and incorporated herein by reference.

        10.3 Amendment dated May 20, 1998 to Stock Purchase Agreement by and between the Registrant and the Shareholders of Eco-Air Products, Inc. dated May 7, 1998, filed with the Form 8-K dated June 30, 1998, and incorporated herein by reference.

        10.4 Promissory Note from Precisionaire, Inc. to SunTrust Bank, Tampa Bay, in the amount of $2,134,524 dated August 28, 1997, filed with the Form S-1 dated September 15, 1997 (Reg No. 333-33635), and incorporated herein by reference.

        10.5 Assumption Agreement between POF Realty, Precisionaire, Inc., Polk County Industrial Development Authority and SunTrust Bank, dated August 1, 1997, filed with the Form S-1 dated September 15, 1997 (Reg No. 333-33635), and incorporated herein by reference.

        10.6 Mortgage Deed and Security Agreement between Precisionaire, Inc. and Sun Trust Bank, Tampa Bay dated August 28, 1997, filed with the Form S-1 dated September 15, 1997 (Reg No. 333-33635), and incorporated herein by reference.

        10.7 Credit Agreement between Flanders Corporation, SunTrust Bank, Tampa Bay and Zions First National Bank, dated November 10, 1997, filed with the Form 10-K dated December 31, 1997, and incorporated herein by reference.

        10.8 Loan Agreement between Will-Kankakee Regional Development Authority and Flanders Corporation dated December 15, 1997, filed with the Form 10-K dated December 31, 1997, and incorporated herein by reference.

        10.9 Letter of Credit Agreement between Flanders Corporation and SunTrust Bank, Tampa Bay, dated April 1, 1998, filed with the Form 10-Q dated March 31, 1998, and incorporated herein by reference.

        10.10 Credit Agreement between Flanders Corporation, SunTrust Equitable Securities Corporation and SunTrust Bank, dated February 9, 2000, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

        10.11 Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated April 1, 1998, filed with the Form 10-Q dated March 31, 1998, and incorporated herein by reference.

        10.12 Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated March 1, 2000, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

        10.13 Flanders Corporation 1996 Director Option Plan, filed with the Form 10-K dated December 31, 1995, and incorporated herein by reference.

        10.14 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the Form 10-K dated December 31, 1995, and incorporated herein by reference.

        10.15 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the Form S-1 dated October 21, 1996 (Reg. No. 333-14655), and incorporated herein by reference.

        10.16 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the Form 10-K dated December 31, 1997, and incorporated herein by reference.

        10.17 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with Form 10-K dated December 31, 1999, and incorporated herein by reference.

        10.18 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Robert R. Amerson, filed with the Form 10-K dated December 31, 1995, and incorporated herein by reference.

        10.19 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with the Form S-1 dated October 21, 1996 (Reg. No. 333-14655), and incorporated herein by reference.

        10.20 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with the Form 10-K dated December 31, 1997, and incorporated herein by reference.

        10.21 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with Form 10-K dated December 31, 1999, and incorporated herein by reference.

        10.22 Stock Option Agreement between Elite Acquisitions, Inc. and Robert
              R. Amerson, filed with the Form 10-K dated December 31, 1995, and incorporated herein by reference.

        10.23 Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated February 22, 1996, filed with the Form S-8 dated July 21, 1997, and incorporated herein by reference.

        10.24 Amendment to Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

        10.25 Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated June 3, 1996, filed with the Form S-8 dated July 21, 1997, and incorporated herein by reference.

        10.26 Stock Option Agreement between Elite Acquisitions, Inc., and Steven K. Clark, filed with the Form 10-K dated December 31, 1995, and incorporated herein by reference.

        10.27 Stock Option Agreement between Flanders Corporation and Steven K. Clark dated February 22, 1996, filed with the Form S-8 dated July 21, 1997, and incorporated herein by reference.

        10.28 Amendment to Stock Option Agreement between Flanders Corporation and Steven K. Clark dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

        10.29 Stock Option Agreement between Flanders Corporation and Steven K. Clark dated June 3, 1996, filed with the Form S-8 dated July 21, 1997, and incorporated herein by reference.

        10.30 Note Agreement between Steven K. Clark and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

        10.31 Note Agreement between Robert R. Amerson and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

        27    Financial Data Schedule.


    (b) Reports on Form 8-K - None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 11th day of May, 2000.

                                        FLANDERS CORPORATION

                                        By:  /s/ Robert R. Amerson
                                             ----------------------
                                                 Robert R. Amerson
                                        President, Chief Executive Officer
                                                    and Director

                                        By:  /s/ Steven K. Clark
                                             ----------------------
                                                    Steven K. Clark
                                        Chief Operating Officer, Vice President/
                                           Chief Financial Officer, Principal
                                             Accounting Officer and Director