Form 10-Q
period 2000-06-30
FLANDERS CORP
filed 2000-08-18
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000 Commission File No. 0-27958

                              FLANDERS CORPORATION
                              --------------------
             (Exact name of registrant as specified in its charter)


         North Carolina                                      13-3368271
--------------------------------                          ----------------
(State or other jurisdiction of                        (IRS Employer ID Number)
 incorporation or organization.)

2399 26th Avenue North, St. Petersburg, Florida                          33734
-----------------------------------------------                       ----------
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

     YES [X]    NO


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (August 16, 2000).

            25,395,583 shares common stock, par value $.001 per share
                                (Title of Class)

                              FLANDERS CORPORATION
                                    FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 2000

PART I - FINANCIAL INFORMATION                                             Page

    Item 1 -

        Financial Statements

            Consolidated Condensed Balance Sheets at June 30,
              2000 (unaudited) and December 31, 1999                         3

            Consolidated Condensed Statements of Earnings
              (unaudited) for the three months and six months
              ended June 30, 2000 and 1999                                   4

            Consolidated Condensed Statements of Stockholders'
              Equity for the six months ended June 30, 2000
              (unaudited) and the year ended December 31, 1999               5

            Consolidated Condensed Statements of Cash Flows
              (unaudited) for the three months and six months
              ended June 30, 2000 and 1999                                   6

            Notes to Consolidated Condensed Financial Statements             7

    Item 2 -

        Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               10

    Item 3 -

        Quantitative and Qualitative Disclosures About Market
          Risk                                                              17

PART II - OTHER INFORMATION

     Item 1 - Legal Proceedings                                             18

     Item 2 - Changes in Securities and Use of Proceeds                     18

     Item 3 - Defaults Upon Senior Securities                               18

     Item 4 - Submission of Matters to a Vote of Security Holders           18

     Item 5 - Other Information                                             18

     Item 6 - Exhibits and Reports on Form 8-K                              18

SIGNATURES                                                                  21

                         Part I - Financial Information

Item 1.   Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                    June 30,       December 31,
ASSETS                                                                2000             1999
--------------------------------------------------------------   -------------    -------------
                                                                  (unaudited)
Current assets
  Cash and cash equivalents                                      $   4,115,044    $     824,220
  Receivables:
    Trade, net of allowance for doubtful accounts of
      $569,328 at 6/30/00 and $487,321 at 12/31/99                  34,438,076       29,023,225
     Other                                                           1,001,979        1,415,794
  Inventories (Note B)                                              33,008,337       25,901,700
  Deferred taxes                                                     1,849,481        1,849,481
  Other current assets                                               2,505,785        1,959,725
  Net assets of discontinued operations                              4,666,347        5,217,737
                                                                 -------------    -------------
         Total current assets                                       81,585,049       66,191,882

Related party receivables                                            4,845,481        4,369,028
Other assets                                                         4,394,944        4,113,491
Intangible assets, net of accumulated amortization of
  $2,243,751 at 6/30/00 and $1,948,073 at 12/31/99                  30,026,809       30,022,487
Property and equipment, net of accumulated depreciation of
  $21,912,134 at 6/30/00 and $18,839,580 at 12/31/99                67,178,136       65,253,828
                                                                 -------------    -------------
                                                                 $ 188,030,419    $ 169,950,716
                                                                 =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------   -------------    -------------

Current liabilities
  Current maturities of long-term debt                           $   1,082,473    $   1,115,184
  Accounts payable                                                  20,923,274       15,760,022
  Accrued expenses and other current liabilities                     4,652,188        3,895,274
                                                                 -------------    -------------
         Total current liabilities                                  26,657,935       20,770,480
Long-term debt, less current maturities                             41,325,376       31,212,985
Deferred income taxes                                                5,840,584        5,840,654
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares authorized;
    none issued                                                           --               --
  Common stock, $.001 par value; 50,000,000 shares authorized;
    issued and outstanding:  25,395,583 shares at 6/30/00 and
    25,435,583 shares at 12/31/99                                       25,396           25,436
  Additional paid-in capital                                        91,673,226       91,798,188
  Notes receivable                                                  (2,112,420)      (2,014,094)
  Retained earnings                                                 24,620,322       22,317,067
                                                                 -------------    -------------
         Total stockholders' equity                                114,206,524      112,126,597
                                                                 -------------    -------------
                                                                 $ 188,030,419    $ 169,950,716
                                                                 =============    =============

FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                           Three Months Ended              Six Months Ended
                                                                June 30,                       June 30,
                                                      ----------------------------   -----------------------------
                                                          2000            1999            2000            1999
                                                      ------------    ------------    ------------    ------------
Net sales                                             $ 50,033,661    $ 44,706,108    $ 94,132,935    $ 82,335,959
Cost of goods sold                                      38,698,340      32,514,929      70,048,153      60,284,074
                                                      ------------    ------------    ------------    ------------
      Gross profit                                      11,335,321      12,191,179      24,084,782      22,051,885
Operating expenses                                       9,263,304       8,334,569      18,565,079      15,698,059
                                                      ------------    ------------    ------------    ------------
      Operating income from continuing operations        2,072,017       3,856,610       5,519,703       6,353,826
Nonoperating expense from continuing operations           (323,103)       (197,878)       (452,414)       (292,541)
                                                      ------------    ------------    ------------    ------------
      Earnings from continuing operations before
        income taxes                                     1,748,914       3,658,732       5,067,289       6,061,285
Provision for income taxes                                 789,565       1,518,442       2,206,915       2,515,237
                                                      ------------    ------------    ------------    ------------
      Earnings from continuing operations                  959,349       2,140,290       2,860,374       3,546,048
Loss from operations of discontinued operations,
 net of tax benefit of $136,696 and $93,442 for the
 3 months ended June 30, 2000 and 1999 and
 $371,493 and $204,449 for the 6 months ended
 June 30, 2000 and 1999, respectively                     (204,924)       (131,710)       (557,119)       (288,260)
                                                      ------------    ------------    ------------    ------------
      Net earnings                                    $    754,425    $  2,008,580    $  2,303,255    $  3,257,788
                                                      ============    ============    ============    ============
Earnings per share from continuing operations
    Basic                                             $       0.04    $       0.08    $       0.11    $       0.14
                                                      ============    ============    ============    ============
    Diluted                                           $       0.04    $       0.08    $       0.11    $       0.13
                                                      ============    ============    ============    ============
Loss per share from discontinued operations
    Basic                                             $      (0.01)   $      (0.01)   $      (0.02)   $      (0.01)
                                                      ============    ============    ============    ============
    Diluted                                           $      (0.01)   $      (0.00)   $      (0.02)   $      (0.01)
                                                      ============    ============    ============    ============
Net earnings per share
    Basic                                             $       0.03    $       0.08    $       0.09    $       0.13
                                                      ============    ============    ============    ============
    Diluted                                           $       0.03    $       0.08    $       0.09    $       0.12
                                                      ============    ============    ============    ============
Weighted average common and common
  equivalent shares outstanding:
    Basic                                               25,261,880      25,395,225      25,270,231      25,304,833
                                                      ============    ============    ============    ============
    Diluted                                             26,472,188      26,702,985      26,540,066      26,714,836
                                                      ============    ============    ============    ============

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           Additional
                                                             Common          Paid-In          Notes         Retained
                                                              Stock          Capital       Receivable       Earnings
                                                          ------------    ------------    ------------    ------------
Balance, January 1, 1999                                  $     25,624    $ 91,837,257    $ (1,760,000)   $ 19,499,933
  Issuance of 94,544 shares of common stock related to
    certain acquisitions                                            95             (95)           --              --
  Interest on notes receivable secured by common shares           --              --          (254,094)           --
  Issuance and release from escrow of 245,899 shares of
    common stock related to certain acquisitions                  --           988,028            --              --
  Purchase and retirement of 283,300 shares of common
    stock                                                         (283)     (1,027,002)           --              --
  Net earnings                                                    --              --              --         2,817,134
                                                          ------------    ------------    ------------    ------------
Balance, December 31, 1999                                      25,436      91,798,188      (2,014,094)     22,317,067
  Purchase and retirement of 40,000 shares of common
    stock (unaudited)                                              (40)       (124,962)           --              --
  Interest on notes receivable secured by common shares
    (unaudited)                                                   --              --           (98,326)           --
  Net earnings (unaudited)                                        --              --              --         2,303,255
                                                          ------------    ------------    ------------    ------------
Balance, June 30, 2000 (unaudited)                        $     25,396    $ 91,673,226    $ (2,112,420)   $ 24,620,322
                                                          ============    ============    ============    ============

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                        Three Months Ended               Six Months Ended
                                                             June 30,                        June 30,
                                                   ----------------------------    ----------------------------
                                                       2000            1999            2000            1999
                                                   ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash used by continuing operations           $ (3,428,835)   $ (2,179,573)   $ (1,434,563)   $ (1,206,372)
  Net cash provided (used) by discontinued
    operations                                        1,231,525         245,087         659,160        (468,872)
                                                   ------------    ------------    ------------    ------------
        Net cash used by operating activities        (2,197,310)     (1,934,486)       (775,403)     (1,675,244)
                                                   ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash received                   (300,000)     (1,786,692)       (300,000)     (1,786,692)
  Purchase of property and equipment                 (1,830,719)     (1,105,657)     (4,996,862)     (1,824,143)
  Net advances on notes receivable                     (120,266)           --          (214,759)           --
  Net decrease in other assets                          (73,772)           --          (269,062)           --
                                                   ------------    ------------    ------------    ------------
    Net cash used in investing activities of
      continuing operations                          (2,324,757)     (2,892,349)     (5,780,683)     (3,610,835)
    Net cash used in investing activities of
      discontinued operations                           (11,215)       (582,551)        (54,300)       (623,446)
                                                   ------------    ------------    ------------    ------------
        Net cash used in investing activities        (2,335,972)     (3,474,900)     (5,834,983)     (4,234,281)
                                                   ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of bonds                          --              --         3,897,694            --
  Repurchase of common shares                          (125,000)     (1,027,310)       (125,000)     (1,027,310)
  Net proceeds from revolving credit agreement        8,846,845       7,842,932      10,805,144       6,777,435
  Net principal payments on long-term borrowings     (4,260,285)           --        (4,623,158)           --
                                                   ------------    ------------    ------------    ------------
    Net cash provided by financing activities
      of continuing operations                        4,461,560       6,815,622       9,954,680       5,750,125
    Net cash provided (used) by financing
      activities of discontinued operations             (22,427)        728,329         (53,470)        (42,939)
                                                   ------------    ------------    ------------    ------------
        Net cash provided provided by financing
          activities                                  4,439,133       7,543,951       9,901,210       5,707,186
                                                   ------------    ------------    ------------    ------------
        Net increase (decrease) in cash and cash
          equivalents                                   (94,149)      2,134,565       3,290,824        (202,339)

CASH AND CASH EQUIVALENTS
  Beginning of period                                 4,209,193      11,335,781         824,220      13,672,685
                                                   ------------    ------------    ------------    ------------
  End of period                                    $  4,115,044    $ 13,470,346    $  4,115,044    $ 13,470,346
                                                   ============    ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes                                 $       --      $  1,278,047    $    421,654    $  2,102,495
                                                   ============    ============    ============    ============
      Interest                                     $    554,184    $    296,337    $    982,794    $    590,841
                                                   ============    ============    ============    ============

                      FLANDERS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A.       Nature of Business and Interim Financial Statements

Nature of business:
------------------

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

Interim financial statements:
----------------------------

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1999. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three months and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

Earnings per common share:
-------------------------

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

                      FLANDERS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note B.       Inventories

Our inventories consist of the following at June 30, 2000 and December 31, 1999:

                                              6/30/00       12/31/99
                                            -----------   -----------
Finished goods                              $14,846,665   $12,041,722
Work in progress                              2,009,148     1,665,953
Raw materials                                16,298,364    12,382,025
                                            -----------   -----------
                                             33,154,177    26,089,700
Less allowance for obsolete raw materials       145,840       188,000
                                            -----------   -----------
                                            $33,008,337   $25,901,700
                                            ===========   ===========


Note C.       Stock Options and Warrants

The following table summarizes the activity related to our stock options and warrants for the six months ended June 30, 2000 and the year ended December 31, 1999:

                                                                                             Weighted Average
                                                                  Exercise Price              Exercise Price
                                                                     per Share                   per Share
                                                 Stock     -----------------------------    -----------------
                                    Warrants    Options        Warrants        Options      Warrants  Options
                                   ----------------------  -----------------------------    -----------------
Outstanding at January 1, 1999      637,239    6,930,370    $5.54 - 14.73   $1.00 - 9.50    $ 9.57     $ 3.70
  Granted                              -         157,850          -          2.50 - 4.75      -          2.97
  Exercised                            -            -             -               -           -          -
  Canceled or expired               (25,000)     (82,520)        9.63        2.50 - 9.50      9.63       5.29
                                   ----------------------
Outstanding at December 31, 1999    612,239    7,005,700     5.54 - 14.73    1.00 - 9.50      9.57       3.66
  Granted                              -            -             -               -           -          -
  Exercised                            -            -             -               -           -          -
  Canceled or expired               (10,256)        -            8.13             -           8.13       -
                                   ----------------------
Outstanding at June 30, 2000        601,983    7,005,700    $5.54 - 14.73   $1.00 - 9.50    $ 9.57     $ 3.66
                                   ======================
Exercisable at June 30, 2000        601,983    6,852,850    $5.54 - 14.73   $1.00 - 9.50    $ 9.57     $ 3.68
                                   ======================

The options and warrants expire at various dates ranging from September 2000 through December 2008.


Note D.       Changes in Debt Agreements

On February 9, 2000, we completed the extension of our $45,000,000 revolving credit facility with a bank. The credit facility consists of a $30,000,000 working capital facility and a $15,000,000 line of credit to support issuances of letters of credit. Outstanding balances on the working capital facility bear interest, at the option of the Company, at either (a) the "prime" rate of interest publicly announced by the bank, which was 9.5% at June 30, 2000, or (b) the "LIBOR" rate as reported by the Wall Street Journal, which was 6.649% at June 30, 2000, plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth. As of June 30, 2000, the Company had used $22,175,000 of the working capital facility and had issued $9,400,000 of letters of credit against the line of credit, leaving approximately $7.8 million available for future borrowings and $5.6 million available for future letters of credit. Unless this credit facility is renewed, it will expire in June 2002.

As of March 1, 2000, we entered into a Loan Agreement and issued a Note to a regional development authority and such authority issued Industrial Development Revenue Bonds for an aggregate of $4,000,000, to be used in the construction of a glass recycling facility in Johnston County, North Carolina. This new facility is expected to be completed by the end of the third quarter of 2000. The Note extends for a term of fifteen years and bears interest at a

                      FLANDERS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


variable rate determined by the remarketing agent of the Bonds on a weekly basis equal to the minimum rate necessary to sell such Bonds at their par value. In May 2000, we entered into an interest rate swap which is a hedge which effectively fixes the interest rate of the Bonds, and another $4,500,000 of additional debt, to a rate of 5.14% per annum. The Bonds are collateralized by a $4,000,000 letter of credit which expires in June 2002.

Note E.       Litigation

During May 2000, we settled a lawsuit between a prior owner of a subsidiary and that subsidiary, whereby the prior owner alleged that he was due additional payments according to a contingent gain clause in the purchase agreement. The settlement included a general release for all parties, and required the subsidiary to make a one-time payment of $300,000, which was recorded as additional goodwill.

There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended June 30, 2000. See "Item 3 - Legal Proceedings" in the Company's annual report on Form 10-K for the year ended December 31, 1999. From time to time, we are a party to various legal proceedings incidental to our business. In the opinion of management, none of these proceedings is material to the conduct of our business, operations or financial condition.

Note F.       New Accounting Standards

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). Subsequently, the original implementation date for SFAS 133 was deferred. SFAS 133 requires a company to recognize all derivatives on the balance sheet as either an asset or a liability, measured at fair value. The statement also requires a company to recognize changes in the derivative's fair value currently in earnings unless it meets specific hedge accounting criteria. The Company currently expects to adopt SFAS 133 for its fiscal year beginning January 1, 2001. Management does not expect the adoption of SFAS 133 to have a material impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented in "Item 1 - Financial Statements" and the audited consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's report on Form 10-K for the year ended December 31, 1999. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors, including those discussed below under "Factors That May Affect Future Results" could cause actual results to differ materially from those contained in the forward-looking statements below.

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

Results of Operations for Three Months Ended June 30, 2000 Compared to June 30, 1999

The following table summarizes our results of operations as a percentage of net sales for the three months ended June 30, 2000 and 1999.

                                                        Three Months Ended
                                                              June 30,
                                              ----------------------------------------
                                                      2000                 1999
                                              ------------------   -------------------
                                                    (Dollar amounts in thousands)
                                                Amount   Percent     Amount    Percent
                                              ---------  -------   ---------   -------
Net sales                                     $ 50,034   100.0%    $ 44,706    100.0%
Gross profit                                    11,335    22.7       12,191     27.3
Operating expenses                               9,263    18.5        8,335     18.6
Operating income from continuing operations      2,072     4.1        3,857      8.6
Provision for income taxes                         790     1.6        1,518      3.4
Earnings from continuing operations                959     1.9        2,140      4.8
Loss from discontinued operations                 (205)   (0.4)        (132)    (0.3)
Net earnings                                       754     1.5        2,009      4.5



Net sales: Net sales for the second quarter of 2000 increased by $5,328,000, or 11.9%, to $50,034,000 from $44,706,000 for the second quarter of 1999. This increase represents growth in our core business which management believes is attributable to our efforts to expand on our market presence with mid-range industrial end users and our success in securing expanded contracts for our consumer products with leading U.S. retailers.

Gross Profit: Gross profit for the second quarter of 2000 decreased by $856,000, or 7.0%, to $11,335,000, which represented 22.7% of net sales, from $12,191,000, which represented 27.3% of net sales, for the second quarter of 1999. The decrease in gross profit was principally attributable to:

    o An increase in the percentage of our labor force employed through temporary services compared to the second quarter of 1999, caused by the tightness in the labor pool of qualified seasonal workers, which increased average labor costs per hour during the period and resulted in a net increase in comparable expenses of approximately $350,000.

    o Expanded facilities in Salt Lake City, Utah and Tijuana, Mexico, which were brought partially online during the quarter, experienced additional expenses associated with completing expansions, reorganizing production schedules, hiring and training additional laborers, and other inefficiencies typical of reorganized and expanded manufacturing operations.

    o Delays in implementing our price increases associated with delays in the production of marketing materials and associated reorganized and consolidated marketing efforts. Anticipated benefits from this reorganization, including an increase in average selling prices, have not yet materialized.

    o Price concessions made to secure expanded long-term contracts with major retail customers and new contracts with distributors for mid-range industrial end users.

    o Increased inbound freight costs for raw materials associated with fuel price increases and routing inefficiencies exacerbated by inadequately trained shipping personnel and under-qualified logistics management.

Operating expenses: Operating expenses for the second quarter of 2000 increased by $928,000, or 11.1%, to $9,263,000, representing 18.5% of net sales, from $8,335,000, representing 18.6% of net sales, for the second quarter of 1999. The increase in operating expenses was caused primarily by an increase in sales commissions and related sales expenses commensurate with the increase in sales of approximately $500,000, as well as an additional increase in outbound freight expenses of more than $400,000, partially balanced by our ongoing programs to reduce overhead by eliminating redundant personnel and functions at our subsidiaries.

Loss from discontinued operations: In December 1999, we adopted a formal plan to close Airseal West, a wholly-owned subsidiary, and sell its various assets and product lines to unrelated third parties. All dispositions of assets are expected to be completed before December 31, 2000. The assets to be sold consist primarily of accounts receivable, inventories, manufacturing equipment, designs and other intellectual properties. Operating losses from Airseal West were approximately $205,000 and $132,000, net of income tax benefits, for the second quarter of 2000 and 1999, respectively.

Provision for income taxes: Our income tax provision for the second quarter of 2000 consisted of a blended state and federal tax rate, excluding the effect of nondeductible expenses consisting primarily of amortization of goodwill of approximately $900,000 per year, of approximately 40%.

Results of Operations for the Six Months Ended June 30, 2000 Compared to June 30, 1999

The following table summarizes our results of operations as a percentage of net sales for the six months ended June 30, 2000 and 1998.

                                                          Six Months Ended
                                                              June 30,
                                              ----------------------------------------
                                                      2000                 1999
                                              ------------------   -------------------
                                                    (Dollar amounts in thousands)
                                                Amount   Percent     Amount    Percent
                                              ---------  -------   ---------   -------
Net sales                                     $ 94,133    100.0%   $ 82,336     100.0%
Gross profit                                    24,085     25.6      22,052      26.8
Operating expenses                              18,565     19.7      15,698      19.1
Operating income from continuing operations      5,520      5.9       6,354       7.7
Provision for income taxes                       2,207      2.3       2,515       3.1
Earnings from continuing operations              2,860      3.0       3,546       4.3
Loss from discontinued operations                 (557)    (0.6)       (288)     (0.3)
Net earnings                                     2,303      2.4       3,258       4.0

Net sales: Net sales for the first half of 2000 increased by $11,797,000, or 14.3%, to $94,133,000 from $82,336,000 for the first half of 1999. This increase consisted primarily of growth in our core business and our success in obtaining additional market share.

Gross Profit: Gross profit for the first half of 2000 increased by $2,033,000, or 9.2%, to $24,085,000, which represented 25.6% of net sales, from $22,052,000, which represented 26.8% of net sales, for the first half of 1999. The decrease in gross margin percentage was due to higher labor costs, inbound material shipment costs and material costs in the second quarter of 2000, along with aggressive pricing to secure new business.

Operating expenses: Operating expenses for the first half of 2000 increased by $2,867,000, or 18.3%, to $18,565,000, representing 19.7% of net sales, from
$15,698,000, representing 19.1% of net sales, for the first half of 1999. The increase in operating expenses was caused by an increase in sales expenses and outbound freight associated with increased sales, inefficiencies in outbound logistics and increased fuel prices, partially balanced by our ongoing program to reduce overhead by eliminating redundant personnel and functions at our subsidiaries.

Loss from discontinued operations: Operating losses from Airseal West were approximately $557,000 and $288,000, net of income tax benefits, for the first half of 2000 and 1999, respectively.

Effects of Inflation

Our business and operations have not been materially affected by inflation during the periods for which financial information is presented, except for increases in temporary seasonal labor and fuel prices, discussed above.

Liquidity and Capital Resources

Our working capital was $54,927,000 at June 30, 2000, compared to $45,421,000 at December 31, 1999. This includes cash and cash equivalents of $4,115,000 at June 30, 2000, and $824,000 at December 31, 1999.

Our trade receivables increased $5,415,000, or 18.7%, to $34,438,000 at June 30, 2000, from $29,023,000 at December 31, 1999. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 62.6 days at June 30, 2000, compared to 66.1 days at December 31, 1999. These ratios for days sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.

Our continuing operations consumed $3,429,000 of cash during the second quarter of 2000, compared to $2,180,000 consumed in the second quarter of 1999. This difference in operating cash flows was primarily due to the decline in net earnings between the comparable quarters. Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first quarter and first part of the second quarter. Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. We anticipate that current excess inventory will be sold during our busy season and will return to historical norms by the end of the third quarter of 2000. In general, we expect operations to consume cash, or generate substantially less cash than earnings before taxes, depreciation and amortization, during our first and second quarters because of increases in inventory and trade accounts receivable. Our financing activities from continuing operations generated $4,462,000 of cash during the second quarter of 2000, primarily consisting of the issuance of debt. Our investing activities from continuing operations consumed $2,325,000 of cash during the second quarter of 2000, primarily used to purchase property and equipment.

On February 9, 2000, we completed the extension of our $45,000,000 revolving credit facility with SunTrust Bank, N.A. The credit facility consists of a $30,000,000 working capital facility and a $15,000,000 line of credit to support issuances of letters of credit. Outstanding balances on the working capital facility bear interest at the option of the Company, at either (a) the "prime" rate of interest publicly announced by SunTrust Bank, which was 9.5% at June 30, 2000, or (b) the "LIBOR" rate as reported by the Wall Street Journal, which was 6.649% at June 30, 2000, plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth. As of June 30, 2000, the Company had used $22,175,000 of the working capital facility and had issued $9,400,000 of letters of credit against the line of credit, leaving approximately $7.8 million available for future borrowings and $5.6 million available for future letters of credit. Unless this credit facility is renewed, it will expire in June 2002.

As of March 1, 2000, we entered into a Loan Agreement and issued a Note to the Johnston County Industrial Facilities and Pollution Control Financing Authority and such authority issued Industrial Development Revenue Bonds for an aggregate of $4,000,000, to be used in the construction of a glass recycling facility in Johnston County, North Carolina. This new facility is expected to be completed by the end of the third quarter of 2000. The Note has a term of 15 years and bears interest at a variable rate determined by the remarketing agent of the Bonds on a weekly basis equal to the minimum rate necessary to sell such Bonds at their par value. In May 2000, we entered into an interest rate swap which is a hedge which effectively fixes the interest rate of the Bonds to a rate of 5.14% per annum. The Bonds are collateralized by a $4,000,000 letter of credit which expires in June 2002.

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

In 1998, the Board of Directors authorized the repurchase of up to two million shares of the Company's common stock. As of August 16, 2000, the Company had repurchased 1,054,650 shares of its common stock under this authorization; thus, as of this date, up to an additional 945,350 shares are available for repurchase. These shares may be acquired in the open market or through negotiated transactions. These repurchases may be made from time to time, depending on market conditions, share price and other factors. These repurchases are to be used primarily to satisfy the Company's obligations under its stock option and purchase plans or any other authorized incentive plans, or for issuance pursuant to future equity financing by the Company.

Outlook

During the second quarter of 2000, we experienced significant margin erosion due to price reductions and concessions used to expand sales, freight and shipping cost increases, inefficiencies associated with plant expansions, and other factors. We believe we have taken mitigating or corrective action for all of these factors, including establishing price increases, replacing and retraining shipping and logistics personnel, and accelerated training for expanded facilities. We expect all of these actions to be fully in place by the end of the year.

We believe the semiconductor industry has been experiencing a cyclical slowdown in capital spending for new facilities, and thus on spending for cleanroom filtration products, since the first quarter of 1997. While we expect capital spending for new semiconductor facilities to increase in the future, this was not a significant factor in our overall business during the second quarter of 2000. However, during the first half of the year, we observed definite signs that the semiconductor industry will require additional capacity in the near future, including price increases in commodity DRAM markets and several new facility announcements, and we expect sales for products used in semiconductor plants to increase through the rest of 2000.

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

Currently, the largest domestic market for air filtration products is for mid-range ASHRAE-rated products and HVAC systems, typically used in commercial and industrial buildings. Historically, our penetration of this market has been relatively small, but we have engaged in an aggressive program to establish a significant presence in this market, including establishing relationships with new distributors and filter specialty wholesalers serving this market. We believe our ability to offer a "one stop" supply of air filtration products to HVAC distributors and wholesalers, coupled with our newly developed product catalog and national distributor strategy, may increase our share of this market. We have also begun a campaign to increase the sophistication of the end users in this marketplace through technical seminars and the introduction of new high-profile specialty items, which we believe will enable us to expand sales to these customers. We anticipate that our recently developed electrostatic filters, electronic filtration units and environmental tobacco smoke systems will enable us to expand sales to these customers.

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

We Must Develop, Produce and Sell New Products That Keep Up With Rapid Technological Change to Maintain Approximately 20% of Our Revenues and Maintain Value of Our Inventory and Other Assets

As of June 30, 2000, approximately 20% of our revenues resulted from sales of high-end filtration products that are especially vulnerable to new technology development. Our ability to remain competitive in this area will depend in part upon our ability to:

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

Management Controls a Significant Percentage of Our Stock

As of June 30, 2000,  our  directors and executive  officers  beneficially  held approximately 41.8% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

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

The fair value of our total debt at June 30, 2000 was approximately $42,408,000. We have entered into an interest rate swap agreement related to $8,500,000 of this amount, related to two outstanding Industrial Revenue Bonds. These swap agreements are hedges which have the effect of fixing the interest rate of these two IRB's at 5.14% per annum. Market risk for the remaining $33,908,000 was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in our estimated weighted average borrowing rate at June 30, 2000. Although most of the interest on our debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to our total debt for such a hypothetical change.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

    During May 2000, we settled a lawsuit between a prior owner of a subsidiary and that subsidiary, whereby the prior owner alleged that he was due additional payments according to a contingent gain clause in the purchase agreement (Wes Adair v. Air Seal Filter Housings, Inc., Case No. 45109.645 in the 240th District Court of Fort Bend County, Texas). The settlement agreement included a general release for all parties, and required the subsidiary to make a one-time payment of $300,000.

    There were no other material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended June 30, 2000. From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings is material to the conduct of our business, operations or financial condition.

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

Dated this 17th day of August, 2000.


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