Form 10-Q
period 2000-09-30
FLANDERS CORP
filed 2000-11-16
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                           Commission File No. 0-27958

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

     YES [X]    NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 14, 2000).

            24,352,629 shares common stock, par value $.001 per share
                                (Title of Class)

                              FLANDERS CORPORATION
                                    FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 2000

PART I - FINANCIAL INFORMATION                                             Page

  Item 1 -

    Financial Statements

      Consolidated Condensed Balance Sheets at September 30, 2000
        (unaudited) and December 31, 1999                                    3

      Consolidated Condensed Statements of Operations (unaudited) for the three months and nine months ended September 30, 2000 and
        1999                                                                 4

      Consolidated Condensed Statements of Stockholders' Equity for
        the nine months ended September 30, 2000 (unaudited) and the
        year ended December 31, 1999                                         5

      Consolidated Condensed Statements of Cash Flows (unaudited) for the three months and nine months ended September 30, 2000 and
        1999                                                                 6

      Notes to Consolidated Condensed Financial Statements (unaudited)       7

  Item 2 -

    Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                 10

  Item 3 -

    Quantitative and Qualitative Disclosures About Market Risk              17

PART II - OTHER INFORMATION

   Item 1 - Legal Proceedings                                               19

   Item 2 - Changes in Securities and Use of Proceeds                       19

   Item 3 - Defaults Upon Senior Securities                                 19

   Item 4 - Submission of Matters to a Vote of Security Holders             19

   Item 5 - Other Information                                               19

   Item 6 - Exhibits and Reports on Form 8-K                                19

SIGNATURES                                                                  22

                    Part I - Financial Information

Item 1.  Financial Statements


FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                 September 30,     December 31,
ASSETS                                                                2000             1999
------                                                           -------------    -------------
                                                                  (unaudited)
Current assets
  Cash and cash equivalents                                      $   2,734,641    $     824,220
  Receivables:
    Trade, net of allowance for doubtful accounts of
      $671,885 at 9/30/00 and $487,321 at 12/31/99                  33,850,520       29,023,225
    Other                                                            1,082,887        1,415,794
  Inventories (Note B)                                              30,239,063       25,901,700
  Deferred taxes                                                     1,849,481        1,849,481
  Other current assets                                               2,929,025        1,959,725
  Net assets of discontinued operations                              3,612,026        5,217,737
                                                                 -------------    -------------
         Total current assets                                       76,297,643       66,191,882
Related party receivables                                            4,935,931        4,369,028
Other assets                                                         3,252,877        4,113,491
Intangible assets, net of accumulated amortization of
  $2,598,801 at 9/30/00 and $1,948,073 at 12/31/99                  29,701,706       30,022,487
Property and equipment, net of accumulated depreciation of
  $23,525,698 at 9/30/00 and $18,839,580 at 12/31/99                69,452,790       65,253,828
                                                                 -------------    -------------
                                                                 $ 183,640,947    $ 169,950,716
                                                                 =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
  Current maturities of long-term debt (Note D)                  $   1,140,507    $   1,115,184
  Accounts payable                                                  19,512,170       15,760,022
  Accrued expenses and other current liabilities                     4,345,053        3,895,274
                                                                 -------------    -------------
           Total current liabilities                                24,997,730       20,770,480

Long-term debt, less current maturities (Note D)                    43,461,197       31,212,985

Deferred income taxes                                                5,960,584        5,840,654

Commitments and contingencies (Note E)

Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares authorized;
    none issued                                                           --               --
  Common stock, $.001 par value; 50,000,000 shares authorized;
    issued and outstanding:  24,352,629 shares at 9/30/00 and
    25,435,583 shares at 12/31/99                                       24,353           25,436
  Additional paid-in capital                                        88,949,015       91,798,188
  Notes receivable                                                  (2,162,879)      (2,014,094)
  Retained earnings                                                 22,410,947       22,317,067
                                                                 -------------    -------------
           Total stockholders' equity                              109,221,436      112,126,597
                                                                 -------------    -------------
                                                                 $ 183,640,947    $ 169,950,716
                                                                 =============    =============


       See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                       ----------------------------    ------------------------------
                                                           2000            1999            2000             1999
                                                       ------------    ------------    -------------    -------------
Net sales                                              $ 60,156,511    $ 48,658,081    $ 154,289,446    $ 130,994,040
Cost of goods sold                                       53,134,601      34,923,695      123,182,754       95,207,769
                                                       ------------    ------------    -------------    -------------
      Gross profit                                        7,021,910      13,734,386       31,106,692       35,786,271
Operating expenses                                        9,513,636       9,454,262       28,078,715       25,152,321
                                                       ------------    ------------    -------------    -------------
      Operating income (loss) from
        continuing operations                            (2,491,726)      4,280,124        3,027,977       10,633,950
Nonoperating expense from continuing operations            (434,026)       (382,548)        (886,440)        (675,089)
                                                       ------------    ------------    -------------    -------------
      Earnings (loss) from continuing operations
        before income taxes                              (2,925,752)      3,897,576        2,141,537        9,958,861
Provision (benefit) for income taxes                     (1,080,300)      1,619,099        1,126,615        4,134,336
                                                       ------------    ------------    -------------    -------------
      Earnings (loss) from continuing operations         (1,845,452)      2,278,477        1,014,922        5,824,525
Loss from operations of discontinued operations,
  net of tax benefit of $242,535 and $14,864 for the
  3 months ended September 30, 2000 and 1999 and
  $614,028 and $219,313 for the 9 months ended
  September 30, 2000 and 1999, respectively                (363,923)        (20,917)        (921,042)        (309,177)
                                                       ------------    ------------    -------------    -------------
        Net earnings (loss)                            $ (2,209,375)   $  2,257,560    $      93,880    $   5,515,348
                                                       ============    ============    =============    =============

Earnings (loss) per share from continuing operations
  Basic                                                $      (0.07)   $       0.09    $        0.04    $        0.23
                                                       ============    ============    =============    =============
  Diluted                                              $      (0.07)   $       0.09    $        0.04    $        0.22
                                                       ============    ============    =============    =============
Loss per share from discontinued operations
  Basic                                                $      (0.01)   $      (0.00)   $       (0.04)   $       (0.01)
                                                       ============    ============    =============    =============
  Diluted                                              $      (0.01)   $      (0.00)   $       (0.04)   $       (0.01)
                                                       ============    ============    =============    =============
Net earnings (loss) per share
  Basic                                                $      (0.09)   $       0.09    $        0.00    $        0.22
                                                       ============    ============    =============    =============
  Diluted                                              $      (0.09)   $       0.09    $        0.00    $        0.21
                                                       ============    ============    =============    =============
Weighted average common and common
  equivalent shares outstanding:
    Basic                                                25,039,550      25,264,583       25,193,337       25,291,416
                                                       ============    ============    =============    =============
    Diluted                                              25,039,550      26,341,566       26,042,228       26,590,413
                                                       ============    ============    =============    =============

       See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       Additional
                                                           Common       Paid-In           Notes        Retained
                                                            Stock       Capital        Receivable      Earnings
                                                          --------    ------------    -----------    -----------
Balance, January 1, 1999                                  $ 25,624    $ 91,837,257    $(1,760,000)   $19,499,933
  Issuance of 94,544 shares of common stock related to
    certain acquisitions                                        95             (95)          --             --
  Interest on notes receivable secured by common shares       --              --         (254,094)          --
  Issuance and release from escrow of 245,899 shares of       --           988,028           --             --
  Purchase and retirement of 283,300 shares of common         (283)     (1,027,002)          --             --
  Net earnings                                                --              --             --        2,817,134
                                                          --------    ------------    -----------    -----------
Balance, December 31, 1999                                  25,436      91,798,188     (2,014,094)    22,317,067
  Purchase and retirement of 1,082,954 shares of common
    stock (unaudited)                                       (1,083)     (2,849,173)          --             --
  Interest on notes receivable secured by common shares       --              --         (148,785)          --
  Net earnings (unaudited)                                    --              --             --           93,880
                                                          --------    ------------    -----------    -----------
Balance, September 30, 2000 (unaudited)                   $ 24,353    $ 88,949,015    $(2,162,879)   $22,410,947
                                                          ========    ============    ===========    ===========


       See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                       Three Months Ended              Nine Months Ended
                                                                          September 30,                   September 30,
                                                                   ---------------------------    ----------------------------
                                                                       2000           1999            2000            1999
                                                                   -----------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by continuing operations                       $ 2,694,167    $  3,082,463    $    909,145    $  1,876,091
  Net cash used in discontinued operations                          (1,325,094)       (162,265)       (665,934)       (631,137)
                                                                   -----------    ------------    ------------    ------------
         Net cash provided by operating activities                   1,369,073       2,920,198         243,211       1,244,954
                                                                   -----------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash received                                      --              --              --        (1,786,692)
  Purchase of property and equipment                                (1,545,558)     (1,391,134)     (6,542,420)     (3,215,277)
  Net advances on notes receivable                                     (44,290)           --          (259,049)           --
  Net (increase) decrease in other assets                             (556,762)           --          (825,824)           --
                                                                   -----------    ------------    ------------    ------------
    Net cash used in investing activities of
      continuing operations                                         (2,146,610)     (1,391,134)     (7,627,293)     (5,001,969)
    Net cash used in investing activities of
      discontinued operations                                           (2,977)       (248,064)        (57,277)       (871,510)
                                                                   -----------    ------------    ------------    ------------
         Net cash used in investing activities                      (2,149,587)     (1,639,198)     (7,684,570)     (5,873,479)
                                                                   -----------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of bonds                                         --              --         3,897,694            --
  Repurchase of common shares                                       (2,775,715)           --        (2,850,256)     (1,027,310)
  Net proceeds from revolving credit agreement                       2,485,257            --        13,290,401            --
  Net change in long-term borrowings                                  (291,402)       (395,792)     (4,914,560)      6,381,643
                                                                   -----------    ------------    ------------    ------------
    Net cash provided by (used in) financing activities
      of continuing operations                                        (581,860)       (395,792)      9,423,279       5,354,333
    Net cash used in financing activities of
      discontinued operations                                          (18,029)        (22,249)        (71,499)        (65,188)
                                                                   -----------    ------------    ------------    ------------
        Net cash provided by (used in) financing activities           (599,889)       (418,041)      9,351,780       5,289,145
                                                                   -----------    ------------    ------------    ------------
            Net increase (decrease) in cash and cash equivalents    (1,380,403)        862,959       1,910,421         660,620
CASH AND CASH EQUIVALENTS
            Beginning of period                                      4,115,044      13,470,346         824,220      13,672,685
                                                                   -----------    ------------    ------------    ------------
            End of period                                          $ 2,734,641    $ 14,333,305    $  2,734,641    $ 14,333,305
                                                                   ===========    ============    ============    ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes                                                 $      --      $    210,963    $    421,654    $  2,313,458
                                                                   ===========    ============    ============    ============
      Interest                                                     $   585,165    $    313,960    $  1,567,959    $    904,801
                                                                   ===========    ============    ============    ============

       See Notes to Consolidated Condensed Financial Statements

                      FLANDERS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

                                                  Page 22
Note A.       Nature of Business and Interim Financial Statements

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 1999. The accompanying consolidated condensed financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three months and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

Earnings per common share:

We have adopted FASB Statement No. 128 which requires the presentation of earnings per share by all entities that have outstanding common stock or potential common stock, such as options, warrants and convertible securities, that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed by dividing net earnings (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.

Note B.       Inventories

Our inventories consist of the following at September 30, 2000 and December 31, 1999:

                                              9/30/00       12/31/99
                                            -----------   -----------
Finished goods                              $12,328,873   $12,041,722
Work in progress                              2,461,833     1,665,953
Raw materials                                15,593,767    12,382,025
                                            -----------   -----------
                                             30,384,473    26,089,700
Less allowance for obsolete raw materials       145,410       188,000
                                            -----------   -----------
                                            $30,239,063   $25,901,700
                                            ===========   ===========


Note C.       Stock Options and Warrants

The following table summarizes the activity related to our stock options and warrants for the nine months ended September 30, 2000 and the year ended December 31, 1999:

                                                                                        Weighted Average
                                                                Exercise Price            Exercise Price
                                                                  per Share                 per Share
                                               Stock     -----------------------------  -----------------
                                   Warrants   Options      Warrants         Options     Warrants  Options
                                   --------------------  -----------------------------  -----------------
Outstanding at January 1, 1999     637,239   6,930,370   $5.54 - 14.73   $ 1.00 - 9.50  $ 9.57     $ 3.70
  Granted                              -       157,850           -         2.50 - 4.75     -         2.97
  Exercised                            -           -             -                -        -          -
  Canceled or expired              (25,000)    (82,520)       9.63         2.50 - 9.50    9.63       5.29
                                   -------------------
Outstanding at December 31, 1999   612,239   7,005,700    5.54 - 14.73     1.00 - 9.50    9.57       3.66
  Granted                                -         -             -                -        -          -
  Exercised                              -         -             -                -        -          -
  Canceled or expired              (49,515)        -      5.54 - 8.16             -       6.12        -
                                   -------------------
Outstanding at September 30, 2000  562,724   7,005,700   $5.95 - 14.73   $ 1.00 - 9.50  $ 9.87     $ 3.66
                                   ===================
Exercisable at September 30, 2000  562,724   6,852,850   $5.95 - 14.73   $ 1.00 - 9.50  $ 9.87     $ 3.68
                                   ===================

The options and warrants expire at various dates ranging from October 2000 through December 2008.

Note D.       Changes in Debt Agreements

On February 9, 2000, we completed the extension of our $45,000,000 revolving credit facility with a bank. The credit facility consists of a $30,000,000 working capital facility and a $15,000,000 line of credit to support issuances of letters of credit. Outstanding balances on the working capital facility bear interest, at our option, at either (a) the "prime" rate of interest publicly announced by the bank, which was 9.5% at September 30, 2000, or (b) the "LIBOR" rate as reported by the Wall Street Journal, which was 6.62% at September 30, 2000, plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities to tangible net worth. As of September 30, 2000, we had used $24,660,153 of the working capital facility and had issued $9,400,000 of letters of credit against the line of credit, leaving approximately $5.3 million available for future borrowings and $5.6 million available for future letters of credit. Unless this credit facility is renewed, it will expire in June 2002.

As of March 1, 2000, we entered into a Loan Agreement and issued a Note to a regional development authority and such authority issued Industrial Development Revenue Bonds for an aggregate of $4,000,000, to be used in the construction of a glass recycling facility in Johnston County, North Carolina. This new facility is expected to be completed by the end of the first quarter of 2001. The Note extends for a term of fifteen years and bears interest at a variable rate determined by the remarketing agent of the Bonds on a weekly basis equal to the minimum rate necessary to sell such Bonds at their par value. In May 2000, we entered into an interest rate swap which is a hedge which effectively fixes the interest rate of the Bonds, and another $4,500,000 of additional debt, to a rate of 5.14% per annum. The Bonds are collateralized by a $4,000,000 letter of credit which expires in June 2002.

Note E.       Litigation

There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended September 30, 2000. See "Item 3 - Legal Proceedings" in our annual report on Form 10-K for the year ended December 31, 1999. From time to time, we are a party to various legal proceedings incidental to our business. In the opinion of management, none of these proceedings is material to the conduct of our business, operations or financial condition.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented herein in "Item 1
- Financial Statements" and the audited consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our report on Form 10-K for the year ended December 31, 1999. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors, including those discussed below under "Factors That May Affect Future Results" could cause actual results to differ materially from those contained in the forward-looking statements below.

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

Results of Operations for Three Months Ended September 30, 2000 Compared to September 30, 1999

The following table summarizes our results of operations as a percentage of net sales for the three months ended September 30, 2000 and 1999.

                                                         Three Months Ended
                                                            September 30,
                                             -----------------------------------------
                                                      2000                 1999
                                             -------------------   -------------------
                                                    (Dollar amounts in thousands)

                                              Amount     Percent    Amount     Percent
                                             ---------   -------   ---------   -------
Net sales                                    $ 60,157    100.0%    $ 48,658    100.0%
Gross profit                                    7,022     11.7       13,734     28.2
Operating expenses                              9,514     15.8        9,454     19.4
Operating income (loss) from
  continuing operations                        (2,492)    (4.1)       4,280      8.8
Provision (benefit) for income taxes           (1,080)    (1.8)       1,619      3.3
Earnings (loss) from continuing operations     (1,845)    (3.1)       2,278      4.7
Loss from discontinued operations                (364)    (0.6)         (21)    (0.0)
Net earnings (loss)                            (2,209)    (3.7)       2,258      4.6

Net sales: Net sales for the third quarter of 2000 increased by $11,499,000, or 23.6%, to $60,157,000 from $48,658,000 for the third quarter of 1999. This increase represents growth in our core business which management believes is attributable to our efforts to expand on our market presence with mid-range industrial end users and our success in securing expanded contracts for our consumer products with leading U.S. retailers. Management attributes much of this success to our ability to add customers during the height of the seasonally busy third quarter, when our competitors were forced to turn away business because of capacity constraints.

Other Charges and Special Items: During the third quarter of 2000, we formalized our plan to consolidate our west coast operations, and recorded other charges and special items totaling approximately $4,275,000 in connection with consolidating operations and combining organizations and for other nonrecurring items arising during the quarter. These charges included costs for inventory adjustments, write-offs, duplicate assets and other miscellaneous items. Without these one-time charges, pro forma gross profit for the third quarter of 2000 would have decreased by $2,657,000, or 19.5%, to $11,059,000, which represented 18.4% of net sales, compared to $13,734,000, which represented 28.2% of net sales for the third quarter of 1999. Operating expenses for the third quarter of 2000 would have decreased $178,000, or 1.9%, to $9,276,000, which represented 15.4% of net sales, from $9,454,000, which represented 19.4% of net sales in the third quarter of 1999. Without these one-time charges, earnings from continuing operations would have been approximately $720,000, or $0.03 per share.

The decrease in pro forma gross profit percentage was principally attributable to:

o Delays in implementing our price increases associated with delays in the production of marketing materials and associated reorganized and consolidated marketing efforts. Anticipated benefits from this reorganization, the first stage of which was completed in mid-September, were not completed in time to have a beneficial impact on our third quarter results.

o An increase in the percentage of our labor force employed through temporary services compared to the third quarter of 1999, caused by the continued tightness in the labor pool of qualified seasonal workers, which increased average labor costs per hour during the period and resulted in a net increase in comparable expenses of approximately $450,000.

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

The decrease in pro forma operating expenses was principally attributable to reduced overhead associated with the elimination of redundant positions and the consolidation of operations, along with the results of our program to restructure shipping and receiving procedures to reduce freight expenses, partially offset by increased sales expenses, commission expense, and outgoing freight related to increased sales.

Loss from discontinued operations: In December 1999, we adopted a formal plan to close Airseal West, a wholly-owned subsidiary, and sell its various assets and product lines to unrelated third parties. All dispositions of assets are expected to be completed before December 31, 2000. The assets to be sold consist primarily of accounts receivable, inventories, manufacturing equipment, designs and other intellectual properties. Operating losses from Airseal West were approximately $364,000 and $21,000, net of income tax benefits, for the third quarter of 2000 and 1999, respectively.

Provision for income taxes: Our income tax provision for the third quarter of 2000 consisted of a blended state and federal tax rate, excluding the effect of nondeductible expenses consisting primarily of amortization of goodwill of approximately $900,000 per year, of approximately 40%.

Results of Operations for the Nine Months Ended September 30, 2000 Compared to September 30, 1999

The following table summarizes our results of operations as a percentage of net sales for the nine months ended September 30, 2000 and 1999.

                                                         Three Months Ended
                                                            September 30,
                                             -----------------------------------------
                                                      2000                 1999
                                             -------------------   -------------------
                                                    (Dollar amounts in thousands)

                                              Amount     Percent    Amount     Percent
                                             ---------   -------   ---------   -------
Net sales                                    $ 154,289   100.0%    $ 130,994   100.0%
Gross profit                                    31,107     20.2       35,786     27.3
Operating expenses                              28,079     18.2       25,152     19.2
Operating income from continuing operations      3,028      2.0       10,634      8.1
Provision for income taxes                       1,127      0.7        4,134      3.2
Earnings from continuing operations              1,015      0.7        5,825      4.4
Loss from discontinued operations                 (921)    (0.6)        (309)    (0.2)
Net earnings                                        94      0.1        5,515      4.2

Net sales: Net sales for the first nine months of 2000 increased by $23,295,000, or 17.8%, to $154,289,000 from $130,994,000 for the first nine months of 1999.
This increase consisted primarily of growth in our core business and our success in obtaining additional market share.

Gross Profit: Gross profit for the first nine months of 2000 decreased by $4,679,000, or 13.1%, to $31,107,000, which represented 20.2% of net sales, from
$35,786,000, which represented 27.3% of net sales, for the first nine months of 1999. The decrease in gross margin percentage was primarily due to one-time charges taken in the third quarter of 2000, higher labor costs in the second and third quarters of 2000, inbound material shipment costs and material costs in the second quarter of 2000, along with aggressive pricing to secure new business during the first three quarters of 2000.

Operating expenses: Operating expenses for the first nine months of 2000 increased by $2,927,000, or 11.6%, to $28,079,000, representing 18.2% of net sales, from $25,152,000, representing 19.2% of net sales, for the first nine months of 1999. The increase in operating expenses was caused by an increase in sales expenses, including a one-time charge for consolidated catalog replacements in the third quarter of 2000, outbound freight associated with increased sales, inefficiencies in outbound logistics and increased fuel prices, partially balanced by our ongoing program to reduce overhead by eliminating redundant personnel and functions at our subsidiaries.

Loss from discontinued operations: Operating losses from Airseal West were approximately $921,000 and $309,000, net of income tax benefits, for the first nine months of 2000 and 1999, respectively.

Effects of Inflation

Our business and operations have not been materially affected by inflation during the periods for which financial information is presented, except for increases in temporary seasonal labor and fuel prices, discussed above.

Liquidity and Capital Resources

Our working capital was $51,300,000 at September 30, 2000, compared to $45,421,000 at December 31, 1999. This includes cash and cash equivalents of $2,735,000 at September 30, 2000, and $824,000 at December 31, 1999.

Our trade receivables increased $4,827,000, or 16.6%, to $33,851,000 at September 30, 2000, from $29,023,000 at December 31, 1999. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 51.8 days at September 30, 2000, compared to 66.1 days at December 31, 1999. This unusually low ratio reflects our ability during the current period of high seasonal demand to require expedited payment on new accounts, and will probably not be maintained at levels under 60 days. These ratios for days sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.

Our continuing operations generated $2,694,000 of cash during the third quarter of 2000, compared to $3,082,000 generated in the third quarter of 1999. Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. In general, we expect operations to consume cash, or generate substantially less cash than earnings before taxes, depreciation and amortization, during our first and second quarters because of increases in inventory and trade accounts receivable. Our financing activities from continuing operations consumed $582,000 of cash during the third quarter of 2000, primarily consisting of the use of cash to repurchase approximately 1,000,000 shares of our common stock. Our investing activities from continuing operations consumed $2,147,000 of cash during the second quarter of 2000, primarily used to purchase property and equipment.

On February 9, 2000, we completed the extension of our $45,000,000 revolving credit facility with SunTrust Bank, N.A. The credit facility consists of a $30,000,000 working capital facility and a $15,000,000 line of credit to support issuances of letters of credit. Outstanding balances on the working capital facility bear interest at our option, at either (a) the "prime" rate of interest publicly announced by SunTrust Bank, which was 9.5% at September 30, 2000, or
(b) the "LIBOR" rate as reported by the Wall Street Journal, which was 6.62% at September 30, 2000, plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities to tangible net worth. As of September 30, 2000, we had used $24,660,000 of the working capital facility and had issued $9,400,000 of letters of credit against the line of credit, leaving approximately $5.3 million available for future borrowings and $5.6 million available for future letters of credit. Unless this credit facility is renewed, it will expire in June 2002.

As of March 1, 2000, we entered into a Loan Agreement and issued a Note to the Johnston County Industrial Facilities and Pollution Control Financing Authority and such authority issued Industrial Development Revenue Bonds for an aggregate of $4,000,000, to be used in the construction of a glass recycling facility in Johnston County, North Carolina. This new facility is expected to be completed by the end of the first quarter of 2001. The Note has a term of 15 years and bears interest at a variable rate determined by the remarketing agent of the Bonds on a weekly basis equal to the minimum rate necessary to sell such Bonds at their par value. In May 2000, we entered into an interest rate swap which is a hedge which effectively fixes the interest rate of the Bonds to a rate of 5.14% per annum. The Bonds are collateralized by a $4,000,000 letter of credit which expires in June 2002.

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

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock. As of November 10, 2000, we had repurchased all 2,000,000 shares of its common stock under this authorization. On September 22, 2000, upon completion of the earlier repurchase program, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock. These shares may be acquired in the open market or through negotiated transactions. These repurchases may be made from time to time, depending on market conditions, share price and other factors. These repurchases are to be used primarily to satisfy our obligations under its stock option and purchase plans or any other authorized incentive plans, or for issuance pursuant to future equity financing.

Outlook

During the third quarter of 2000, we continued to experience significant margin erosion due to price reductions and concessions used to expand sales, freight and shipping cost increases, inefficiencies associated with plant expansions, and other factors. We believe we have taken mitigating or corrective action for all of these factors, including establishing price increases, replacing and retraining shipping and logistics personnel, and accelerating training for expanded facilities. We expect all of these actions to be fully in place by the end of the year.

We believe the semiconductor industry has been experiencing a cyclical slowdown in capital spending for new facilities, and thus on spending for cleanroom filtration products, since the first quarter of 1997. While we expect capital spending for new semiconductor facilities to increase in the future, this was not a significant factor in our overall business during the third quarter of 2000. However, during the first nine months of the year, we observed definite signs that the semiconductor industry will require additional capacity in the near future, including price increases in commodity DRAM markets and several new facility announcements, and we expect sales for products used in semiconductor plants to increase through the rest of 2000 and 2001.

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

We Must Develop, Produce and Sell New Products That Keep Up With Rapid Technological Change to Maintain Approximately 15% of Our Revenues and Maintain Value of Our Inventory and Other Assets

As of September 30, 2000, approximately 15% of our revenues resulted from sales of high-end filtration products that are especially vulnerable to new technology development. Our ability to remain competitive in this area will depend in part upon our ability to:

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

Management Controls a Significant Percentage of Our Stock

As of September 30, 2000, our directors and executive officers beneficially held approximately 43.4% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

If we issue the following securities, such securities may dilute the value of the securities that our existing stockholders now hold.

We have granted warrants to purchase of total of 562,724 of our shares of common stock to various parties with exercise prices ranging from $5.95 to $14.73 per share. All of the warrants are currently exercisable. As a result, if the warrant holders exercise these warrants, we will issue shares of stock that will generally be available for sale in the public market.

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

The fair value of our total debt at September 30, 2000 was approximately $44,602,000. We have entered into an interest rate swap agreement related to $8,500,000 of this amount, related to two outstanding Industrial Revenue Bonds. These swap agreements are hedges which have the effect of fixing the interest rate of these two IRB's at 5.14% per annum.

Market risk for the remaining $36,102,000 was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in our estimated weighted average borrowing rate at September 30, 2000. Although most of the interest on our debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to our total debt for such a hypothetical change.

Our financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels of contracts in local currencies, as the preponderance of our foreign sales occur over short periods of time or are demarcated in U.S. dollars.

We do not have any derivatives or other financial instruments for trading or speculative purposes.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

    There were no material additions to, or changes in status of, any ongoing, threatened or pending legal proceedings during the three months ended
    September 30, 2000. From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings is material to the conduct of our business, operations or financial condition.

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

Dated this 15th day of November, 2000.

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