Form 10-K
period 2000-12-31
FLANDERS CORP
filed 2001-04-18
CIK 799526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 12, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $30,572,325.


As of April 12, 2001, the number of shares outstanding of the registrant's common stock was 26,379,633 shares.

                            FLANDERS CORPORATION
                                  FORM 10-K
                    FOR THE YEAR ENDED DECEMBER 31, 2000


                              TABLE OF CONTENTS

PART I .......................................................................3
  Item 1.  Business ..........................................................3
  Item 2.  Properties .......................................................12
  Item 3.  Legal Proceedings ................................................13
  Item 4.  Submission of Matters to a Vote of Security Holders ..............14

PART II .....................................................................15
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters ..........................................................15
  Item 6.  Selected Financial Data ..........................................16
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ........................................17
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk .......27
  Item 8.  Financial Statements and Supplementary Data ......................27
  Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure .............................................27

PART III ....................................................................28
  Item 10. Directors and Executive Officers of the Registrant ...............28
  Item 11. Executive Compensation ...........................................29
  Item 12. Security Ownership of Certain Beneficial Owners and Management ...32
  Item 13. Certain Relationships and Related Transactions ...................34

PART IV .....................................................................35
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K ..35

SIGNATURES ..................................................................38

FINANCIAL STATEMENTS

  Report of Grant Thornton LLP Independent Certified Public Accountants ....F-2
  Consolidated Balance Sheets ..............................................F-3
  Consolidated Statements of Operations ....................................F-4
  Consolidated Statements of Stockholders' Equity ..........................F-5
  Consolidated Statements of Cash Flows ....................................F-6
  Notes to Consolidated Financial Statements ...............................F-8
  Financial Statement Schedule ............................................F-25

                                   PART I

Item 1.    Business

OVERVIEW

We design, manufacture and sell air filters and related products, and are focused on providing complete environmental control systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors and viruses.

Currently, we are one of the largest domestic manufacturers of air filters, which are utilized by many industries, including those associated with commercial and residential heating, ventilation and air conditioning systems (commonly known as "HVAC" systems), semiconductor manufacturing, ultra-pure materials, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. We also design and manufacture much of our own production equipment to automate our processes in order to decrease labor costs associated with our standard products. We also produce glass-based air filter media for many of our products. Our customers include Abbott Laboratories, The Home Depot, Inc., Motorola, Inc., Merck & Co., Inc., Upjohn Co., Wal-Mart Stores, Inc., Westinghouse Electric Corp., and several large computer chip manufacturers.

The vast majority of our current revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

GENERAL DEVELOPMENT OF BUSINESS

Flanders Corporation was incorporated on July 2, 1986 in the State of Nevada, and is currently domiciled in North Carolina.

INVESTMENT BANKING

On March 21, 2000, we announced that we had engaged the investment banking firm PaineWebber Incorporated to help us explore strategic alternatives, including the possible sale of the Company.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This annual report, including all documents incorporated herein by reference, includes certain "forward-looking statements" within the meaning of that term in
Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words "believe," "expect," "anticipate" or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described in the "Factors That May Affect Future Results" discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this annual report, important factors to consider in evaluating such forward-looking statements include risk of product demand, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

STRATEGY

We have embarked on a program to increase earnings, and hence shareholder value, by improving our operating efficiency. We are seeking to grow primarily through the introduction of qualitatively superior new products to our major marketplaces, primarily through existing customers.

    INTRODUCE NEW PRODUCTS

    In the last two years, we have focused our development efforts into products which address the actual technical requirements of maintaining clean air to promote health. Maintaining ultra-clean air in residential and commercial settings requires continuous and complete replacement of "used" air contaminated by contact with hair, skin, carpet, solvents, cigarette smoke and other common particle sources with air filtered through a combination of pre-filters, HEPA filtration, and odor removal. This typically requires high-velocity directed air flow for stand-alone units, necessary to prevent air from recirculating in only a small area, or upgraded and augmented blowers for central or zoned HVAC systems necessary to push air through more effective filters. Most currently available air filters for commercial, industrial and residential use, including those advertised as "high-MIRV rating" filters, are primarily useful for protecting motors, coils and other components from airborne grease condensation and other contaminants which reduce the life of the HVAC equipment, and have little or no effect on reducing airborne contamination which is harmful to humans.

    Comprehensive Indoor Air Cleaners for Residences. During 2000, we completed the development of two lines of high-capacity indoor air cleaners intended for residential use: Airia Portable Room Air Cleaners are stand-alone units which deliver ultra-clean air to a specific area of a residence; and Airia Wholehouse Electronic Air Cleaners are in-duct units installed as an integral part of a home's forced air heating and cooling systems, which deliver ultra-clean air throughout an entire house. The stand-alone units, to be offered through retailers and wholesale distributors, offer several advantages over competing units including:

     - high-speed blowers which reduce the problems experienced by competing models which recirculate already-clean air through a small volume of space, effectively providing clean air only to areas as small as two feet square;

     - A complete selection of high-end air filtration technologies, including, depending on the model selected, HEPA filtration to remove microscopic particles, pre-filters to remove large particles and extend the life of the HEPA cartridges, carbon filtration to remove odors, and electrostatic filtration to filter smoke and microscopic particles without substantially obstructing air flow.

    The in-duct units will be sold as home improvement projects through retailers, HVAC wholesalers and specialty distributors, and will deliver ultra-clean conditioned air to an entire residence through existing forced-air heating or cooling systems. Both product lines will require users to regularly purchase and install replacement filters.

    Capitalize on Commercial and Industrial Products. During 2000, we established a complete line of air filtration products to be used in the automotive and aeronautics industries. We were able to adapt our bulk manufacturing processes to the high-capacity synthetic media required for this end use. These products have been certified to meet E.P.A. test method 319, a standard regarding filtration of particulates from paint booth applications. These products may now be used in a variety of regulated activities, including the removal of potential environmental contaminants from spray booth exhaust and the protection of end products from external contaminants. During 2000, we secured contracts with several aeronautics and automobile manufacturers which will begin shipping in significant volume during 2001.

    Indoor Air Cleaners for Commercial Offices. We are adapting our residential air cleaner line to the needs of commercial offices, for use in individual rooms and local air control zones. These units will be sold through our current network of wholesale HVAC distributors and air filter sales and service providers. Marketing for these products will include adapted sales literature, technical seminars and electronic multimedia presentations. We believe these products will also serve as a "hook" for our indoor air quality and remediation services.

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

    IMPROVE OPERATING EFFICIENCY

    Enhance Manufacturing Efficiency Due to Restructuring. We have identified approximately 350 positions, or approximately thirteen percent of our labor force, which were not required for efficient operation of our plants, and have implemented a reduction in force to remove these positions. This reduction in force is expected to save approximately $8 million in direct and indirect labor costs in 2001.

    Provide Positive and Negative Incentives to Return to Financial Model. All operating facilities and departments, including corporate headquarters, will be required to reduce wages by ten percent, either through additional reductions in force or through salary and wage reductions, including senior management wage reductions of ten percent, until we meet internally established budgets and financial goals, as determined by the Board of Directors, effective April 19, 2001.

    Centralize Overhead Functions. During 2000, we consolidated all of the sales forces of our various subsidiaries into a single, consistent national sales team, eliminating overlapping territories, duplication of literature, centralizing travel coordination and adding focus to our sales efforts. During 2000, we consolidated benefit administration and risk management to reduce administrative staff and allow savings in workers' compensation and other insurance coverages associated with larger groups. We are continuing to centralize and eliminate duplication of efforts between subsidiaries in the following areas: purchasing, production planning, shipping coordination, accounting and personnel management.

    Increase Prices to Problem Accounts. During 1999 and 2000, we received national contracts from major retailers which required our first exposure to new "point-of-sale" distribution requirements. The contracts had pricing predicated upon certain erroneous assumptions regarding the costs of these distribution methods, and these problems were exacerbated by increases in fuel and related shipping expenses. We are working with these accounts to achieve acceptable levels of profit, simplify their distribution requirements, or replace them with more profitable accounts.

    Expand Mexican Manufacturing to Reduce Direct Labor Costs. We expect to have completed an expansion of our Tijuana, Mexico, plant, which will produce our standard spun-glass and pleated filters, in all grades, for sale in the western U.S., by the end of June 2001. We will be moving some of the production equipment from our plants in San Diego and Nevada to this expansion.

    Vertical Integration. In December 1997, we acquired a small glass media manufacturing plant in Salt Lake City, Utah, which produced spun-glass media for our highest-volume products, flat panel filters, using traditional processes, supplying perhaps 5% of our demand for this material. This plant was also in the process of building a more efficient plant for producing the spun-glass media used in these filters. In 1998, we began to build the second generation of equipment for this purpose. By September 2000, we had completed and installed enough of this equipment to realize significant production. We plan to establish a duplicate plant in North Carolina to alleviate forecast shortages in this material. See ""Source and Availability of Raw Materials."

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

    Electronic Commerce. We believe there are significant cost savings and error reduction opportunities in allowing our customers to enter orders, examine specifications, receive confirmations, and check on the status of their orders, via the Internet. In September 1999, we began an initiative to analyze all other areas of our business for plans to implement savings by using the Internet to automate communications with current customers, potential customers, end users and investors. We believe there are opportunities for significant cost reductions in customer service, shipping errors, orders administration, customer pre-qualification, lead generation and documentation storage. We anticipate completion of the first iteration and implementation of this process in the year 2001, and plan to make the Internet a central part of our future strategy for growth and cost minimization. We do not anticipate significant direct retail sales from electronic commerce in the foreseeable future, because shipping bulky packages of inexpensive filters in less than truckload quantities is prohibitively expensive.

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

    Continued Emphasis on Quality and Performance. A continued emphasis on product quality and on-time shipments has allowed us to capture market share serving several industries in recent years.


INDUSTRY BACKGROUND

The McIlvaine Company, a leading industry analyst, estimated that the worldwide air filtration market would be approximately $3.2 billion in 1999 and $3.4 billion in 2000, with the United States being the largest market for air filters because of the prevalence of forced air heating and cooling. McIlvaine also estimated the air filtration market would grow at an annual rate of 8% per year through 2003. They indicated that the driving forces behind growth in the air filtration market would be using higher-performance filters in commercial and residential spaces instead of current low-efficiency models, and the use of air filters in new applications. Management believes the forces driving the air filtration market are evolving, beginning in the past decade and continuing for the next several years, from preserving machinery and equipment to maintaining indoor air quality. In addition, we expect many high-growth technology industries to increase their reliance on air filters to remove microscopic and gaseous contaminants from sensitive manufacturing processes associated with semiconductor manufacturing, pharmaceutical production, ultra-pure materials manufacturing and biotechnology. Companies are devoting resources to air filtration products to enhance process efficiency and employee productivity.

Air filters are used in many different applications, including the following:

 - Commercial and Residential HVAC Systems. Replacement filters are an essential requirement for the efficient operation of commercial and residential HVAC systems.

 - Residential air cleaners. Stand-alone air cleaners which produce ultra-clean air in a defined area are also gaining in popularity among allergy sufferers and asthmatics, although follow-up sales of replacement filtration cartridges have been limited.

 - General Industrial. Air filters are used in standard industrial settings to provide cleaner work environments; for example, auto makers use air filtration systems to remove "oil mist" contaminants from the air in their plants, and industrial paint booth users utilize air filtration to remove paint particles from the air.

 - Semiconductors. HEPA and carbon filters are necessary to meet the increasingly stringent manufacturing environment requirements of semiconductor manufacturers, where microscopic airborne contaminants can ruin microchips during production, having a large impact on manufacturing yield and profitability. Carbon filters are also being increasingly used to filter gaseous contaminants from semiconductor manufacturing areas.

 - Pharmaceuticals. Pharmaceutical companies are increasingly using cleanrooms to prevent cross-contamination between different products and different lots of the same product being manufactured at the same facility. The increasing use of cultured microbes for drug production is also expected to increase demand for high-end containment environments.

 - Biotechnology. Containment systems for the manipulation of viruses and bacteria using genetic engineering techniques are critical to the biotechnology industry.

 - Nuclear Power and Materials Processing. Filtration systems are necessary to radioactive containment procedures for all nuclear facilities.


RECENT TRENDS

Recent trends in the air filter industry, as well as changes in laws and governmental regulations during the past five years, all encourage an increased awareness of the benefits of the use of air filtration products. Some of these trends and changes are:

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

    Lack of Legitimate Competing Products. We believe there is an increase in public and regulatory frustration with spurious and misleading claims made by other manufacturers in the air filtration industry. This trend is evidenced by recent rulings by the Federal Trade Commission disallowing claims of "cleaning the air in an entire room" made by several manufacturers of "area HEPA filtration systems" as well as medical benefits claimed by manufacturers of "passive electrostatic" washable synthetic filters.

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

MARKETING

During 2000, we restructured and centralized our sales and marketing structure and produced a group of unified air filtration products catalogs, which we believe allows us to focus our marketing efforts more precisely, and ensures consistency of presentation and pricing across all customers. Previously, each subsidiary had its own sales and marketing infrastructure, its own product lines, and its own marketing strategy, which contributed to waste and inefficiency, and more importantly, market confusion. Our new marketing efforts are targeted to the needs of individual customers and groups of customers. Each customer or group of customers is targeted with some combination of the following: mass marketing allowances and incentive programs for retailers, educational point of purchase materials and enhanced signage for consumers, enhanced and unified technical literature for HVAC equipment manufacturers and wholesalers, targeted technical presentations for specialized manufacturing environments, and industry-specific technical seminars for filter sales and service organizations.

Much of our marketing effort consists of personal visits to customers and distributors through an extensive tiered network of contract salespeople. Periodic visits are enhanced by mass mailings announcing new products, participation in trade shows for exposure and lead generation, technical articles and advertisements in trade periodicals, and a newly redesigned catalog containing all Flanders products. During 2000, we restructured and unified all of our product offerings, so that each subsidiary no longer generates its own marketing literature. We also re-wrote the bulk of our catalog and promotional materials to include all product lines in a consistent and easy-to-access format which can be used by all of our customers.

Besides developing new sales leads and contacts, we are also focused on increasing the effectiveness of our existing distributors and contract salesmen, by allowing them to offer our products as a complete "single-source" for air filtration products. We believe this will allow them to increase their sales for the following reasons:

    Technical Support and Education. We are developing a range of technical reference and training materials, along with full-day seminars on various aspects of air quality. These seminars will increase the effectiveness of our distribution network, encouraging "upselling" and continuing the process of encouraging true awareness of indoor air quality and the methods of truly dealing with the issues involved.

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

    Single-Source Supplier. We provide a full line of air filtration products. The ability to work with a single source for filters will enable representatives to operate more efficiently, only needing to be trained on one filtration system, maintain contacts with a single organization and order from a central source.

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

PRODUCTS

We design, manufacture and market a broad range of air filters and related products, including:

 - Residential heating and air conditioning filters, typically sold through retailers under the Flanders~Precisionaire brand name.

 - Residential air cleaners, developed in 2000, which offer a range of different filtration types ranging from single-room HEPA units which clean the air in a room to near-cleanroom levels to in-duct electrostatic precipitators which remove large quantities of airborne contaminants from entire residences without negatively impacting the efficiency of HVAC systems.

 - Industrial mid-range specialty filters which fall under specifications which are categorized by efficiency ratings established by the American Society of Heating, Refrigeration and Air Conditioning Engineers (ASHRAE), used in a wide variety of industries, including paint facilities, automobile factories, chemical treatment plants, mushroom farms, coal mines, oil refineries and power plants

 - Commercial and industrial filters for use in office and general manufacturing environments, typically sold through wholesalers and distributors

 - High Efficiency Particulate Air (HEPA) filters (at least 99.97% efficient) in various grades, for use in semiconductor facilities, nuclear containment vessels, disease containment facilities, and other critical applications

 - Absolute Isolation Barriers which are customized stand-alone units, typically manufactured of stainless steel, used in various industries which require absolute control over contaminants, atmospheric composition and containment

 - Carbon filters, both in bonded panels and activated charcoal beds, used to remove gaseous contaminants, odors and toxic chemical vapors in various commercial and industrial applications

 - Specialized air filter housings, for use in multi-stage filtration applications

 - Other related products, including tubing insulation, ductwork and equipment cleaning chemicals, custom air handlers and specialized filter housings.

MANUFACTURING

We manufacture air filters, housings, Absolute Isolation Barriers and related equipment at several facilities in the United States, which range in size from 18,000 square feet to approximately 400,000 square feet. The major plants are:

 - Ten separate manufacturing facilities located in Bartow, Florida, Terrell, Texas, Salt Lake City, Utah, Henderson, Nevada, Momence, Illinois,
Smithfield, North Carolina, San Diego, California, Tijuana, Mexico and
Auburn, Pennsylvania, produce a broad range of commercial, residential and industrial filters.

 - One facility in Washington, North Carolina, produces high-end HEPA products for cleanrooms.

 - One facility in Bath, North Carolina, manufactures HEGA filters, high-end containment environments, housings, custom filter assemblies and other custom filtration products and systems which require extensive custom design, production and lot tracking, including products used in the production and containment of potentially dangerous biologically engineered microorganisms.

 - One facility in Stafford, Texas, produces mid-range custom filter housings and air handlers.

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

SOURCE AND AVAILABILITY OF RAW MATERIALS

Our principal raw materials are cardboard, fiberglass fibers, extruded glass, sheet metal, extruded aluminum, adhesives, resins and wood. All of these raw materials, except fiberglass fibers, are readily available in sufficient quantities from many suppliers. We are currently facing a potential shortage of Madiglioni fiberglass, the base material for our spun-glass filters, which are our largest individual product line in terms of unit sales. Because of this shortage, we may have to fill any demand in excess of production capacity with alternative products, primarily pleated filters.

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

PATENTS, TRADEMARKS AND LICENSES

We currently hold 19 patents relating to filtration technology, including patents relating to HEPA filters and fabrication methods, filter leak testing methods, laminar flow cleanrooms, components of isolation barriers, and the baking soda impregnation method used in the manufacture of Arm & Hammer Pleated Filters.

We have obtained and own the following federal trademark registrations:
PRECISIONAIRE(R), EZ FLOW(R), SMILIE(R), AIRVELOPE(R), CHANNEL-CEIL(R), CHANNEL-HOOD(R), PUREFORM(R), ECONO-CELL(R), GAS-PAK(R), PUREFRAME(R), DIMPLE PLEAT(R), BLU-JEL(R), VLSI(R), CHANNEL-SEAL-ADAPTER(R), SUPERFLOW(R), FLANDERS(R), CHANNEL-WALL(R), SUPERSEAL(R), AIRPURE(R) and PURESEAL(R). The Company also has applied for federal trademark protection for the following marks: FLANDERS ABSOLUTE ISOLATION(TM), FLANDERS/CSC(TM), TECH-SORB(TM) and FUTUREFLO(TM). Although management believes that the patents and trademarks associated with our various product lines and subsidiaries are valuable, we do not consider any of them to be essential to our business.

We currently license some of our products to foreign specialty HVAC and ASHRAE filter manufacturers who produce products under their own name and with their own identifying labels.

CUSTOMERS

We are not dependent upon any single customer. One customer, Wal-Mart Stores, Inc., accounted for 9%, 10%, and 10% of net sales during 2000, 1999 and 1998, respectively. Home Depot, Inc., accounted for 13%, 12% and 10% of net sales during 2000, 1999 and 1998, respectively. No other single customer accounted for 10% or more of net sales. Other significant customers include Abbott Laboratories, Motorola, Inc., Intel Corporation, Merck & Co., Inc., Upjohn Co., Westinghouse Electric Corp., and several large computer chip manufacturers.

BACKLOG

We had approximately $18,400,000 in firm backlog on December 31, 2000, compared to $12,700,000 on December 31, 1999. Firm backlog includes orders received and not begun and the unfinished and unbilled portion of contracts in progress. Orders are typically not cancelable without penalty, except for certain stable filter supply contracts to nuclear facilities operated by the United States government. Backlog varies from week to week, based on the timing and mix of orders received. All backlog at December 31, 2000, is expected to be shipped by the end of the second quarter of 2001.

EMPLOYEES

The Company employed 2,719 full-time employees on December 31, 2000; 2,355 in manufacturing, 20 in development and technical staff, 61 in sales and marketing, and the remaining 283 in support staff and administration. The Company believes that its relationship with its employees is satisfactory. Manufacturers' representatives are not employees of the Company.

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

    Application development, where new methods and products are developed from existing technologies; the Company's in-house air cleaners are an application of this type of research.

Research and development costs for 2000, 1999, and 1998 were approximately $1,174,000, $763,000 and $2,250,000, respectively. Research and development costs were expensed and included in general and administration expenses during the period incurred.

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


                                               Approximate Floor     Monthly
Principal Facility       Location               Space (sq. ft.)      Expense    Lease/Type
-----------------------  --------------------  -----------------    ---------   ----------
Manufacturing and
office facility          Washington, North          251,000         $ 13,775     Owned(1)
                         Carolina

Manufacturing, service
and office facility      Bath, North                 44,282            N/A       Owned
                         Carolina

Manufacturing plant      Bartow, Florida            175,000           29,121     Owned(1)

Manufacturing plant      Terrell, Texas             168,000           29,858     Owned(1)

Manufacturing plant      Auburn, Pennsylvania        91,000            7,097     Owned(1)

Office space and
headquarters             St. Petersburg, Florida     18,000            N/A       Owned

Office space and
Warehouse                Richmond, Virginia          10,000            2,200     Leased

Office space and
Warehouse                Virginia Beach, Virginia    25,000            6,850     Leased

Warehouse and
distribution center      Henderson, Nevada          100,000           26,000     Leased

Manufacturing plant      Momence, Illinois          210,000           44,062     Owned(1)(2)

Sales office and
warehouse                Singapore                   10,000            3,350     Leased

Manufacturing and
warehouse                Smithfield, North          138,000           27,520     Leased(4)
                         Carolina

Manufacturing plant      Smithfield, North
                         Carolina                   399,090            N/A(3)    Owned

Manufacturing and
office facility          Stafford, Texas             18,000            N/A       Owned

Manufacturing plant      Salt Lake City, Utah       170,000            N/A       Owned

Plant and office
facility                 San Diego, California       97,000           37,697     Leased

Manufacturing plant      Tijuana, Mexico            118,000           42,800     Leased


 1  This property is encumbered by a mortgage.

 2 This mortgage is paid quarterly rather than monthly; the quarterly payments are $132,187.

 3 This property is used as security for an Industrial Revenue Bond with face value of $4,500,000. Monthly payments are for interest only on the bond, and vary from month to month based on the interest rate during the period. At December 31, 2000, the interest rate on the bond was 5.14%.

 4 This building is owned by a partnership which includes, as minority partners, two of the Company's officers and directors.


Item 3. Legal Proceedings

During 2000, we settled our lawsuit with Intel Corporation (The Superior Court of the State of Arizona, in and for the County of Mariposa, Case No. CV 98-19817), wherein Intel asserted that filters supplied to Intel were defective because of a change in the formulation of urethane used as a sealant in the filters. As part of the settlement, the Company agreed to pay Intel $1.5 million accept the return of the filters as payment for its account receivable from Intel, and provide Intel with HEPA filters for future work.

In a related matter (U.S. District Court for the Eastern District of North Carolina, Case No. 4-99-CV-93-H(3)), the Company has sued Conap, the supplier of the urethane sealant, for supplying a sealant which did not meet specifications for the project. The amount and probability of any settlement or award is unknown at this time.

We are involved in a dispute with a benefit plan administrator (U.S. District Court, Middle District of Florida, Tampa Division, Case No. CIV 1971-T-17-F, Liberty Mutual v. Flanders Corporation et al). Liberty Mutual was the Workers' Compensation administrator and stop-loss insurer for some of the Company's subsidiaries. They have alleged that they are owed insurance premiums and administrative fees. We have counter-sued, claiming that Liberty Mutual was negligent in its duties as administrator of our claims, that it made payments on our behalf which were specifically disallowed, that they refused to follow instructions given to them by us, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence. The amount and probability of any settlement or award related to this litigation is unknown at this time. Among the issues being considered is the matter of currently unresolved workers' compensation claims whose estimate of potential loss may change as a result of this litigation. While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company's actual liability will not exceed its current estimate. Accordingly, these matters, if resolved in a manner different from management's estimate, could have a material effect on the operating results or cash flows in any one future accounting period.

Additionally, from time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings are material to our business, operations or financial condition.

In the opinion of the Company, although the outcome of any legal proceeding cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position, but could be material to the results of operations in any one future accounting period.

Item 4.    Submission of Matters to a Vote of Security Holders

We held our annual meeting of shareholders on December 18, 2000. During the meeting, holders of 14,933,405 shares, representing approximately 57% of 26,379,633 shares outstanding on the record date, attended either in person or by proxy. Holders of 14,911,805 shares (approximately 99.9% of shares present) voted to elect as members of the Board of Directors each of Robert R. Amerson, Steven K. Clark, J. Russell Fleming and Linwood Allen Hahn; holders of 21,600 shares chose to vote against the election of each of the above-named directors. As a result, Messrs. Amerson, Clark, Fleming and Hahn were elected for an additional one-year term as directors.

Holders of 14,933,405 shares (approximately 99.9% of shares present) voted to ratify the firm of Grant Thornton LLP as the Company's independent auditors for the fiscal year ended December 31, 2000; holders of 21,600 shares voted against the ratification. As a result, Grant Thornton's appointment as the Company's auditors for 2000 was ratified.

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

                                                      High           Low
                                                   ---------      ---------
Fiscal 2000
Fourth Quarter ended December 31, 2000             $ 2 19/32      $ 1  3/8
Third Quarter ended September 30, 2000               3 11/16        1  5/8
Second Quarter ended June 30, 2000                   4  1/8         1  5/16
First Quarter ended March 31, 2000                   4  1/8         2  9/16

Fiscal 1999
Fourth Quarter ended December 31, 1999             $ 3  1/8       $ 2  1/4
Third Quarter ended September 30, 1999               3  3/8         2  3/8
Second Quarter ended June 30, 1999                   3 13/16        2  1/2
First Quarter ended March 31, 1999                   5  1/8         2  9/16

APPROXIMATE NUMBER OF EQUITY SECURITYHOLDERS

On April 12, 2001, Flanders' common stock closed at $1.77. As of April 12, 2001, there were approximately 350 holders of record of the Company's common stock. The Company estimates there are approximately 2,500 beneficial owners of the Company's common stock.

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

SALES OF UNREGISTERED SECURITIES

The Company did not sell any unregistered common shares or other unregistered securities during 1998, 1999 and 2000.

Item 6.    Selected Financial Data

The following financial data is an integral part of, and should be read in conjunction with, the "Consolidated Financial Statements" and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED HISTORICAL OPERATIONS DATA (In thousands, except per share data)

                                                                 Year Ended December 31,
                                               ---------------------------------------------------------
                                                  2000        1999        1998        1997       1996
                                               ----------  ----------  ----------  ---------- ----------
Net sales                                      $ 194,072   $ 171,392   $ 154,765   $ 131,899  $  73,056
Gross profit                                      36,917      43,975      37,660      32,880     19,459
Operating expenses                                40,733      33,802      28,108      23,510     13,460
Operating income (loss) from continuing
  operations                                      (3,816)     10,172       9,551       9,370      5,999
Earnings (loss) from continuing operations
  before income taxes                             (6,940)     10,174      10,991       9,850      5,771
Provision (benefit) for income taxes              (2,443)      4,671       4,450       3,751      2,178
Earnings (loss) from continuing operations        (4,497)      5,503       6,541       6,098      3,594
Loss from discontinued operations                 (2,702)     (2,686)     (1,253)       (259)       -
Net earnings (loss)                            $  (7,199)   $  2,817   $   5,289   $   5,839  $   3,594
                                               ==========  ==========  ==========  ========== ==========


Earnings (loss) per share from continuing
  operations
    Basic                                      $   (0.18)  $    0.22   $    0.26   $    0.33  $    0.27
                                               ==========  ==========  ==========  ========== ==========
    Diluted                                    $   (0.18)  $    0.21   $    0.24   $    0.28  $    0.23
                                               ==========  ==========  ==========  ========== ==========

Earnings (loss) per share
    Basic                                      $   (0.28)  $    0.11   $    0.21   $    0.32  $    0.27
                                               ==========  ==========  ==========  ========== ==========
    Diluted                                    $   (0.28)  $    0.11   $    0.20   $    0.27  $    0.23
                                               ==========  ==========  ==========  ========== ==========

Weighted average common shares outstanding
    Basic                                         25,298      25,344      25,134      18,509     13,171
                                               ==========  ==========  ==========  ========== ==========
    Diluted                                       25,298      26,525      27,107      22,477     16,384
                                               ==========  ==========  ==========  ========== ==========


SELECTED HISTORICAL BALANCE SHEET DATA (In thousands)

                                                                      December 31,
                                               ---------------------------------------------------------
                                                  2000        1999        1998        1997       1996
                                               ----------  ----------  ----------  ---------- ----------
Working capital                                $  13,644   $  45,421   $  47,972   $  55,179  $  22,570
Total assets                                     180,222     165,642     167,780     145,881     86,518
Long-term obligations(1)                          49,370      32,328      31,406      14,771     42,156
Total shareholders' equity                        98,151     107,817     109,603     106,207     25,353

____________________

 1 Long-term obligations include long-term notes payable, long-term debt, including current maturities, convertible debt, and committed capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with "Item 6 - Selected Consolidated Financial Data" and "Consolidated Financial Statements," all included elsewhere herein. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors, including but not limited to those discussed below under "Factors That May Affect Future Results" could cause actual results to differ materially from those contained in these forward-looking statements.

OVERVIEW

Flanders is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and certain related products and services. Our focus has evolved from expansion through acquisition to increasing the quality and efficiency of our high-volume replacement filtration products, and using these benefits to compete more effectively in the marketplace. We also design and manufacture much of our own production equipment and also produce glass-based media for many of our air filtration products. From 1996 to 1999, we experienced significant growth from the acquisition of other air filtration related companies. As a result, historical results of operations for the periods presented should be evaluated specifically in the context of these acquisitions. Historical results of operations do not reflect any future operating efficiencies and improvements from integrating and consolidating the acquired businesses into our operations. There can be no guarantee that we will be able to achieve these objectives and gains in efficiency.

RESULTS OF OPERATIONS

    2000 Compared to 1999

    The following table summarizes the Company's results of operations as a percentage of net sales for 2000 and 1999.

                                                        2000                1999
                                                ------------------  ------------------
    Net sales                                   $ 194,072   100.0%  $ 171,392   100.0%
    Gross profit                                   36,917    19.0      43,975    25.7
    Operating expenses                             40,733    21.0      33,802    19.7
    Operating income (loss) from continuing
      operations                                   (3,816)   (2.0)     10,172     5.9
    Earnings (loss) from continuing operations
      before income taxes                          (6,940)   (3.6)     10,174     5.9
    Provision (benefit) for income taxes           (2,443)   (1.3)      4,671     2.7
    Earnings (loss) from continuing operations     (4,497)   (2.3)      5,503     3.2
    Loss from discontinued operations              (2,702)   (1.4)     (2,686)   (1.6)
    Net earnings (loss)                         $  (7,199)   (3.7)   $  2,817     1.6

    Net Sales: Net sales for 2000 increased by $22,680,000 or 13.2%, to $194,072,000, from $171,392,000 for 1999. The increase in net sales was due to the Company's success in capturing additional market share, which was achieved mainly through (i) attracting work from new customers through offering superior pricing and service programs; (ii) securing additional business from existing customers in expanded geographical regions; and (iii) the development and placement of new lines of filtration products with new customers for end users in new industries.

    Other Charges and Special Items: During the last half of 2000, we formalized our plan to consolidate our west coast operations, and recorded other charges and special items totaling approximately $10,600,000 in connection with settling our outstanding litigation with Intel, consolidating operations, combining organizations, plant start-up expenses and for other nonrecurring items arising during the period. These expenses were booked as approximately $7,900,000 in cost of goods sold, $1,200,000 in operating expenses and $1,500,000 in other expenses. Amounts booked for settlement of the Intel litigation included repurchasing inventory at a loss and cash payments - see "Litigation." Other one-time charges included costs for inventory adjustments, write-offs, plant start-up expenses, duplicate assets and other miscellaneous items. Without these one time charges and special items, earnings from continuing operations would have been approximately $2,600,000, or $0.10 per share.

    Gross Profit. Gross profit for 2000 decreased $7,058,000, or 16.1%, to $36,917,000, which made up 19.0% of net sales, from $43,975,000 for 1999, which made up 25.7% of net sales. Excluding the one-time charges noted above, gross profit for 2000 would have increased by $842,000, or 1.9%, to $44,817,000, which represented 23.1% of net sales, compared to $43,975,000, which represented 25.7% of net sales for 1999. The decrease in gross profit excluding one-time charges percentage was principally attributable to:

     - Delays in implementing our price increases associated with delays in the production of marketing materials and associated reorganized and consolidated marketing efforts. Anticipated benefits from this reorganization, the first stage of which was completed in mid-September, were not completed in time to have a material beneficial impact on our 2000 results.

     - An increase in the percentage of our labor force employed through temporary services compared to 1999, caused by the continued tightness in the labor pool of qualified seasonal workers, which increased average labor costs per hour during the period and resulted in a net increase in comparable expenses of approximately $700,000.

     - Price concessions made to secure new contracts with distributors for mid-range industrial end-users led to a decrease in average selling price to industrial distributors of approximately 2%.

     - Expanded facilities in Salt Lake City, Utah and Tijuana, Mexico, which were brought partially online during 2000, experienced additional expenses associated with completing expansions, reorganizing production schedules, hiring and training additional laborers, and other inefficiencies typical of reorganized and expanded manufacturing operations.

     - Fuel surcharges for inbound shipments of raw materials, which were attributable to a general increase in domestic diesel fuel costs caused by escalating political instability in the Middle East as well as OPEC supply constraints.

     - During 1999 and 2000, we received national contracts from major retailers which required our first exposure to new "point-of-sale" distribution requirements. The contracts had pricing predicated upon certain erroneous assumptions regarding the costs of these distribution methods, and these problems were exacerbated by increases in fuel and related shipping expenses.

     -  Labor overruns and redundant personnel. See "Outlook" below.

    Operating Expenses. Operating expenses for 2000 increased $6,931,000, or 20.5%, to $40,733,000, compared to $33,802,000 in 1999. Excluding one-time charges, operating expenses for 2000 would have increased
    $5,731,000, or 17.0%, to $39,533,000, which represented 20.4% of net sales, from $33,802,000, which represented 19.7% of net sales in 1999.

    The increase in operating expenses excluding one-time charges was principally attributable to:

     - Fuel surcharges on outbound shipments of finished goods to customers and other shipping cost increases primarily attributable to a sharp increase in diesel fuel costs amounted to approximately $2,800,000.

     - A reevaluation of accounts receivable reserves due to economic downturn and an increase in the number of potentially bad receivables caused bad debt expense in 2000 to be approximately $1,450,000 higher in 2000 than in 1999, an increase of approximately 3800%.

     - Other increases in operating expenses were held to 4.4%, with increases in sales commissions, outbound freight and other expenses directly related to sales volume balanced by reductions in redundant administrative staff, consolidation of positions between subsidiaries and other savings from our ongoing consolidation and cost reduction program.

    Nonoperating income (expense) from continuing operations: Net nonoperating income (expense) from continuing operations decreased approximately $3,125,000, to an expense of approximately $3,124,000 for 2000, from income of $1,000 in 1999. Excluding the one-time charge for the settlement of our outstanding litigation with Intel of $1,500,000, nonoperating income (expense) from continuing operations decreased approximately $1,625,000, which consisted primarily of an increase in interest expense of $1,537,000 caused by higher average balances on the Company's credit facilities and a higher average interest rate on the Company's lines of credit, which have variable rates linked to standard interest rate indices.

    Discontinued Operations: In December 1999, the Company adopted a formal plan to close Airseal West, a wholly owned subsidiary, and sell its various assets and product lines to unrelated third parties. The closure was completed in the first quarter of 2001, although various assets remain held for sale. The assets to be sold consist primarily of non-filtration assets consisting of inventories, manufacturing equipment, designs and intellectual properties. As there are no firm purchase commitments in place regarding the sale of these assets, the remaining net assets of Airseal West have been written down to $0. The estimated net loss of the discontinued operations of approximately $2,702,000 and $2,686,000 in 2000 and 1999, respectively, consists of net losses from discontinued operations of $1,820,000 and $1,793,000, respectively, approximately $893,000 of estimated losses on the disposal of assets which were accrued in 1999, and an additional $883,000 of estimated losses on the disposal of assets accrued in 2000.

    Provision for Taxes: Our blended state and federal tax rate, excluding the effect of nondeductible expenses consisting primarily of amortization of goodwill of approximately $900,000 per year and one-time adjustments, was approximately 40.0% for both 2000 and 1999.

    Earnings (loss) from Continuing Operations: Earnings (loss) from continuing operations for 2000 decreased $10,000,000, or 182%, to a loss of $4,497,000, or ($0.18) per share, from $5,503,000, or $0.22 per share basic ($0.21 diluted) for 1999. The decrease in earnings is primarily attributable to one-time charges and decreases in gross profit percentage discussed above.


    1999 Compared to 1998

    The following table summarizes the Company's results of operations as a percentage of net sales for 1999 and 1998.

                                                       1999                1998
                                                ------------------  ------------------
    Net sales                                   $ 171,392   100.0%  $ 154,765   100.0%
    Gross profit                                   43,975    25.7      37,660    24.3
    Operating expenses                             33,802    19.7      28,108    18.2
    Operating income from continuing
      operations                                   10,172     5.9       9,551     6.2
    Earnings from continuing operations
      before income taxes                          10,174     5.9      10,991     7.1
    Provision for income taxes                      4,671     2.7       4,450     2.9
    Earnings from continuing operations             5,503     3.2       6,541     4.2
    Loss from discontinued operations              (2,686)   (1.6)     (1,253)   (0.8)
    Net earnings                                $   2,817     1.6   $   5,289     3.4

    Net Sales: Net sales for 1999 increased by $16,627,000 or 10.7%, to $171,392,000, from $154,765,000 for 1998. The increase in net sales was due to: (i) the acquisitions of Eco-Air and the Tidewater group, which contributed approximately $15,334,000 of net sales; and (ii) the Company's success in attracting work and expanding its original core business, which grew by approximately 1% between 1999 and 1998 and contributed an additional $1,293,000 to net sales.

    Gross Profit: Gross profit for 1999 increased $6,315,000, or 16.8%, to $43,975,000, which represented 25.7% of net sales, compared to $37,660,000, which represented 24.3% for 1998. This increase in gross margin percentage was primarily due to:

     - Higher margins on sales made through our direct sales offices, which made significant contributions to sales of our products for the first time during the last half of 1999;

     -  Margin improvement from our ongoing automation projects;

     - Operational efficiencies at our newest facilities in Nevada, Illinois and North Carolina, which are gradually increasing over time and should increase to the levels experienced historically at other plants during the next twelve to eighteen months; and

     - Internally produced spun-glass media for our residential and commercial flat-panel furnace and air conditioning filters began in significant quantities during the fourth quarter of 1999, providing an estimated savings of approximately $100,000.

     - Hurricane Floyd which caused us to close four of our plants in the eastern United States for periods ranging from 0.5 days to 5.5 days. There is an associated insurance claim whose amount has not yet been determined, which will be booked as "other income" during the period in which the amount becomes fully determined.

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

    Discontinued Operations: In December 1999, we adopted a formal plan to close Airseal West, a wholly-owned subsidiary, and sell its various assets and product lines to unrelated third parties. The date of closure was approximately April 30, 2000. All dispositions of assets are expected to be completed before December 31, 2000. The assets to be sold consist primarily of accounts receivable, inventories, manufacturing equipment, designs and other intellectual properties. The estimated net loss of the discontinued operations of approximately $2,686,000 represents approximately $1,793,000 of losses incurred during 1999 and $893,000 of estimated loss on the disposal of the assets of Airseal West (both figures net of income tax benefit). During 1998, operating losses from Airseal West were approximately $1,253,000, net of income tax benefit.

    Provision for Taxes: Our income tax provision for 1999 increased $221,000, or 5.0%, to $4,671,000, from $4,450,000 for 1998, which represented 45.9%
    and 40.5% of earnings from continuing operations before income taxes, respectively. Our tax provision increased because of larger amounts of nondeductible expenses, primarily amortization of goodwill, and certain one-time adjustments related to estimated accrued income taxes. Our blended state and federal tax rate, excluding the effect of nondeductible expenses consisting primarily of amortization of goodwill of approximately $900,000 per year and one-time adjustments, is approximately 40.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $13,644,000 at December 31, 2000, compared to $45,421,000 at December 31, 1999. This includes cash and cash equivalents of $1,333,000 and $824,000 at December 31, 2000 and 1999, respectively.

Trade receivables increased $4,458,000, or 15.4%, to $33,481,000 at December 31, 2000 from $29,023,000 at December 31, 1999. The increase in receivables is primarily due to increases associated with the increased volume of net sales (approximately $4,000,000) and timing differences in shipments and payments received. Our allowance for doubtful accounts receivable increased $1,291,000, or 265%, to $1,778,000 at December 31, 2000 from $487,000 at December 31, 1999.
The increase in this allowance was due to a perceived increase in the number of potentially bad accounts due to the current economic downturn. We intend to vigorously pursue all collection efforts on these perceived bad accounts.

Continuing operations consumed $543,000 of cash in 2000, compared to generating $5,290,000 of cash during 1999. The difference in cash flows was primarily related to the difference in net earnings from continuing operations, partially mitigated by increases in accounts payable. Financing activities for continuing operations provided $11,216,000 of cash in 2000, compared to $5,262,000 of cash consumed during 1999 of cash, primarily from advances on our revolving credit facility and other debt financing. Investing activities for continuing operations consumed $9,659,000 of cash during 2000, compared to $11,210,000 consumed during 1999, consisting primarily of the purchase of property, plant and equipment.

On February 9, 2000, we completed the extension of our $45,000,000 revolving credit facility with SunTrust Bank, N.A. The credit facility consists of a $30,000,000 working capital facility and a $15,000,000 line of credit to support issuances of letters of credit. Outstanding balances on the working capital facility bear interest at our option, at either (a) the "prime" rate of interest publicly announced by SunTrust Bank, which was 9.5% at December 31, 2000, or (b) the "LIBOR" rate as reported by the Wall Street Journal, which was 6.7338% at December 31, 2000, plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities to tangible net worth. As of December 31, 2000, we had used $26,007,000 of the working capital facility and had issued $9,400,000 of letters of credit against the line of credit, leaving approximately $4 million available for future borrowings and $5.6 million available for future letters of credit. Unless this credit facility is renewed, it will expire in June 2002. At December 31, 2000, we were in violation of certain financial loan covenants. We are currently negotiating with our banks to receive a waiver for these violations. As a result of these violations, the outstanding balance on our $30 million working capital facility has been classified as short-term debt. If we are unable to get a waiver for these loan covenant violations, we may be required to repay or refinance the outstanding balance using a different bank.

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

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000. On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock. As of April 12, 2001, approximately 221,000 shares had been repurchased under this authorization. These shares may be acquired in the open market or through negotiated transactions. These repurchases may be made from time to time, depending on market conditions, share price and other factors. These repurchases are to be used primarily to satisfy our obligations under stock option and purchase plans or any other authorized incentive plans, or for issuance pursuant to future equity financing.

Outlook

During the first quarter of 2001, we instituted force reductions to eliminate approximately 250 redundant positions and regain efficiency at several of our manufacturing plants, and anticipate an additional reduction of approximately 100 redundant positions. This force reduction is expected to save approximately $8 million annually, beginning in the first quarter of 2001. In addition, all operating facilities and departments, including corporate headquarters, will be required to reduced wages by ten percent beyond the above-described reductions in force, either through additional reductions in force or through salary and wage reductions, including senior management wage reductions of ten percent, effective April 19, 2001, until we meet our budgets for financial and operational performance, as determined by the Board of Directors.

We are currently introducing new products for the retail marketplace, our Airia indoor air cleaners and wholehouse residential air cleaning systems. In contrast to our standard retail filters, the bulk of which sell for unit prices between $0.50 and $10, these new products will sell for substantially more (between $200 and $5,000, with replacement packs ranging from $3/mo. to $15/mo). These are new products which are substantially different in features, appearance and performance from competing products, and we have no actual market data on how successful they will be, and hence have no way of estimating their impact on the financial results of the Company. Any sales of these units in significant quantities will require additional financial resources, either through equity or financing, to finance working capital requirements for production and sale of these products. For example, placement of an initial stocking order of the lowest-priced unit by a national retailer with 5,000 locations would result in new sales in excess of $15 million, with commensurate working capital requirements. At this point, we cannot estimate when or how much working capital may be required to finance these new products, and cannot be certain that contingency plans currently in place will be sufficient.

Despite the recent downturn in consumer and commercial spending for computers and other electronic devices using semiconductors, our orders for cleanroom filtration products are currently strong, with a substantial backlog for these products. However, several analysts have predicted that capital spending for new semiconductor plants will be cut back in the next six months, and that several currently planned or in progress facilities will be placed on hold or canceled. Other analysts have commented that this sector currently has much lower visibility and ability to forecast than has been the norm. Hence, we believe it is reasonably likely that current orders for filters to be placed in new semiconductor facilities may be canceled with little or no notice. While these contracts typically allow for reimbursement of expenses incurred through date of cancellation, we will not realize any profits on any canceled contracts.

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

Our most common products, in terms of both unit and dollar volume, are residential throw-away spun glass filters, which usually sell for prices under $1.00. Any increase in consumer concern regarding air pollution, airborne pollens, allergens, and other residential airborne contaminants could result in replacement of some of these products with higher value products. Our higher value products include our NaturalAire higher-efficiency filters for residential use, with associated sales prices typically over $5.00 each. Any such trend would have a beneficial effect on our business. If our residential air cleaners are successful, we believe replacement filter sales, and the increased awareness of indoor air quality engendered by the simple presence of the air cleaners, will help to create and/or accelerate this trend.

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

This Outlook section, and other portions of this document, include certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words "believe," "expect," "intend," "anticipate" or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed below under the heading "Factors That May Affect Future Results" as well as:

 -  the shortage of reliable market data regarding the air filtration market,

 - changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations,

 -  anticipated working capital or other cash requirements,

 - changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

 -  product obsolescence due to the development of new technologies, and

 - various competitive factors that may prevent us from competing successfully in the marketplace.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-K will in fact occur.

Factors That May Affect Future Results

Failure to Manage Future Growth Could Adversely Impact Our Business Due to the Strain on Our Management, Financial and Other Resources

If our business continues to grow, the additional growth will place burdens on management to manage such growth while maintaining profitability. We have no guarantee that we will be able to do so. Due to our recent acquisitions and expansions, our net sales increased by approximately 405% from 1995 through 2000, (a compound annual growth rate of 32%). We may not continue to expand at this rate. Our ability to compete effectively and manage future growth depends on our ability to:

 - recruit, train and manage our work force, particularly in the areas of corporate management, accounting, research and development and operations,

 -  manage production and inventory levels to meet product demand,

 -  manage and improve production quality,

 - expand both the range of customers and the geographic scope of our customer base, and

 - improve financial and management controls, reporting systems and procedures.

Any failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Any Delay in Procuring Financing for New Products or Failure to Adequately Ramp-Up Production Capacity to Meet Demand Could Adversely Impact Our Business Due to Strain on Financial Resources.

During 2001 we are introducing and mass marketing products which, if successful, will require large amounts of additional financing and/or capital. This financing may need to be available on short notice. Any failure to obtain such financing, or delay in financing, could cause the failure of the new products due to inability to deliver on time, and could adversely impact relationships with current major accounts. In addition, delays in an untried supply chain, new production chains, and other delays common to the launch of a new product line could also adversely impact the success of the products, as well as current relationships with major accounts.

Failure to Negotiate Appropriate Loan Covenant Waivers or Obtain Alternate Financing on Beneficial Terms Could Negatively Impact Our Business and Shareholders

As of December 31, 2000, we were in violation of certain loan covenants on our $30 million operating capital line which have not been waived. If our current and ongoing attempts to obtain waivers from our banks are unsuccessful, and we are unable to obtain alternate financing on beneficial terms, we could be forced to obtain financing or raise equity under terms which would not be favorable to us in order to continue to operate our business, which could have a significantly adverse impact on our business and operations or lead to significant dilution to our existing shareholders.

We Must Develop, Produce and Sell New Products That Keep Up With Rapid Technological Change to Maintain Approximately 15% of Our Revenues and Maintain Value of Our Inventory and Other Assets

As of December 31, 2000, approximately 15% of our revenues resulted from sales of high-end filtration products that are especially vulnerable to new technology development. Our ability to remain competitive in this area will depend in part upon our ability to:

 -  anticipate technological changes,

 - develop new and enhanced filtration systems that meet our customers' needs, and

 - introduce these systems at competitive prices in a timely and cost-efficient manner.

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

Our Business May Suffer if Our Competitive Strategy is Not Successful

Our continued success depends on our ability to compete in an industry that is highly competitive. This competition may increase as new competitors enter the market. Several of these competitors may have longer operating histories and greater financial, marketing and other resources than we do. Additionally, our competitors may introduce new products or enhancements to products that could cause a decline in sales or loss of market acceptance of our existing products. Under our current competitive strategy, we endeavor to remain competitive by:

 -  increasing our market share,

 - expanding our market through the introduction of new products which require periodic replacement, and

 -  improving operating efficiencies.

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

Our Business May Suffer if Our Strategy to Increase the Size and Customer Base of the Air Filtration Market is Unsuccessful

We are developing new products as part of our strategy to increase the size and customer base of the air filtration market. We have no assurance that this strategy will be successful. We have no guarantee that any new products we develop will gain acceptance in the marketplace, or that these products will be successful. Additionally, we have no assurance we will be able to recoup the expenditures associated with the development of these products. To succeed in this area we must:

 -  increase public awareness of the issues surrounding indoor air quality,

 -  adequately address the unknown requirements of the potential customer base,

 - develop new products that are competitive in terms of price, performance and quality, and

 - avoid significant increases in current expenditure levels in development, marketing and consumer education.

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

Our Plan to Centralize Overhead Functions May Not Produce the Anticipated Benefits to Our Operating Results

We are currently implementing plans to centralize and eliminate duplication of efforts between our subsidiaries in the following areas:

 -  purchasing,

 -  production planning,

 -  shipping coordination,

 -  marketing,

 -  accounting,

 -  personnel management,

 -  risk management, and

 -  benefit plan administration.

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

Management Controls a Significant Percentage of Our Stock

As of April 12, 2001, our directors and executive officers beneficially held approximately 43.6% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

If we issue the following securities, such securities may dilute the value of the securities that our existing stockholders now hold.

We have granted warrants to purchase of total of 540,000 of our shares of common stock to various parties with exercise prices ranging from $5.54 to $14.73 per share. All of the warrants are currently exercisable. As a result, if the warrant holders exercise these warrants, we will issue shares of stock that will generally be available for sale in the public market.

We have granted options to purchase a total of 4,718,200 shares of common stock to various parties with exercise prices ranging from $2.50 to $9.50 per share. The majority of these options are currently exercisable. Additionally, most of the common stock issuable upon the exercise of these options is registered on a Form S-8. As a result, if the option holders exercise these options, we will issue shares of stock that will generally be available for sale in the public market.

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

The fair value of the Company's total debt at December 31, 2000 was approximately $49,370,000. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at December 31, 2000. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices, as the preponderance of its foreign sales occur over short periods of time or are demarcated in U.S. dollars.

Item 8. Financial Statements and Supplementary Data

        Attached, beginning at page F-1.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On November 23, 1999, the Board of Directors approved (i) the engagement of Grant Thornton LLP as the independent auditors for Flanders Corporation and (ii) the dismissal of McGladrey & Pullen LLP as such independent auditors. The shareholders ratified this selection in our annual meeting held December 21, 1999.

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

Neither Grant Thornton LLP or its members has any financial interest, direct or indirect in the Company nor has Grant Thornton LLP or any of its members ever been connected with the Company as a promoter, underwriter, trustee, director, officer or employee.

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


    Name            Age    Title
Robert R. Amerson    50    President, Chief Executive Officer and Director

Linda Palmatier      47    Vice President Retail Sales

Steven K. Clark      48    Chief Operating Officer, Vice President Finance/Chief
                           Financial Officer and Director

Knox Oakley          42    Vice President Fore-Market Sales

John Houmis          53    Vice President Engineering

Linwood Allen Hahn   52    Director

J. Russell Fleming   51    Director

Robert R. Amerson. Mr. Amerson has been President and Chief Executive Officer since 1988. Mr. Amerson is also a Director, a position he has held since 1988. He joined us in 1987 as Chief Financial Officer. Mr. Amerson has a Bachelor of Science degree in Business Administration from Atlantic Christian College.

Linda Palmatier. Ms. Palmatier, has been Vice President of Retail Sales for the Company since October 2000. From December 1998 to October 2000, Ms. Palmatier was the Company's Director of Procurement. From December 1996 through December 1998, she worked as a designer/sales representative for Com-Net Software Specialist and Signature Electronics. From August 1995 through December 1996, she worked as Director of Merchandising for J. Bill Circuit, Inc., a contract manufacturer of electronics. Ms. Palmatier holds a Bachelor of Science degree in business statistics from Virginia Commonwealth University and a Master of Science degree in humanities from the University of Richmond..

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

Knox Oakley. Mr. Oakleyhas been Vice President of Fore-Market Sales since October 2000 and Vice President of Sales for Flanders Filters, Inc., a subsidiary of the Company, since June 1994. Mr. Oakley received his Bachelor of Science degree in biology from the Citadel.

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


Item 11.    Executive Compensation

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Company's Board of Directors consists of Messrs. Hahn and Fleming, both non-employee directors, and Messr. Amerson, the Chief Executive Officer. The Audit Committee of the Company's Board of Directors consists of Messrs. Hahn and Fleming, both non-employee directors, and Messr. Clark, the Chief Financial Officer, who chairs the committee.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 2000.


                                                    Annual Compensation                  Long-Term Compensation
                                            -------------------------------------  -----------------------------------
                                                                                            Awards            Payouts
                                                                                   -------------------------  --------
                                                                                                Securities
                                                                        Other      Restricted   Underlying
                                                                       Annual        Stock       Options/      LTIP
                                                                       Compen-      Award(s)       SARs       Payouts
Name and Principal Position         Year    Salary ($)   Bonus ($)   sation ($)       ($)           (#)         ($)
------------------------------------------  -----------  ----------  ------------  -----------  ------------  --------
Robert R. Amerson                   2000(1)    250,000        -           -              -             -          -
  President and CEO                 1999       254,808        -           -              -       1,000,000(2)     -
                                    1998       250,000        -           -              -             -          -
Steven K. Clark                     2000(1)    250,000        -           -              -             -          -
  Vice President Finance/CFO        1999       250,000        -           -              -       1,000,000(2)     -
                                    1998       250,000        -           -              -             -          -
John Houmis                         2000       100,719        -           -              -             -          -
  Vice President Engineering        1999       106,164        -           -              -             -          -
                                    1998(3)     59,828        -           -              -             -          -

 1 Mr. Amerson and Mr. Clark each had an annual salary of $250,000, plus a possible bonus each year, under their respective Employment Agreements, as amended. Subsequent to year end, these salaries were reduced by ten percent, to $225,000 per year. See "Employment Agreements."

 2 Messrs. Amerson and Clark each had options to purchase 1,000,000 shares at $2.50 per share whose expiration date was extended, on December 22, 1999, from February 22, 2001 to February 22, 2006. This extension resulted in the establishment of a new measurement date for the value of the options for financial statement reporting purposes. On the date of grant, the closing market price for the Company's stock was equal to or above the options' strike price.

 3  Mr. Houmis' compensation for 1998 reflects seven months' salary.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth the aggregate number and value of stock options and SAR's exercised during the last year by the Company's Chief Executive Officer and by each of the Company's other executive officers whose annual salary, bonus and other compensation exceed $100,000.

                                                      Number of Securities
                          Shares                     Underlying Unexercised      Value of Unexercised
                         Acquired                    Options/SARs at Fiscal     In-the-Money Options/
                            On          Value             Year-End (#)         SARs at Fiscal Year-End
          Name         Exercise (#)  Realized ($)  Exercisable/Unexercisable  Exercisable/Unexercisable
---------------------  ------------  ------------  -------------------------  -------------------------
Robert  R. Amerson       1,150,000    $  431,250      2,000,000 /    -                -    /    -
Steven K. Clark          1,150,000    $  431,250      2,000,000 /    -                -    /    -
John Houmis                  -             -                  - /    -                -    /    -


COMPENSATION OF DIRECTORS

Directors who are Company employees receive no additional or special remuneration for serving as directors. The Company's non-employee Directors are paid $500 plus out-of-pocket expenses for each meeting of the Board of Directors and after being a Director for at least six months receive an automatic option to purchase 5,000 shares of the Company's common stock on January 1 of every year at or above the market price of the common stock on the date of grant for every year they remain a director. During 1999, each of the non-employee directors received an option to purchase 50,000 shares of the Company's common stock at an exercise price of $2.50 per share.

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

OTHER INFORMATION REGARDING THE BOARD OF DIRECTORS

Board Meetings and Committees

During 2000, the Board of Directors met four times and also executed various resolutions and written actions in lieu of meetings. All directors were in attendance at each of these meetings. The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors, reviews and evaluates the Company's internal audit and control functions, and monitors transactions between the Company and its employees, officers and directors. The Compensation Committee administers the Company's equity incentive plans and designates compensation levels for officers and directors of the Company. The Audit Committee met four times during 2000. The Compensation Committee met two times during 2000.

Currently, the Audit Committee consists of Messrs. Hahn, Fleming and Clark. The Compensation Committee consists of Messrs. Hahn, Fleming and Amerson.

Long-Term Incentive Plan

During 1996, the Company adopted the Long Term Incentive Plan to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 1,986,800 shares of Common Stock reserved for award under the LTI Plan. During 2000, 1999 and 1998, the Company awarded options to purchase 12,500, 52,850 and 216,850 shares of Common Stock under the LTI Plan, respectively.

The Plan is administered by the Compensation Committee. The Compensation Committee determines the total number and type of awards granted in any year, the number and selection of employees or consultants to receive awards, the number and type of awards granted to each grantee and the other terms and provisions of the awards, subject to the limitations set forth in the LTI Plan.

Stock Option Grants. The Compensation Committee has the authority to select individuals who are to receive options under the LTI Plan and to specify the terms and conditions of each option so granted (incentive or nonqualified), the exercise price (which must be at least equal to the fair market value of the common stock on the date of grant with respect to incentive stock options), the vesting provisions and the option term. Unless otherwise provided by the Compensation Committee, any option granted under the LTI Plan expires the earlier of ten years from the date of grant or, three months after the optionee's termination of service with the Company if the termination of employment is attributable to (i) disability, (ii) retirement, or (iii) any other reason, or 15 months after the optionee's death. As of April 12, 2001, there are 598,680 options outstanding under the LTI Plan.

Stock Appreciation Rights. The Compensation Committee may grant SARs separately or in tandem with a stock option award. A SAR is an incentive award that permits the holder to receive (per share covered thereby) an equal amount by which the fair market value of a share of common stock on the date of exercise exceeds the fair market value of such share on the date the SAR was granted. Under the LTI Plan, the Company may pay such amount in cash, in common stock or a combination of both. Unless otherwise provided by the Compensation Committee at the time of grant, the provisions of the LTI Plan relating to the termination of employment of a holder of a stock option will apply equally, to the extent applicable, to the holder of a SAR. A SAR granted in tandem with a related option will generally have the same terms and provisions as the related option with respect to exercisability. A SAR granted separately will have such terms as the Compensation Committee may determine, subject to the provisions of the LTI Plan. As of April 12, 2001, no SARs are outstanding under the LTI Plan.

Performance Shares. The Compensation Committee is authorized under the LTI Plan to grant performance shares to selected employees. Performance shares are rights granted to employees to receive cash, stock, or other property, the payment of which is contingent upon achieving certain performance goals established by the Compensation Committee. As of April 12, 2001, no performance shares are outstanding under the LTI Plan.

Restricted Stock Awards. The Compensation Committee is authorized under the LTI Plan to issue shares of restricted common stock eligible participants on such terms and conditions and subject to such restrictions, if any, outstanding under the LTI Plan. As of April 12, 2001, no restricted shares have been awarded under the LTI Plan.

Dividend Equivalents. The Compensation Committee may also grant dividend equivalent rights to participants subject to such terms and conditions as may be selected by the Compensation Committee. Dividend equivalent rights entitle the holder to receive payments equal to dividends with respect to all or a portion of the number of shares of stock subject to an option award or SARs, as determined by the Committee. As of April 12, 2001, no dividend equivalents are outstanding under the LTI Plan.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of April 12, 2001. Except as indicated in the following footnotes, each listed beneficial owner has sole voting and investment power over the shares of common stock held in their names.

                                                                 Percentage of
     Name and Address                Shares of Common Stock  Outstanding Shares of
   of Beneficial Owner                 Beneficially Owned       Common Stock(1)
   -------------------               ----------------------  ---------------------

Robert R. Amerson(2)                         7,914,370               27.89%
531 Flanders Filters Road
Washington, NC  27889

Linda Palmatier                                  -                     *
2399 26th Avenue North
St. Petersburg, FL  33713

Steven K. Clark(2)                           5,170,183               18.22%
2399 26th Avenue North
St. Petersburg, FL  33713

Knox Oakley(3)                                  82,725                 *
531 Flanders Filters Road
Washington, NC  27889

John Houmis                                      -                     *
2399 26th Avenue North
St. Petersburg, FL  33713

Linwood Allen Hahn(4)                           52,500                 *
531 Flanders Filters Road
Washington, NC  27889

J. Russell Fleming(4)                           70,000                 *
531 Flanders Filters Road
Washington, NC  27889

Thomas T. Allan                              1,590,232                6.03%
3114 Barracks Road
Charlottesville, VA  22901

Franklin Resources, Inc.                     1,390,286                5.27%
777 Marivers Island Blvd., 6th Fl.
San mateo, CA  94404

Dimensional Fund Advisors, Inc.              2,094,700                7.94%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

Becker Capital Management, Inc.              1,886,900                7.15%
1211 SW Fifth Avenue, Suite 2185
Portland, OR  97204

All Executive Officers and Directors
  as a Group (8 persons)(2)(3)(4)           13,289,778               43.57%

 * Represents less than 1% of the total issued and outstanding shares of common stock.

 1 Applicable percentage of ownership is based on 26,379,633 shares of common stock outstanding as of April 12, 2001, together with all applicable options for unissued securities for such shareholders exercisable within sixty days. Shares of common stock subject to options exercisable within sixty days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

 2 Includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share and 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.

 3 Includes 10,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share, and 10,000 shares which are subject to an option to purchase such shares from the Company at $7.125 per share.

 4 Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share.


Item 13. Certain Relationships and Related Transactions

At December 31, 2000, Steven K. Clark owed the Company $3,836,169 of principal and $224,231 of accrued interest which he previously borrowed to settle claims, to make certain payments under an indemnity agreement he entered into with the Company, to exercise options and to purchase certain shares from Thomas T. Allan, a former officer and director. On April 24, 1999, the Board of Directors agreed to consolidate several then existing notes from Mr. Clark and refinance Mr. Clark's debts to the Company, whereby Mr. Clark issued a note to the Company in the amount of $2,569,871 with interest accruing at the rate of LIBOR plus 1%, payable in full on December 31, 2010 or upon demand by the Company. On November 15, 2000, the Board of Directors agreed to finance the exercise of Mr. Clark's options, whereby Mr. Clark issued a note to the Company in the amount of $1,150,000 with interest accruing at the rate of LIBOR plus 1%, payable in full on December 31, 2010 or upon demand by the Company.

At December 31, 2000, Robert R. Amerson owed the Company $1,972,557 of principal and $167,822 of accrued interest which he previously borrowed to settle claims, to make certain payments under an indemnity agreement he entered into with the Company, to purchase certain shares from Thomas T. Allan, a former officer and director of the Company, and for other unspecified reasons. On April 24, 1999, the Board of Directors agreed to consolidate several then existing notes and refinance Mr. Amerson's debt to the Company, whereby Mr. Amerson issued a note to the Company in the amount of $1,555,802 with interest accruing at the rate of LIBOR plus 1%, payable in full on December 31, 2010 or upon demand by the Company, and canceled all of the other above-described notes. On April 21, 2000, the Board of Directors agreed to loan Mr. Amerson an additional $400,000 with interest accruing at the rate of LIBOR plus 1%, payable in full on December 31, 2010 or upon demand by the Company.

The Company made payments totaling $316,391 and $1,381 in 2000 and 1999, respectively, to two vendors: Superior Die-Cutting, a supplier of raw materials; and Wal-Pat II, a real estate partnership; each of which were partially owned by Robert R. Amerson and Steven K. Clark (twenty-five percent each) at December 31, 2000. At December 31, 2000, the Company owed a total of $76,994 and $11,757, respectively, to these vendors, which amounts are included in trade accounts payable.

                                   PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following constitutes a list of Financial Statements, Financial Statement Schedules and Exhibits required to be used in this report.

    (a)(1) Financial Statements: Financial Statements are included beginning at page F-1 as follows:

            Report of Grant Thornton LLP Independent Certified Public
            Accountants ....................................................F-2

            Consolidated Balance Sheets at December 31, 2000 and 1999 ......F-3

            Consolidated Statements of Operations for the years ended
            December 31, 2000, 1999 and 1998 ...............................F-4

            Consolidated Statements of Stockholders' Equity for the
            years ended December 31, 2000, 1999 and 1998 ...................F-5

            Consolidated Statements of Cash Flows for the years
            ended December 31, 2000, 1999 and 1998 .........................F-6

            Notes to Consolidated Financial Statements .....................F-8

    (a)(2)  Financial Statement Schedules

            Report of Grant Thornton LLP Independent Certified Public
            Accountants ...................................................F-26

            Schedule II.  Valuation and Qualifying Accounts ...............F-27

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

    10.17 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

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

    10.21 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

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

Dated this 12th day of April, 2001.

                                        FLANDERS CORPORATION


                                        By  /s/ Robert R. Amerson
                                            ---------------------
                                        Robert R. Amerson
                                        President, Chief Executive Officer,
                                        and Director


                                        By   /s/ Steven K. Clark
                                            ---------------------
                                        Steven K. Clark
                                        Vice President/Chief Financial Officer,
                                        Principal Accounting Officer, Chief
                                        Operating Officer and Director

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


 /s/ Robert R. Amerson       President, Chief Executive Officer      4/12/01
-------------------------    and Director                          ------------
 Robert R. Amerson

                             Chief Operating Officer, Vice
                             President/Chief Financial Officer,
/s/ Steven K. Clark          Principal Accounting Officer and        4/12/01
-------------------------    Director                              ------------
 Steven K. Clark


 /s/ Linwood Allen Hahn
-------------------------                                            4/12/01
 Linwood Allen Hahn          Director                              ------------


/s/ J. Russell Fleming
-------------------------                                            4/12/01
 J. Russell Fleming          Director                              ------------

                             FLANDERS CORPORATION


                      CONSOLIDATED FINANCIAL STATEMENTS

                Years Ended December 31, 2000, 1999 and 1998

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS







Board of Directors
Flanders Corporation


We have audited the accompanying consolidated balance sheets of Flanders Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanders Corporation and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Grant Thornton LLP

Salt Lake City, Utah
March 21, 2001

                   FLANDERS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                December 31,


ASSETS                                                  2000             1999
-------------------------------------------------  --------------  --------------
Current assets
  Cash and cash equivalents                        $   1,333,128    $    824,220
  Receivables:
    Trade, less allowance for doubtful accounts:
      2000 $1,777,973; 1999 $487,321                  33,481,302      29,023,225
    Other                                                514,202       1,415,794
  Inventories (Note C)                                28,299,766      25,901,700
  Deferred taxes (Note L)                              3,020,545       1,849,481
  Other current assets                                 6,094,903       1,959,725
  Net assets of discontinued operations (Note D)            -          5,217,737
                                                   --------------  --------------
            Total current assets                      72,743,846      66,191,882
Related party receivables (Note O)                       385,696          59,814
Other assets (Note E)                                  2,985,180       4,113,491
Intangible assets, net (Note F)                       29,185,805      30,022,487
Property and equipment, net (Notes G, H and I)        74,921,196      65,253,828
                                                   --------------  --------------
                                                   $ 180,221,723   $ 165,641,502
                                                   ==============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------
Current liabilities
  Current maturities of long-term debt and
    capital lease obligation (Notes H and I)       $  32,832,253   $   1,115,184
  Accounts payable (Note J)                           20,267,236      15,760,022
  Accrued expenses (Note K)                            6,000,140       3,895,274
                                                   --------------  --------------
            Total current liabilities                 59,099,629      20,770,480
Long-term capital lease obligation (Note I)            3,403,664            -
Long-term debt, less current maturities (Note H)      13,134,219      31,212,985
Deferred taxes (Note L)                                6,432,927       5,840,654
Commitments and contingencies
  (Notes H, I, M, N and O)
Stockholders' equity (Notes B, N, O and P)
  Preferred stock, no par value, 10,000,000
    shares authorized; none issued                         -               -
  Common stock, $.001 par value; 50,000,000
    shares authorized; issued and outstanding:
    26,379,633 in 2000; 25,435,583 in 1999                26,380          25,436
  Additional paid-in capital                          90,898,258      91,798,188
  Notes receivable (Note O)                           (7,891,208)     (6,323,308)
  Retained earnings                                   15,117,854      22,317,067
                                                   --------------  --------------
                                                      98,151,284     107,817,383
                                                   --------------  --------------
                                                   $ 180,221,723   $ 165,641,502
                                                   ==============  ==============


   The accompanying notes are an integral part of these financial statements

                   FLANDERS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                           Year Ended December 31,



                                                        2000            1999            1998
                                                   --------------  --------------  --------------
Net sales                                          $ 194,071,897   $ 171,392,281   $ 154,764,804
Cost of goods sold (Notes N, O and P)                157,154,700     127,417,753     117,104,977
                                                   --------------  --------------  --------------
      Gross profit                                    36,917,197      43,974,528      37,659,827
Operating expenses (Notes N, O and P)                 40,733,468      33,802,204      28,108,372
                                                   --------------  --------------  --------------
      Operating income (loss) from
        continuing operations                         (3,816,271)     10,172,324       9,551,455
Nonoperating income (expense) from continuing
  operations:
    Other income (expense), net (Note M)                (329,530)      1,258,440       2,014,881
    Interest expense                                  (2,794,027)     (1,257,157)       (574,950)
                                                   --------------  --------------  --------------
                                                      (3,123,557)          1,283       1,439,931
                                                   --------------  --------------  --------------
      Earnings (loss) from continuing operations
        before income taxes                           (6,939,828)     10,173,607      10,991,386
Provision (benefit) for income taxes (Note L)         (2,442,846)      4,670,682       4,450,079
                                                   --------------  --------------  --------------
      Earnings (loss) from continuing operations      (4,496,982)      5,502,925       6,541,307
Discontinued operations (Note D)
  Loss from operations of discontinued subsidiary
    (including tax benefit of $1,111,800 in
    2000; $1,134,799 in 1999 and $852,244 in 1998)    (1,819,688)     (1,792,417)     (1,252,739)
  Loss on disposal of subsidiary (including tax
    benefit of $539,200 in 2000 and $565,604
    in 1999)                                            (882,543)       (893,374)          -
                                                   --------------  --------------  --------------
Loss from discontinued operations                     (2,702,231)     (2,685,791)     (1,252,739)
                                                   --------------  --------------  --------------
    Net earnings (loss)                            $  (7,199,213)  $   2,817,134   $   5,288,568
                                                   ==============  ==============  ==============
Earnings (loss) per share from continuing
  operations (Note Q)
    Basic                                          $       (0.18)  $        0.22   $        0.26
                                                   ==============  ==============  ==============
    Diluted                                        $       (0.18)  $        0.21   $        0.24
                                                   ==============  ==============  ==============
Loss per share from discontinued operations
    Basic                                          $       (0.11)  $       (0.11)  $       (0.05)
                                                   ==============  ==============  ==============
    Diluted                                        $       (0.11)  $       (0.10)  $       (0.04)
                                                   ==============  ==============  ==============
Net earnings (loss) per share
    Basic                                          $       (0.28)  $        0.11   $        0.21
                                                   ==============  ==============  ==============
    Diluted                                        $       (0.28)  $        0.11   $        0.20
                                                   ==============  ==============  ==============
Weighted average common shares
  outstanding (Note Q)
    Basic                                             25,297,520      25,344,433      25,133,820
                                                   ==============  ==============  ==============
    Diluted                                           25,297,520      26,525,429      27,106,924
                                                   ==============  ==============  ==============

   The accompanying notes are an integral part of these financial statements

                   FLANDERS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended December 31, 2000, 1999 and 1998

                                                                Additional
                                                     Common      Paid-In        Notes         Retained
                                                     Stock       Capital      Receivable      Earnings
                                                   ---------  -------------  -------------  -------------
Balance, January 1, 1998                           $ 25,663   $ 93,243,030   $ (1,273,200)  $ 14,211,365
  Issuance of 110,000 shares of common stock to
    acquire remaining interest in a subsidiary
    from minority stockholders                          110        522,390          -              -
  Issuance of 121,264 shares of common stock upon
    non-cash exercise of stock options                  121           (121)         -              -
  Purchase and retirement of 731,350 shares of
    common stock                                       (731)    (3,284,827)         -              -
  Issuance of 461,000 shares of common stock upon
    exercise of options                                 461      1,152,039          -              -
  Issuance of receivables related to exercise
    of options                                         -              -          (722,500)         -
  Payment on receivables related to exercised
    options                                            -              -           235,700          -
  Income tax benefit of stock options exercised        -           253,795          -              -
  Registration of Company common stock                 -           (77,487)         -              -
  Valuation and release from escrow of 7,000
    shares of common stock related to
    acquisitions                                       -            28,438          -              -
  Net earnings                                         -             -              -          5,288,568
                                                   ---------  -------------  -------------  -------------
Balance, December 31, 1998                           25,624     91,837,257     (1,760,000)    19,499,933
  Issuance of 94,544 shares of common stock
    related to certain acquisitions                      95            (95)         -              -
  Interest on notes receivable secured by
    common shares                                     -              -           (254,094)         -
  Reclassification of receivables to
    shareholders                                      -              -         (4,309,214)         -
  Issuance and release from escrow of 245,899
    shares of common stock related to certain
    acquisitions                                      -            988,028          -              -
  Purchase and retirement of 283,300 shares of
    common stock                                       (283)    (1,027,002)         -              -
  Net earnings                                        -              -              -          2,817,134
                                                   ---------  -------------  -------------  -------------
Balance, December 31, 1999                           25,436     91,798,188     (6,323,308)    22,317,067
  Issuance of 2,300,000 shares of common stock
    upon exercise of options                          2,300      2,297,700     (1,150,000)         -
  Issuance of notes receivable                        -              -           (357,304)         -
  Interest on notes receivable secured by common
    shares                                            -              -            (60,596)         -
  Cancellation of 150,000 shares related to unmet
    contingent conditions of acquisitions              (150)           150          -              -
  Purchase and retirement of 1,206,000 shares of
    common stock                                     (1,206)    (3,197,780)         -              -
  Net loss                                            -              -              -         (7,199,213)
                                                   ---------  -------------  -------------  -------------
Balance, December 31, 2000                         $ 26,380   $ 90,898,258   $ (7,891,208)  $ 15,117,854


   The accompanying notes are an integral part of these financial statements

                    FLANDERS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Year Ended December 31,




                                                        2000            1999            1998
                                                   --------------  --------------  --------------
Increase (decrease) in cash and cash equivalents

CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings (loss) from continuing operations       $  (4,496,982)  $   5,502,925   $   6,541,307
  Adjustments to reconcile earnings (loss) from
    continuing operations to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                    8,535,653       6,122,134       4,854,043
      Provision (credit) for doubtful accounts         1,290,652         (64,404)        111,159
      Allowance for obsolete inventory                 1,197,710          93,586          32,414
      (Gain) loss on sale of property and
        equipment                                          -             127,703         (41,221)
      Gain on sale of real estate                          -               -             (48,767)
      Deferred income taxes                             (578,791)       (308,627)        185,814
      Income tax benefit from exercise of stock
        options                                            -               -             253,795
      Interest income on notes receivable                (60,596)       (254,094)          -
      Change in working capital components, net
        of effects from acquisitions:
          Receivables                                 (5,748,728)     (3,607,050)     (2,898,921)
          Inventories                                 (3,422,092)     (1,480,901)     (6,245,876)
          Other current assets                           200,398        (365,743)       (326,868)
          Accounts payable                             4,281,921         173,435      (2,628,592)
          Accrued expenses                             2,035,571        (350,953)        135,699
          Income taxes payable                        (3,777,814)       (298,458)        925,243
                                                   --------------  --------------  --------------
    Net cash provided by (used in) continuing
      operations                                        (543,098)      5,289,553         849,229
    Net cash used in discontinued operations            (339,116)     (1,153,100)     (1,646,011)
                                                   --------------  --------------  --------------
    Net cash provided by (used in) operating
      activities                                        (882,214)      4,136,453        (796,782)
                                                   --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash acquired                     -          (1,786,692)    (15,455,160)
  Purchase of property and equipment                (8,839,263)     (9,301,802)    (15,050,371)
  Proceeds from sale of property and equipment           -              39,000          96,005
  Proceeds from sale of real estate                      -               -             259,253
  Disbursements on notes receivables                  (634,067)       (960,709)     (2,402,404)
  Disbursements for trademarks and trade names            -             (6,216)         (9,224)
  Disbursements for goodwill                           (29,946)          -               -
  Disbursement on deferred expenses                     (9,549)       (318,855)       (248,923)
  Proceeds from repayment of notes receivable
    related to exercise of options and warrants            -             -             235,700
  Decrease in cash designated for equipment
    additions                                              -             -             856,441
  Decrease (increase) in other assets                 (146,325)      1,125,027        (347,856)
                                                   --------------  --------------  --------------
    Net cash used in investing activities of
      continuing operations                         (9,659,150)    (11,210,247)    (32,066,539)
    Net cash used in investing activities of
      discontinued operations                          (77,155)       (424,769)     (2,218,183)
                                                   --------------  --------------  --------------
    Net cash used in investing activities           (9,736,305)    (11,635,016)    (34,284,722)
                                                   --------------  --------------  --------------

                                - Continued -
   The accompanying notes are an integral part of these financial statements

                    FLANDERS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                           Year Ended December 31,



                                                        2000            1999            1998
                                                   --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (payments) from revolving
    credit agreement                                  14,637,367      (1,630,250)     12,900,000
  Proceeds from long-term borrowings                   3,901,989           -           4,500,000
  Principal payments on long-term borrowings          (5,274,805)     (2,604,392)     (1,096,416)
  Purchase and retirement of common stock             (3,198,986)     (1,027,285)     (3,285,558)
  Proceeds from exercise of options and warrants       1,150,000           -             430,000
  Cost to register common stock                            -               -             (77,487)
                                                   --------------  --------------  --------------
    Net cash provided by (used in) financing
      activities of continuing operations             11,215,565      (5,261,927)     13,370,539
    Net cash used in financing activities of
      discontinued operations                            (88,138)        (87,975)        (70,930)
                                                   --------------  --------------  --------------
    Net cash provided by (used in) financing
      activities                                      11,127,427      (5,349,902)     13,299,609
                                                   --------------  --------------  --------------
    Net increase (decrease) in cash and cash
      equivalents                                        508,908     (12,848,465)    (21,781,895)
CASH AND CASH EQUIVALENTS
    Beginning of year                                    824,220      13,672,685      35,454,580
                                                   --------------  --------------  --------------
    End of year                                    $   1,333,128   $     824,220   $  13,672,685
                                                   ==============  ==============  ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid, net of $246,207, $395,074 and
    $295,089 interest capitalized to property and
    equipment for 2000, 1999 and 1998, respectively:
      Continuing operations                        $   2,440,251   $   1,365,866   $     814,934
                                                   ==============  ==============  ==============
      Discontinued operations                      $      13,368   $      20,492   $      22,642
                                                   ==============  ==============  ==============
  Income taxes paid:
      Continuing operations                        $     421,654   $   3,257,773   $   2,486,778
                                                   ==============  ==============  ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES
  Valuation and release from escrow of 0, 245,899
    and 7,000 shares of common stock related to
    acquisitions for 2000, 1999 and 1998,
    respectively                                   $       -       $     970,528   $      28,438
                                                   ==============  ==============  ==============
  Issuance of 1,150,000, 0 and 289,000 shares of
    common stock upon exercise of options in
    exchange for receivable in 2000, 1999 and
    1998, respectively                             $   1,150,000   $       -       $     722,500
                                                   ==============  ==============  ==============
  Capital lease obligation incurred for use of
    property and equipment                         $   3,700,000   $       -       $     116,580
                                                   ==============  ==============  ==============
  Issuance of stock in exchange for minority
    interest                                       $       -       $       -       $     522,500
                                                   ==============  ==============  ==============
  Exchange of assets for minority interest         $       -       $     866,139   $       -
                                                   ==============  ==============  ==============
ACQUISITION OF COMPANIES (Note 11)
  Working capital acquired, net of cash and
    cash equivalents received                      $       -       $     592,288   $   2,635,781
  Fair value of other assets acquired,
    principally property and equipment                     -             698,647       1,742,794
  Goodwill                                                 -             647,369      11,106,585
  Long-term debt assumed                                   -            (151,612)        (30,000)
                                                   --------------  --------------  --------------
                                                   $       -       $   1,786,692   $  15,455,160
                                                   ==============  ==============  ==============


   The accompanying notes are an integral part of these financial statements

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A. Nature of Business and Summary of Significant Accounting Policies


The nature of the business and a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1. Nature of business

The Company designs, manufactures and sells air filters and related products. It is focused on providing complete environmental control systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors and viruses. The Company also designs and manufactures much of its own production equipment to automate processes to decrease labor costs associated with its standard products. The Company also produces glass-based air filter media for many of its products. The vast majority of the Company's current revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

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

2. Financial statement presentation

The accounting and reporting policies of Flanders Corporation and Subsidiaries (the Company) conform with accounting principles generally accepted in the United States of America and with general practices in the manufacturing industry.

3. Principles of consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned, except for one subsidiary which was only 80 percent owned for the year ended December 31, 1998. All material intercompany accounts and transactions have been eliminated in consolidation. Amounts of minority interest are insignificant.

4. Significant customers

Net sales for the years ended December 31, 2000, 1999 and 1998 included sales to the following major customers, together with the receivables due from those customers:

                          Amount of Net Sales                 Trade Receivable Balance
                                                                 As of December 31,
               ----------------------------------------  -------------------------------------
                   2000          1999          1998         2000         1999         1998
               ------------  ------------  ------------  -----------  -----------  -----------
Customer A     $ 16,527,125  $ 16,441,644  $ 16,030,892  $ 1,677,274  $ 1,385,692  $ 1,112,788
Customer B       24,772,898    21,148,340    16,197,490    3,256,765    2,937,626    2,286,944

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A. Nature of Business and Summary of Significant Accounting
        Policies - Continued


5. Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

6. Cash and cash equivalents

The Company maintains its cash in bank deposit accounts, which at times exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. For purposes of reporting cash flows, the Company considers all cash accounts (including $3.6 million at December 31, 2000, in bond funds restricted or designated for building and equipment acquisitions) and certificates of deposit which have an original maturity of three months or less when purchased to be cash equivalents.

7. Fair value of financial instruments

The carrying amount of cash equivalents approximates fair value at December 31, 2000 and 1999 because of the short maturity of those instruments. Based on the borrowing rates currently available to the Company for bank loans with similar maturities and similar collateral requirements, the fair value of notes payable and long-term debt approximates the carrying amounts at December 31, 2000 and 1999.

8. Inventories

Inventories are valued at lower of cost (first-in, first-out method) or market.

9. Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight line basis over 40 years. At each balance sheet date, the Company evaluates goodwill for impairment by comparing expectations of non-discounted future cash flows excluding interest costs with the carrying value of goodwill for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2000.

10. Trademarks and trade names

Trademarks and trade names are being amortized on a straight line basis over 17 years. At each balance sheet date, the Company evaluates the value of trademarks and tradenames for impairment by comparing expectations of non-discounted future cash flows excluding interest costs with the carrying value of trademarks and tradenames for each trademark or tradename having a material unamortized balance. Based upon its most recent analysis, the Company believes that no impairment of trademarks and tradenames exists at December 31, 2000.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A. Nature of Business and Summary of Significant Accounting
        Policies - Continued


11. Property and equipment

Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives. Amortization of capital leases is included in depreciation expense. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2000.

12. Revenue recognition

All sales are recognized when shipments are made to customers.

13. Income taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

14. Research and development

Research and development expenses and ongoing costs associated with improving existing products and manufacturing processes are expensed in the period incurred. Costs associated with research and development amounted to approximately $1,174,000, $763,000 and $2,250,000 for 2000, 1999 and 1998,
respectively.

15. Earnings (loss) per share

The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS are calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential, except during loss periods when their inclusion would be antidilutive.

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

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note A. Nature of Business and Summary of Significant Accounting
        Policies - Continued


19. Self-Insurance

The Company is self-insured for certain losses relating to workers' compensation claims and medical benefits. The Company has purchased stop-loss coverage in order to limit the exposure to any significant levels of workers' compensation liability claims.

Self-insured losses are accrued based upon the Company's estimate of the aggregate liability for uninsured claims incurred using the Company's historical experience.

20. Reclassifications

Certain account balances for 1999 and 1998 have been reclassified with no effect on net earnings or retained earnings to be consistent with the classification adopted for the year ended December 31, 2000.


Note B. Mergers and Acquisitions

Effective April 1, 1999, the Company purchased the Tidewater group of companies, consisting of Tidewater Air Filter Fabrication Company, Inc., Newport Manufacturing, Inc., and Bio-Tec Inc., for a total cost of acquisition, net of cash received, of approximately $1,787,000 in a transaction recorded as a purchase. Goodwill of approximately $647,000 was recorded in this transaction. Tidewater is an air filter distributor and service organization. Prior to the acquisition, Tidewater was an exclusive distributor of a competitor's products. Newport Manufacturing is an air filter manufacturer with some limited manufacturing capacity for specialty products. Bio-Tec is an indoor air quality consulting firm. The Company's financial statements include the operating results of the Tidewater group of companies from April 1, 1999.

On May 7, 1998, the Company agreed to acquire substantially all of the outstanding stock of Eco-Air Products, Inc. ("Eco-Air") in a transaction recorded as a purchase. The total cost of the acquisition, net of cash acquired, was approximately $15,455,000, plus the Company's common stock equivalent in value to $5,000,000 or cash if certain performance criteria are met. In connection with this purchase, the Company recorded approximately $11,107,000 of goodwill. Upon achieving certain performance criteria, common stock will be issued or a liability recorded for cash payment over a five year period and will be added to goodwill associated with the purchase transaction and amortized over the remaining amortization period of the respective goodwill asset. The acquisition of Eco-Air was funded by utilizing a revolving credit facility which provides a line of credit up to a maximum principal amount of $30,000,000. The effective date of the acquisition for financial statement purposes was June 30, 1998. The Company's financial statements include the operating activities and assets of Eco-Air from that date. As of December 31, 2000, no shares have been issued or liability recorded to the Eco-Air sellers as a result of not having met the performance criteria.

Summarized below are the 1998 unaudited pro forma results of operations of the Company as though Eco-Air had been acquired at the beginning of the fiscal year ended December 31, 1998.

Revenues                                                $ 178,473,654
                                                        =============
Earnings from continuing operations                     $   6,594,619
                                                        =============
Earnings per common share from continuing operations:
  Basic                                                 $        0.26
                                                        =============
  Diluted                                               $        0.24
                                                        =============

Pro forma results of operations of the Company as though Tidewater had been acquired as of January 1, 1998 are not presented because amounts of pro forma differences are not significant.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note C. Inventories

Inventories consists of the following at December 31:

                                                        2000             1999
                                                   --------------  --------------
Finished goods                                     $  12,423,309   $  12,041,722
Work in progress                                       2,440,136       1,665,953
Raw materials                                         14,822,031      12,382,025
                                                   --------------  --------------
                                                      29,685,476      26,089,700
Less allowances                                        1,385,710         188,000
                                                   --------------  --------------
                                                   $  28,299,766   $  25,901,700
                                                   ==============  ==============


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

In December 1999, the Company adopted a formal plan to close Airseal West, a wholly owned subsidiary, and sell its various assets and product lines to unrelated third parties. During the year ended December 31, 2000, approximately $3 million of fixed assets and inventory were purchased by other subsidiaries, with other assets remaining held for sale. As there are no firm purchase commitments in place regarding the sale of these assets, management estimates that there will be no proceeds from the disposal of the remaining assets at this time. During the first quarter of 2001, the Company ceased operations and completed the closure of the discontinued operations.

Operating results of Airseal West for 2000, 1999 and 1998 are shown separately in the accompanying statement of operations and combined into the heading, "Loss from operations of discontinued subsidiary."

Net sales of Airseal West for 2000, 1999 and 1998 were approximately $1,710,000, $2,354,000 and $2,237,000, respectively. These amounts are not included in net sales in the accompanying statement of operations.

Net assets of Airseal West consist of the following at December 31:

                                                        2000             1999
                                                   --------------  --------------
Accounts receivable                                $     374,952   $     952,379
Inventories                                                -           1,348,888
Other current assets                                       -              48,439
Property and equipment, net                                -           3,487,864
Accounts payable                                        (228,241)       (429,075)
Accrued liabilities                                      (69,295)        (25,204)
Long-term debt                                           (77,416)       (165,554)
                                                   --------------  --------------
                                                   $       -       $   5,217,737
                                                   ==============  ==============

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note E. Other Assets

Other assets consist of the following at December 31:

                                                        2000             1999
                                                   --------------  --------------
Real estate held for sale                          $      56,000   $   1,578,218
Notes receivable                                       1,255,420         960,709
Deposits                                                 490,267         295,643
Deferred expenses, net of accumulated
  amortization of $338,010 in 2000 and
  $214,001 in 1999                                     1,071,807       1,118,937
All other                                                111,686         159,984
                                                   --------------  --------------
                                                   $   2,985,180   $   4,113,491
                                                   ==============  ==============


Note F. Intangible Assets

Intangible assets consist of the following at December 31:

                                                        2000             1999
                                                   --------------  --------------
Goodwill, net of accumulated amortization of
  $2,555,832 in 2000 and $1,773,144 in 1999        $  28,405,089   $  29,160,232
Trademarks and trade names, net of accumulated
  amortization of $256,468 in 2000 and
  $174,929 in 1999                                       780,716         862,255
                                                   --------------  --------------
                                                   $  29,185,805   $  30,022,487
                                                   ==============  ==============


Note G. Property and Equipment

Property and equipment and estimated useful lives consist of the following at December 31:

                                                                                     Estimated
                                                        2000             1999       Useful Lives
                                                   --------------  --------------  --------------
Land                                               $   3,772,114   $   3,862,886          -
Buildings                                             37,650,718      28,107,676     15-40 years
Machinery and equipment                               48,268,362      38,411,695        10 years
Office equipment                                       7,553,043       6,187,553         5 years
Vehicles                                               1,351,045       1,141,145         5 years
Construction in progress                               2,777,843       6,382,453          -
                                                   --------------  --------------
                                                     101,373,125      84,093,408
Less accumulated depreciation                         26,451,929      18,839,580
                                                   --------------  --------------
                                                   $  74,921,196   $  65,253,828
                                                   ==============  ==============

Total depreciation expense charged to operations totaled $7,612,348, $5,544,018 and $4,435,744 for 2000, 1999 and 1998, respectively.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note H. Pledged Assets and Debt

A summary of the Company's debt, and collateral pledged thereon, consists of the following at December 31:

                                                          2000             1999
                                                     --------------  --------------
Long-term debt:

Lower of prime or LIBOR plus defined percentage
  line of credit agreements (7.338% at December
  31, 2000) (A).                                     $  26,007,117   $  11,369,750

Prime plus 0.25 percent (9.75% at December 31,
2000) notes payable to a mortgage company due in
monthly payments of $30,096 including interest
through January 2006, at which time all unpaid
principal is due, collateralized by a deed of
trust on land and buildings with a carrying value
of approximately $3,530,000 at December 31, 2000.        1,283,156       1,570,104

10.125 percent note payable to a mortgage company,
due in monthly payments of $13,775, including
interest through July 2004, collateralized by a
first deed of trust on real property.                      483,622         593,818

Various notes payable to a bank with interest at
prime plus .25 percent (9.75% at December 31,
2000) due in monthly installments of $12,038,
including interest, expiring at various times
through April 2004, collateralized by a deed of
trust on real property.                                  1,045,297       1,114,020

6.5 percent note payable to a regional development
authority, due in varying quarterly installments,
plus interest, through December 2017,
collateralized by a security agreement and
financing statement on real and personal property.       5,505,000       5,680,000

Note payable to a bank with interest at 7.9
percent until June 2001 when interest rate changes
to prime plus 0.25 percent, due in monthly
payments of $7,098 including interest through June
2017 subject to a call option in June 2007,
collateralized by a deed of trust on real
property.                                                  808,905         833,623

Industrial revenue bond with a variable tax exempt
interest rate as determined by a remarketing
agent, collateralized by a $4,000,000 letter of
credit which expires April 1, 2015.                      3,901,989           -

Note payable to an industrial development
authority, with an interest rate of 83 percent of
prime rate (7.9% at December 31, 2000), due in
monthly installments of $11,333 plus interest
through January 2005, collateralized by a deed of
trust on real property.                                    566,800         702,810

Industrial revenue bond with a variable tax exempt
interest rate as determined by a remarketing
agent, with rate effectively fixed at 5.14% by an
interest-rate swap, collateralized by a $4,500,000
letter of credit which expires April 1, 2013.            4,500,000       4,500,000

Note payable to a bank with interest at LIBOR plus
an adjusted base rate, as defined, due in monthly
installments of $17,788 plus interest, with a
balloon payment due on June 30, 2002, of
$1,120,625, collateralized by a second deed of
trust and security agreement on real property.           1,440,804       1,654,256

Real estate contract payable to a company for
purchase of land and buildings.                              -           3,994,000

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note H.    Pledged Assets and Debt - Continued

                                                          2000             1999
                                                     --------------  --------------
Various contracts payable including capital lease
obligations; interest rates from 6.3 percent to
9.6 percent at December 31, 2000 and 1999,
collateralized by certain equipment; due in
monthly payments aggregating approximately $9,000
including interest, expiring at various dates
through May 2003.                                          226,782         315,788
                                                     --------------  --------------
                                                        45,769,472      32,328,169
Less current maturities                                 32,635,253       1,115,184
                                                     --------------  --------------
                                                     $  13,134,219   $  31,212,985
                                                     ==============  ==============

(A) These are amounts outstanding on revolving credit facilities with banks which provide lines of credit up to a maximum principal amount of $45,000,000 at December 31, 2000 and 1999. The lines of credit bear interest rates at the option of the Company at either 1) prime rate, which was 9.5% at December 31, 2000, or 2) LIBOR, which was 6.338% at December 31, 2000, plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth. The line of credit agreements expire June 28, 2002. The line of credit is collateralized by the pledge of all common stock of the subsidiaries owned by the Company.

In connection with the lines of credit agreements and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, not paying dividends and maintenance of certain financial ratios at all times including a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio.

At times during 2000, and at December 31, 2000, we were in violation of certain financial loan covenants. We are currently negotiating with our banks to receive a waiver for these violations. As a result of these violations, the outstanding balance on our $30 million working capital facility and $5.5 million due to a regional development authority have been classified as short-term debt.

Aggregate maturities required on long-term debt as of December 31, 2000 are due in future years as follows:


           Year Ending December 31,
           ------------------------
                    2001                $ 32,635,253
                    2002                   2,217,521
                    2003                     782,268
                    2004                     929,411
                    2005                     319,249
                    Later years            8,885,770
                                        -------------
                                        $ 45,769,472
                                        =============

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note I. Leases

The Company leases certain facilities and equipment under long-term non-cancellable operating leases, which may be renewed in the ordinary course of business, including a building lease with a related party (Note O). During 2000, the Company leased certain manufacturing and warehousing space under a capital lease with an original term of ten years and two consecutive ten-year renewal options. Leased capital assets are included in property and equipment as follows at December 31:

                                                        2000             1999
                                                   --------------  --------------
Buildings                                          $   3,700,000   $        -
Accumulated depreciation                                 (61,667)           -
                                                   --------------  --------------
                                                   $   3,638,333   $        -
                                                   ==============  ==============


Future minimum payments, by year and in aggregate, under capital leases and operating leases with initial or remaining terms of one year or more consist of the following at December 31, 2000:

        Year Ending December 31,                   Capital leases  Operating leases
        ------------------------                   --------------  ----------------
                2001                               $     506,089   $     2,282,358
                2002                                     521,272         1,818,032
                2003                                     536,910         1,367,530
                2004                                     553,018         1,348,065
                2005                                     569,608         1,276,776
                Later years                            2,724,927         3,296,295
                                                   --------------  ----------------
            Total minimum lease payments               5,411,824   $    11,389,056
            Less amount representing interest          1,811,160   ================
                                                   --------------
            Present value of net minimum payments      3,600,664
            Current portion                              197,000
                                                   --------------
            Long-term portion                      $   3,403,664
                                                   ==============

Total rent expense charged to operations was approximately $2,900,000, $2,900,000 and $2,000,000 for 2000, 1999 and 1998, respectively.


Note J. Accounts Payable

Accounts payable consist of the following at December 31:

                                                        2000             1999
                                                   --------------  --------------
Accounts payable, trade                            $  19,841,058   $  15,017,193
Commissions payable                                      384,796         543,365
Customer deposits                                         41,382         199,464
                                                   --------------  --------------
                                                   $  20,267,236   $  15,760,022
                                                   ==============  ==============

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note K. Accrued Expenses

Accrued expenses consist of the following at December 31:

                                                        2000             1999
                                                   --------------  --------------
Payroll                                            $   1,721,570   $   1,486,216
Insurance, including workers compensation                703,953       1,053,794
Sales and use taxes                                       75,702         144,951
Interest                                                 193,580          28,680
All other                                              3,305,335       1,181,633
                                                   --------------  --------------
                                                   $   6,000,140   $   3,895,274
                                                   ==============  ==============


Note L. Income Taxes

The Company's provision (benefit) for income taxes is as follows for the years ended December 31:

                                                        2000            1999            1998
                                                   --------------  --------------  --------------
Current:
  Federal                                          $  (2,784,617)  $   2,485,920   $   2,655,933
  State                                                 (775,119)        792,986         756,088
  Foreign                                                 44,681           -               -
                                                   --------------  --------------  --------------
                                                      (3,515,055)      3,278,906       3,412,021
                                                   --------------  --------------  --------------
Deferred:
  Federal                                               (501,298)       (250,675)        162,098
  State                                                  (77,493)        (57,952)         23,716
                                                   --------------  --------------  --------------
                                                        (578,791)       (308,627)        185,814
                                                   --------------  --------------  --------------
Total                                                 (4,093,846)      2,970,279       3,597,835
Allocated to discontinued operations                  (1,651,000)     (1,700,403)       (852,244)
                                                   --------------  --------------  --------------
Total provision (benefit) from continuing
  operations                                       $  (2,442,846)  $   4,670,682   $   4,450,079
                                                   ==============  ==============  ==============

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income due to the following for years ended December 31:

                                                        2000            1999            1998
                                                   --------------  --------------  --------------
Computed "expected" tax expense (benefit)          $  (3,839,640)  $   1,967,719   $   3,021,374
Increase (decrease) in income taxes
  resulting from:
    Nondeductible expenses                               337,608         377,919         150,210
    Nontaxable income                                      -              (1,061)        (23,874)
    State income taxes net of federal
      tax benefit                                       (591,814)        427,769         515,233
    Change in valuation allowance                          -              (2,094)        (17,479)
    Tax credits                                            -               -             (47,629)
    Adjustment to estimated income tax accrual                           200,000           -
                                                   --------------  --------------  --------------
                                                   $  (4,093,846)  $   2,970,252   $   3,597,835
                                                   ==============  ==============  ==============

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note L. Income Taxes - Continued


Net deferred tax assets and liabilities consist of the following components as of December 31:

                                                        2000             1999
                                                   --------------  --------------
Deferred tax assets:
  Accounts receivable allowance                    $     638,728   $     181,935
  Inventory allowances                                 1,451,632         861,637
  Accrued expenses                                       843,582         740,261
  Prepaid expenses                                        68,270          65,648
  Contributions carryover                                 18,333           -
                                                   --------------  --------------
                                                       3,020,545       1,849,481
Deferred tax liabilities:
  Property and equipment                              (6,432,927)     (5,840,654)
                                                   --------------  --------------
                                                   $  (3,412,382)  $  (3,991,173)
                                                   ==============  ==============

The components giving rise to the net deferred tax assets and liabilities described above have been included in the accompanying consolidated balance sheets at December 31 as:

                                                        2000             1999
                                                   --------------  --------------
Current assets                                     $   3,020,545   $   1,849,481
Noncurrent liabilities                                (6,432,927)     (5,840,654)
                                                   --------------  --------------
                                                   $  (3,412,382)  $  (3,991,173)
                                                   ==============  ==============


Note M. Commitments and Contingencies

1. Employment Agreements:

The President and Chief Executive Officer, and the Chief Operating Officer/Vice President Finance/Chief Financial Officer, both have employment agreements which expire in December 2010. In addition to a base salary and bonuses which may be paid at the discretion of the Board of Directors, the agreements provide for a termination payment of the minimum amount due under the employment contract if the officer had served his full term, in the event the officer's employment is terminated under various circumstances.

The Company may pay discretionary cash bonuses to its officers and employees. The Company did not pay bonuses for 2000, 1999 and 1998.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note M. Commitments and Contingencies - Continued


2. Litigation

During 2000, the Company settled its lawsuit with a customer regarding a purchase of allegedly defective filters. As part of the settlement, the Company agreed to pay the customer $1.5 million, accept the return of the filters as payment for its account receivable, and provide the customer with HEPA filters for future work. The Company has sued the supplier of the urethane sealant used in the allegedly defective filters for supplying a sealant which did not meet specifications for the project. The amount and probability of any settlement or award is unknown at this time.

The Company is involved in a dispute with a former workers' compensation administrator and stop-loss insurer for some of the Company's subsidiaries. The administrator has alleged that they are owed insurance premiums, claims reimbursement and administrative fees. The Company has counter-sued, claiming that the administrator was negligent in its duties as administrator of our claims, that it made payments on our behalf which were specifically disallowed, that they refused to follow instructions given to them by us, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence. The amount and probability of any payment or settlement is unknown at this time. Among the issues being considered is the matter of currently unresolved workers' compensation claims whose estimate of potential loss may change as a result of this litigation. While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company's actual liability will not exceed its current estimate. Accordingly, these matters, if resolved in a manner different from management's estimate, could have a material effect on the operating results or cash flows in any one future accounting period.

From time to time, the Company is a party as plaintiff or defendant to various legal proceedings related to our normal business operations. In the opinion of management, although the outcome of any legal proceeding cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position, but could be material to the results of operations in any one future accounting period.

Note N. Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 ("Salary Savings Plan"). The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to 15 percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company's Board of Directors. The Company contributed approximately $230,000, $195,000 and $168,000 to the Salary Savings Plan for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company's employee benefit program also includes health, accident, dental, life insurance and disability benefits. Substantially all the Company's subsidiaries have elected to self-insure the health and accident insurance at an individual maximum ranging from $30,000 to $90,000 per employee per claim year. A stop loss policy is maintained for subsidiaries that are self-insured, which covers 100 percent of liability over amounts ranging from $30,000 to $80,000 per occurrence per individual per plan year. The employer's portion of claims charged to operations totaled approximately $2,045,000, $1,100,000 and $1,160,000 for 2000, 1999 and 1998, respectively.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note N. Employee Benefit Plans - Continued

During 1996, the Company adopted the Long Term Incentive Plan ("LTI Plan") to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 1,986,800 shares of Common Stock reserved for award under the LTI Plan. During 2000, 1999 and 1998, the Company awarded options to purchase 12,500, 52,850 and 216,850 shares of Common Stock under the LTI Plan, respectively (Note P).

During 1996, the Company also adopted the 1996 Director Option Plan which provides for the grant of stock options to outside directors of the Company who were elected or appointed after February 1, 1996, and who were not existing directors on the effective date of the plan. Each such outside director who is serving as a director on January 1 of each calendar year will automatically be granted an option to acquire up to 5,000 shares of Common Stock on such date, assuming such outside director had been serving for at least six months prior to the date of grant. The Company has reserved 500,000 shares of its Common Stock for issuance under the 1996 Director Option Plan which expires in 2006. During 2000, 1999 and 1998, the Company awarded options to purchase 0, 105,000 and 115,000 shares, respectively, of Common Stock under the 1996 Director Option Plan (Note P).

Note O. Related Party Transactions and Balances

At December 31, 2000 and 1999, the Company had notes receivable classified as contra-equity of $7,891,208 and $6,323,308, respectively, due from various directors, officers and employees with interest thereon varying between 6.31% and 8.75%, maturing at various dates to December 2010 and callable on demand by the Company.

These notes include a note receivable of $1,150,000 due from an officer and director with interest at LIBOR plus 1%, maturing in December 2010, callable on demand by the Company, for a subscription of stock related to the exercise of stock options.

During November 2000, the Company entered into a five-year operating leases whereby the Company is leasing 138,000 square feet of a building 50% owned by two officers and directors of the Company for $27,520 per month. The Company believes this lease is at prevailing market rates.

On January 2, 2001, the Company purchased and leased back $797,000 in manufacturing equipment from a supplier of raw materials 50% owned by two officers and directors. The Company also loaned this supplier $500,000, secured by a building and used to pay off an existing mortgage, and $400,000 to repay a credit line secured by inventory, receivables and other current assets. The Company made payments of $233,831 and $1,381 in 2000 and 1999, respectively, to this supplier. At December 31, 2000 and 1999, the Company owed to this supplier and included in trade accounts payable a total of $76,991 and $11,757, respectively.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note P.  Stock Options and Warrants

During 2000, the Company granted options to purchase 12,500 shares of common stock under its LTI Plan at a weighted average exercise price of $2.53 per share. All options granted during 2000 were non-qualified fixed price options, and were not exercisable at December 31, 2000.

The following table summarizes the activity related to all Company stock options and warrants for 2000, 1999 and 1998:

                                                                                                   Weighted Average
                                             Shares                    Exercise Price               Exercise Price
                                   ---------------------------            per Share                   per Share
                                                    Stock     ----------------------------------------------------------
                                     Warrants      Options        Warrants         Options      Warrants      Options
                                   -------------------------------------------------------------------------------------
Outstanding at January 1, 1998         637,239      7,292,920   $5.54 - 14.73   $1.00 - 9.50     $    9.57    $    3.51
  Granted                                 -           331,850         -          3.94 - 8.50           -           4.69
  Exercised                               -          (611,000)        -          1.00 - 2.50           -           2.13
  Canceled or expired                     -           (83,400)        -          1.00 - 9.50           -           2.83
                                   ------------    -----------
Outstanding at December 31, 1998       637,239      6,930,370    5.54 - 14.73    1.00 - 9.50          9.57         3.70
  Granted                                 -           157,850         -          2.50 - 4.75           -           2.97
  Exercised                               -              -            -               -                -            -
  Canceled or expired                  (25,000)       (82,520)       9.63        2.50 - 9.50          9.63         5.29
                                   ------------    -----------
Outstanding at December 31, 1999       612,239      7,005,700    5.54 - 14.73    1.00 - 9.50          9.57         3.66
  Granted                                 -            12,500         -          2.50 - 2.63           -           2.53
  Exercised                               -        (2,300,000)        -              1.00              -           1.00
  Canceled or expired                  (72,239)          -       5.34 - 8.16          -               6.07          -
                                   ------------    -----------
Outstanding at December 31, 2000       540,000      4,718,200    5.54 - 14.73    2.50 - 9.50          10.04        4.96
                                   ============    ===========
Exercisable at December 31, 2000       540,000      4,705,700    5.54 - 14.73    2.50 - 9.50          10.04        4.97
                                   ============    ===========
Exercisable at December 31, 1999       612,239      6,847,850    5.54 - 14.73    1.00 - 9.50           9.57        3.68
                                   ============    ===========
Exercisable at December 31, 1998       637,239      6,753,520    5.54 - 14.73    1.00 - 9.50           9.57        3.69
                                   ============    ===========

During 1999, the expiration date of options to purchase 2,000,000 shares at $2.50 per share was extended from February 2001 to February 2006, which resulted in a new measurement date under interpretations to APB Opinion No. 25.

The warrants and options expire at various dates ranging from February 2000 to December 2008. A further summary of information related to fixed options outstanding at December 31, 2000 is as follows:

                                                      Weighted Average             Weighted Average
  Range of Exercise             Number             Remaining Contractual            Exercise Price
       Prices          Outstanding / Exercisable        Life (Years)           Outstanding / Exercisable
---------------------- -------------------------- -------------------------   ----------------------------
$2.50 to 4.75            2,412,100 / 2,399,600              4.95                    $2.64 / 2.65
5.38 to 7.50             2,273,600 / 2,273,600              0.55                     7.35 / 7.35
8.50 to 9.50                32,500 / 32,500                 0.95                     9.19 / 9.19

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note P. Stock Options and Warrants - Continued

As permitted under accounting principles generally accepted in the United States of America, grants under the LTI Plan and other grants of options are accounted for following APB Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for grants under the LTI Plan, since all options granted had an exercise price at or above the market price of the Company's common stock on the date of grant. Had compensation cost for the LTI Plan been determined based on the grant date fair values of awards using the Black-Scholes option pricing model (the method described in FASB Statement No.
123), reported net earnings (loss) and earnings (loss) per common share would have been changed to the pro forma amounts shown below for the years ended December 31:

                                                        2000            1999            1998
                                                   --------------  --------------  --------------
Net earnings (loss):
  As reported                                      $  (7,199,213)  $   2,817,134   $   5,288,568
  Pro forma                                        $  (7,199,213)  $   1,136,155   $   4,962,085
Basic earnings (loss) per share:
  As reported                                      $       (0.28)  $        0.11   $        0.21
  Pro forma                                        $       (0.28)  $        0.04   $        0.20
Diluted earnings (loss) per share:
  As reported                                      $       (0.28)  $        0.11   $        0.20
  Pro forma                                        $       (0.28)  $        0.04   $        0.18
Weighted average fair value per option of
  options granted during the year                  $        2.17   $        1.53   $        1.40

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option pricing method prescribed in FASB Statement No. 123, with the following assumptions: Dividend rate of 0%; risk-free interest rates based upon the zero-coupon rate on the date of grant for the expected life of the option; and expected price volatility on the date of grant. Weighted average assumptions for options granted in 2000, 1999 and 1998 were as follows: Dividend rate of 0%; average risk-free interest rate of 6.00%, 5.66% and 5.18%, respectively; average expected lives of 5, 5 and 4.3 years, respectively; and average expected price volatility of 125%, 67% and 40%, respectively.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note Q. Earnings (Loss) per Share

The following data show the amounts used in computing net earnings (loss) per common share from continuing operations. The following data also show the weighted average number of shares and dilutive potential common stock.

                                                                                                        Per Share
                                                                                                         Amounts
                                                                                                      ---------------
                                                               Numerator          Denominator          Net Earnings
                                                            ----------------    -----------------     ---------------
                                                                          Year Ended December 31, 2000
                                                            ---------------------------------------------------------
Basic and diluted loss per share, loss from continuing
  operations available to common stockholders                 $    (4,496,982)        25,297,520        $     (0.18)
                                                              ================       ============       ============
Effect of assumed exercise of options and warrants and
  issuance of contingent shares excluded from calculation,
  because inclusion would be antidilutive

                                                                          Year Ended December 31, 1999
                                                            ---------------------------------------------------------
Basic earnings per share, earnings from continuing
  operations available to common stockholders                 $     5,502,925         25,344,433        $      0.22
                                                                                                        ============
Effect of dilutive securities:
  Options and warrants                                                  -              1,159,996
  Contingent shares                                                     -                 21,000
                                                              ----------------       ------------
Diluted earnings per share, earnings from continuing
  operations available to common stockholders plus assumed
  exercise of options and warrants and issuance of
  contingent shares                                           $     5,502,925         26,525,429        $      0.21
                                                              ================       ============       ============

                                                                          Year Ended December 31, 1998
                                                            ---------------------------------------------------------
Basic earnings per share, earnings from continuing
  operations available to common stockholders                 $     6,541,307         25,133,820        $      0.26
                                                                                                        ============
Effect of dilutive securities:
  Options                                                               -              1,949,177
  Contingent shares                                                     -                 21,000
  Warrants                                                              -                  2,927
                                                              ----------------       ------------
Diluted earnings per share, earnings from continuing
  operations available to common stockholders plus
  assumed exercise of options and warrants and
  issuance of contingent shares                               $     6,541,307         27,106,924        $      0.24
                                                              ================       ============       ============

                    FLANDERS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note R. Quarterly Financial Data (Unaudited)

                                                            Quarters Ended
                                       ----------------------------------------------------------
                                        March 31,       June 30,     September 30,   December 31,
                                           2000           2000           2000           2000
                                       -------------  -------------  -------------  -------------
Net sales                              $ 44,099,274   $ 50,033,661   $ 50,422,300   $ 49,516,662
Gross profit                             12,749,461     11,335,321      7,021,910      5,810,505
Operating income (loss) from
  continuing operations                   3,447,686      2,072,017     (2,491,726)    (6,844,248)
Earnings (loss) from continuing
  operations                           $  1,901,025   $    959,349   $ (1,845,452)  $ (5,511,904)
                                       =============  =============  =============  =============
Earnings (loss) from continuing
  operations per share:
    Basic                              $       0.08   $       0.04   $      (0.07)  $      (0.22)
    Diluted                                    0.08           0.04          (0.07)         (0.22)
Common stock prices:
  High                                 $      4 1/8    $     4 1/8   $     3 11/16  $     2 19/32
  Low                                         2 9/16         1 5/16        1  5/8         1  3/8

                                        March 31,       June 30,     September 30,  December 31,
                                           1999           1999           1999           1999
                                       -------------  -------------  -------------  -------------
Net sales                              $ 37,629,851   $ 44,706,108   $ 48,658,081   $ 40,398,241
Gross profit                              9,860,706     12,191,179     13,734,386      8,188,257
Operating income (loss) from
  continuing operations                   2,479,216      3,856,610      4,280,124       (443,626)
Earnings (loss) from continuing
  operations                           $  1,249,208   $  2,008,580   $  2,257,560   $    (12,423)
                                       =============  =============  =============  =============
Earnings (loss) from continuing
  operations per share:
    Basic                              $       0.05   $       0.08   $       0.09   $      -
    Diluted                                    0.05           0.08           0.09          -
Common stock prices:
    High                               $      5 1/8   $     3 13/16  $      3 3/8   $      3 1/8
    Low                                       2 9/16        2  1/2          2 3/8          2 1/4

The Company recorded significant adjustments to the fourth quarter of 2000 that are not attributable to any specific quarter. These adjustments include approximately $1.2 million of decreases in inventory valuations, a $1.5 million increase in the allowance for doubtful accounts, and other charges for write-offs, previously capitalized costs and other miscellaneous items.

                            FLANDERS CORPORATION
                        FINANCIAL STATEMENT SCHEDULE

             REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                        ON THE SUPPLEMENTAL SCHEDULE





Board of Directors
Flanders Corporation


Our audits were made for the purpose of forming an opinion on the 2000 and 1999 basic consolidated financial statements taken as a whole. The consolidated Supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our 2000 and 1999 audits of the basic consolidated financial statements and, in our opinion, the 2000 and 1999 information is fairly stated in all material respects in relation to the 2000 and 1999 basic consolidated financial statements taken as a whole.


/s/  Grant Thornton LLP

Salt Lake City, Utah
March 21, 2001

                    FLANDERS CORPORATION AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                Years Ended December 31, 2000, 1999 and 1998

                                                                  Additions
                                                            ----------------------
                                                 Balance at Charged to  Charged to                         Balance
                                                 Beginning   Cost and     Other                            at End
                                                 of Period   Expense     Accounts      Deductions         of Period
                                                 ---------- ----------  ----------     ----------         ----------
For the year ended December 31, 2000
  Allowance for doubtful accounts                $ 487,321  $1,489,129  $   -         $ (198,477)(1)      $1,777,973
  Allowance for inventory value                    188,000   1,197,710      -               -              1,385,710
                                                 ---------- ----------  ----------    -----------         ----------
    Total                                        $ 675,321  $2,686,839      -         $ (198,477)         $3,163,683
                                                 ========== ==========  ==========    ===========         ==========
For the year ended December 31, 1999
  Allowance for doubtful accounts                $ 551,725  $   39,620  $   -         $ (104,024)(1)      $  487,321
  Allowance for inventory value                     94,414      93,586      -               -                188,000
  Valuation allowance for deferred tax assets        2,094        -         -             (2,094)(2)            -
                                                 ---------- ----------  ----------    -----------         ----------
    Total                                        $ 648,233  $  133,206  $   -         $ (106,118)         $  675,321
                                                 ========== ==========  ==========    ===========         ==========
For the year ended December 31, 1998
  Allowance for doubtful accounts                $ 380,566  $  148,168     60,000     $  (37,009)(1)      $  551,725
  Allowance for inventory value                     62,000      32,414      -               -                 94,414
  Valuation allowance for deferred tax assets       19,573        -         -            (17,479)(2)           2,094
                                                 ---------- ----------  ----------    -----------         ----------
    Total                                        $ 462,139  $  180,582  $  60,000     $  (54,488)         $  648,233
                                                 ========== ==========  ==========    ===========         ==========

(1)    Uncollected receivables written-off, net of recoveries.
(2)    Reduction in allowance.