Form 10-Q
period 2001-03-31
FLANDERS CORP
filed 2001-05-15
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2001.


          26,025,633 shares common stock, par value $.001 per share
                              (Title of Class)

                            FLANDERS CORPORATION
                                  FORM 10-Q
                      FOR QUARTER ENDED MARCH 31, 2001


PART I - FINANCIAL INFORMATION                                              Page

  Item 1 -

    Financial Statements

      Consolidated Condensed Balance Sheets for March 31,
        2001 (unaudited) and December 31, 2000................................3

      Consolidated Condensed Statements of Earnings (unaudited)
        for the three months ended March 31, 2001 and 2000....................4

      Consolidated Condensed Statements of Stockholders'
        Equity for the three months ended March 31, 2001 (unaudited)
        and the year ended December 31, 2000..................................5

      Consolidated Condensed Statements of Cash Flows (unaudited)
        for the three months ended March 31, 2001 and 2000....................6

      Notes to Consolidated Condensed Financial Statements....................7

Item 2 -

    Management's Discussion and Analysis of Financial Condition and
      Results of Operations..................................................10

Item 3 -

    Quantitative and Qualitative Disclosures About Market Risk...............15

PART II - OTHER INFORMATION

    Item 1 - Legal Proceedings...............................................16

    Item 2 - Changes in Securities and Use of Proceeds.......................16

    Item 3 - Defaults Upon Senior Securities.................................16

    Item 4 - Submission of Matters to a Vote of Security Holders.............16

    Item 5 - Other Information...............................................16

    Item 6 - Exhibits and Reports on Form 8-K................................16

SIGNATURES...................................................................19

                       PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   March 31,      December 31,
ASSETS                                                               2001              2000
------                                                           -------------    -------------
                                                                  (unaudited)
Current assets
  Cash and cash equivalents                                      $  2,514,968     $  1,333,128
  Receivables:
    Trade, net of allowance for doubtful accounts of
      $1,854,977 at 3/31/2001 and $1,777,973 at 12/31/2000         32,055,240       33,481,302
    Other                                                             513,490          514,202
  Inventories (Note B)                                             32,080,892       28,299,766
  Deferred taxes                                                    3,020,545        3,020,545
  Other current assets                                              6,942,699        6,094,903
                                                                 -------------    -------------
    Total current assets                                           77,127,834       72,743,846

  Related party receivables                                         1,224,801          385,696
  Other assets                                                      2,669,637        2,985,180
  Intangible assets, net of accumulated amortization of
    $3,027,305 at 3/31/2001 and $2,812,300 at 12/31/2000           28,973,200       29,185,805
  Property and equipment, net of accumulated depreciation of
    $28,347,514 at 3/31/2001 and $26,451,929 at 12/31/2000         75,370,369       74,921,196
                                                                 -------------    -------------
                                                                 $185,365,841     $180,221,723
                                                                 =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt                           $ 35,751,296     $ 32,832,253
  Accounts payable                                                 22,026,424       20,267,236
  Accrued expenses and other current liabilities                    6,495,789        6,000,140
                                                                 -------------    -------------
    Total current liabilities                                      64,273,509       59,099,629

Long-term capital lease obligation                                  3,350,476        3,403,664

Long-term debt, less current maturities                            13,109,599       13,134,219

Deferred income taxes                                               6,432,927        6,432,927

Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares
    authorized; none issued                                             -                -
  Common stock, $.001 par value; 50,000,000 shares
    authorized; issued and outstanding:  26,025,633
    shares at 3/31/2001; 26,379,633 at 12/31/2000                      26,026           26,380
  Additional paid-in capital                                       90,312,731       90,898,258
  Notes receivable                                                 (8,015,994)      (7,891,208)
  Retained earnings                                                15,876,567       15,117,854
Total stockholders' equity                                         98,199,330       98,151,284
                                                                 -------------    -------------
                                                                 $185,365,841     $180,221,723
                                                                 =============    =============


          See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS


                                                            Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                           2001            2000
                                                       ------------    ------------
Net sales                                              $47,089,772     $44,099,274
Cost of goods sold                                      35,712,450      31,349,813
                                                       ------------    ------------
    Gross profit                                        11,377,322      12,749,461
Operating expenses                                       9,514,533       9,301,775
                                                       ------------    ------------
    Operating income from continuing operations          1,862,789       3,447,686
Nonoperating expenses from continuing
  operations, net                                         (247,596)       (129,311)
                                                       ------------    ------------
    Earnings from continuing operations before
      income taxes                                       1,615,193       3,318,375
Provision for income taxes                                 735,077       1,417,350
                                                       ------------    ------------
    Earnings from continuing operations                    880,116       1,901,025
Loss from operations of discontinued operations,
  net of tax benefit of $80,935 and $220,170 for
  the three months ended March 31, 2001 and 2000,
  respectively                                            (121,403)       (352,195)
                                                       ------------    ------------
Net earnings                                           $   758,713     $ 1,548,830
                                                       ============    ============

Earnings per share from continuing operations
  Basic                                                $      0.03     $      0.08
                                                       ============    ============
  Diluted                                              $      0.03     $      0.07
                                                       ============    ============
Loss per share from discontinued operations
  Basic                                                $     (0.00)    $     (0.01)
                                                       ============    ============
  Diluted                                              $     (0.00)    $     (0.01)
                                                       ============    ============
Net earnings per share
  Basic                                                $      0.03     $      0.06
                                                       ============    ============
  Diluted                                              $      0.03     $      0.06
                                                       ============    ============
Weighted average common and common
equivalent shares outstanding:
  Basic                                                 26,037,433      25,278,583
                                                       ============    ============
  Diluted                                               26,037,433      26,607,945
                                                       ============    ============

          See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                       Additional
                                                           Common       Paid-In           Notes        Retained
                                                            Stock       Capital        Receivable      Earnings
                                                          --------    ------------    ------------   -----------
Balance, January 1, 2000                                  $25,436     $91,798,188     $(6,323,308)   $22,317,067
  Issuance of 2,300,000 shares of common stock
    upon exercise of options                                2,300       2,297,700      (1,150,000)          -
  Issuance of notes receivable                               -               -           (357,304)          -
  Interest on notes receivable secured by common
    shares                                                   -               -            (60,596)          -
  Cancellation of 150,000 shares related to unmet
    contingent conditions of acquisitions                    (150)            150            -              -
  Purchase and retirement of 1,206,000 shares of
    common stock                                           (1,206)     (3,197,780)           -              -
  Net loss                                                   -               -               -        (7,199,213)
                                                          --------    ------------    ------------   -----------
Balance, December 31, 2000                                 26,380      90,898,258      (7,891,208)    15,117,854
  Interest on notes receivable secured by common
    shares, unaudited                                        -               -           (124,786)          -
  Purchase and retirement of 354,000 shares of
    common stock, unaudited                                  (354)       (585,527)           -              -
  Net earnings, unaudited                                    -               -               -           758,713
                                                          --------    ------------    ------------   -----------
Balance, March 31, 2001, unaudited                        $26,026     $90,312,731     $(8,015,994)   $15,876,567
                                                          ========    ============    ============   ===========

          See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                           2001            2000
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net cash provided by continuing operations         $ 1,945,555     $ 1,994,272
    Net cash used by discontinued operations              (121,403)       (572,365)
                                                       ------------    ------------
      Net cash provided by operating activities          1,824,152       1,421,907
                                                       ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                    (2,344,758)     (3,166,143)
  Net advances on notes receivable                        (539,204)        (94,493)
  Net increase in other assets                             (13,704)       (195,290)
                                                       ------------    ------------
    Net cash used in investing activities of
      continuing operations                             (2,897,666)     (3,455,926)
    Net cash used in investing activities of
      discontinued operations                                 -            (43,085)
                                                       ------------    ------------
        Net cash used in investing activities           (2,897,666)     (3,499,011)
                                                       ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of bonds                             -          3,897,694
  Purchase and retirement of common stock                 (585,881)           -
  Net proceeds from revolving credit agreement           3,197,693       1,958,299
  Net principal payments on long-term borrowings          (356,458)       (362,873)
                                                       ------------    ------------
    Net cash provided by financing activities
      of continuing operations                           2,255,354       5,493,120
    Net cash used in financing activities
      of discontinued operations                              -            (31,043)
                                                       ------------    ------------
        Net cash provided provided by financing
          activities                                     2,255,354       5,462,077
                                                       ------------    ------------
            Net increase in cash and cash equivalents    1,181,840       3,384,973
CASH AND CASH EQUIVALENTS
  Beginning of period                                    1,333,128         824,220
                                                       ------------    ------------
  End of period                                        $ 2,514,968     $ 4,209,193
                                                       ============    ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes                                     $      -        $   421,654
                                                       ============    ============
      Interest                                         $   732,796     $   428,610
                                                       ============    ============

          See Notes to Consolidated Condensed Financial Statements

Note A.    Nature of Business and Interim Financial Statements

Nature of business:

We design, manufacture and sell air filters and related products. Our business is focused on providing complete environmental control systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors and viruses. We also design and manufacture much of our production equipment to automate processes to decrease labor costs associated with our standard products. We also produce glass-based air filter media for many of our products. The vast majority of our sales come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

We have only one segment, filtration products. We sell some products for end users outside of the United States through domestic specialty cleanroom contractors. These sales are accounted for as domestic sales. We also sell products through foreign distributors, primarily in Europe, and a wholly owned subsidiary, which sells to customers in the Far East. Sales through foreign distributors and our wholly owned foreign subsidiary total less than 5% of net sales. Assets held outside the United States are negligible.

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000. The accompanying financial statements have not been examined by independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three months ended March 31, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

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

Note B. Inventories

Our inventories consist of the following at March 31, 2001 and December 31, 2000:

                                                         3/31/2001      12/31/2000
                                                       ------------    ------------
  Finished goods                                       $17,168,237     $12,423,309
  Work in progress                                       2,682,038       2,440,136
  Raw materials                                         13,616,327      14,822,031
                                                       ------------    ------------
                                                        33,466,602      29,685,476
  Less allowances                                        1,385,710       1,385,710
                                                       ------------    ------------
                                                       $32,080,892     $28,299,766
                                                       ============    ============

Note C.    Stock Options and Warrants

The following table summarizes the activity related to our stock options and warrants for the three months ended March 31, 2001 and the year ended December 31, 2000:

                                                                                        Weighted Average
                                                                Exercise Price            Exercise Price
                                                                  per Share                 per Share
                                               Stock     -----------------------------  -----------------
                                   Warrants   Options      Warrants         Options     Warrants  Options
                                   --------------------  -----------------------------  -----------------
Outstanding at January 1, 2000      612,239   7,005,700  $5.54 - 14.73   $1.00 - 9.50   $ 9.57     $ 3.66
  Granted                              -         12,500        -          2.50 - 2.63      -         2.53
  Exercised                            -     (2,300,000)       -              1.00         -         1.00
  Canceled or expired               (72,239)       -      5.54 - 8.16          -          6.07        -
                                   --------------------
Outstanding at December 31, 2000    540,000   4,718,200   8.40 - 14.73    2.50 - 9.50    10.04       4.96
  Granted                              -           -           -                           -          -
  Exercised                            -           -           -               -           -          -
  Canceled or expired                  -        (66,400)       -              2.50         -         2.50
                                   --------------------
Outstanding at March 31, 2001       540,000   4,651,800  $8.40 - 14.73   $2.50 - 9.50   $10.04     $ 4.99
                                   ====================
Exercisable at March 31, 2001       540,000   4,639,300  $8.40 - 14.73   $2.50 - 9.50   $10.04     $ 4.99
                                   ====================

The options and warrants expire at various dates ranging from June 2001 through December 2008.


Note D.    Disclosures About Debt Agreements

On February 9, 2000, we completed the extension of our $45,000,000 revolving credit facility with a bank. The credit facility consists of a $30,000,000 working capital facility and a $15,000,000 line of credit to support issuances of letters of credit. Outstanding balances on the working capital facility bear interest, at the option of the Company, at either (a) the "prime" rate of interest publicly announced by the bank, which was 8.5% at March 31, 2001, or
(b) the "LIBOR" rate as reported by the Wall Street Journal, which was 5.478% at March 31, 2001, plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth. As of March 31, 2001, the Company had used $29,205,000 of the working capital facility and had issued $9,400,000 of letters of credit against the line of credit, leaving approximately $795,000 available for future borrowings and $5.6 million available for future letters of credit. Unless this credit facility is renewed, it will expire in June 2002.

In connection with our lines of credit agreements and a note payable to a regional development authority and bank, we agreed to certain restrictive covenants which include, among other things, not paying dividends and maintenance of certain financial ratios at all times including a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio. At times during 2000 and 2001, including at December 31, 2000 and March 31, 2001, we were in violation of certain of these financial loan covenants. We are currently negotiating with our banks to receive a waiver for these violations. As a result of these violations, the outstanding balance of $29,205,000 on our $30 million working capital facility and $5.5 million due to a regional development authority have been classified as short-term debt.

Note E.    Litigation

The Company is involved in a dispute with a former workers' compensation administrator and stop-loss insurer for some of the Company's subsidiaries. The administrator has alleged that they are owed insurance premiums, claims reimbursement and administrative fees. The Company has counter-sued, claiming that the administrator was negligent in its duties as administrator of our claims, that it made payments on our behalf which were specifically disallowed, that they refused to follow instructions given to them by us, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence. The amount and probability of any payment or settlement is unknown at this time. Among the issues being considered is the matter of currently unresolved workers' compensation claims whose estimate of potential loss may change as a result of this litigation. While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company's actual liability will not exceed its current estimate. Accordingly, these matters, if resolved in a manner different from management's estimate, could have a material adverse effect on the operating results or cash flows in any one future accounting period.

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

Note E. Related Party Transactions

On January 2, 2001, the Company purchased and leased back $797,000 in manufacturing equipment from a vendor of raw materials 50% owned by two officers and directors. The Company also loaned this supplier $500,000, secured by a building and used to pay off an existing mortgage, and $400,000 to repay a credit line secured by inventory, receivables and other current assets.

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

Overview

Flanders is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and certain related products and services. Our focus has evolved from expansion through acquisition to increasing the quality and efficiency of our high-volume replacement filtration products, and using these benefits to compete more effectively in the marketplace. We also design and manufacture much of our own production equipment and also produce glass-based media for many of our air filtration products. Historical results of operations do not reflect any future operating efficiencies and improvements from integrating and consolidating the acquired businesses into our operations. As a result, historical results of operations for the periods presented should be evaluated specifically against these objectives. There can be no guarantee that we will be able to achieve these objectives and gains in efficiency.

Results of Operations for Three Months Ended March 31, 2001 Compared to March 31, 2000

The following table summarizes our results of operations as a percentage of net sales for the three months ended March 31, 2001 and 2000.

                                                         Three Months Ended
                                                            September 30,
                                             -----------------------------------------
                                                      2000                 1999
                                             -------------------   -------------------
                                                          (000's omitted)
Net sales                                    $ 47,090    100.0%    $ 44,099    100.0%
Gross profit                                   11,377     24.2       12,749     28.9
Operating expenses                              9,515     20.2        9,302     21.1
Operating income from continuing operations     1,863      4.0        3,448      7.8
Provision for income taxes                        735      1.6        1,417      3.2
Earnings from continuing operations               880      1.9        1,901      4.3
Loss from discontinued operations                (121)    (0.3)        (352)    (0.8)
Net earnings                                      759      1.6        1,549      3.5

Net sales: Net sales for the first quarter of 2001 increased by $2,991,000, or 6.8%, to $47,090,000 from $44,099,000 for the first quarter of 2000. This increase represents maintenance of our core business, and was also impacted by the comparison with an unusually seasonally strong first quarter of 2000.

Gross Profit: Gross profit for the first quarter of 2001 decreased by $1,372,000, or 10.8%, to $11,377,000, which represented 24.2% of net sales, from
$12,749,000, which represented 28.9% of net sales, for the first quarter of 2000. The decrease in gross profit was principally attributable to:

  * Expanded facilities in Tijuana, which were brought partially online during the quarter, experienced additional expenses associated with completing expansions, reorganizing production schedules, hiring and training additional laborers, and other inefficiencies typical of expanded manufacturing operations, including duplicate staffing at our San Diego and Nevada facilities. Results for the first quarter of 2001 do not include any benefit from the associated reductions in force, which were completed in March and April 2001.

  * Increased inbound freight costs for raw materials associated with fuel price increases and fuel surcharges.

Operating expenses: Operating expenses for the first quarter of 2001 increased by $213,000, or 2.3%, to $9,515,000, representing 20.2% of net sales, from $9,302,000, representing 21.1% of net sales, for the first quarter of 2000. The increase in operating expenses was caused by an increase in sales commissions and related sales expenses of approximately $250,000 commensurate with the increase in sales, balanced by our ongoing programs to reduce overhead by eliminating redundant personnel and functions at our subsidiaries.

Loss from discontinued operations: In December 1999, we adopted a formal plan to close Airseal West, a wholly-owned subsidiary, and sell its various assets and product lines to unrelated third parties. Closure of all production associated with the discontinued assets was completed during this quarter. The assets to be sold consist primarily of inventories, designs and other intellectual properties. Operating losses from Airseal West were approximately $121,000 and $352,000, net of income tax benefit, for the first quarter of 2001 and 2000, respectively.

Provision for income taxes: Our income tax provision for the first quarter of 2001 and 2000 consisted of a blended state and federal tax rate, excluding the effect of nondeductible expenses consisting primarily of amortization of goodwill of approximately $900,000 per year, of approximately 40%.


Liquidity and Capital Resources

Our working capital was $12,854,000 at March 31, 2001, compared to $13,644,000 at December 31, 2000. This includes cash and cash equivalents of $2,515,000, at March 31, 2001 and $1,333,000 at December 31, 2000.

Our trade receivables decreased $1,426,000, or 4.3%, to $32,055,000 at March 31, 2001, from $33,481,000 at December 31, 2000. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 61 days at March 31, 2001, compared to 62 days at December 31, 2000. These ratios for days sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.

Our continuing operations generated $1,946,000 and $1,994,000 of cash during the first quarter of 2001 and 2000, respectively. Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first quarter and first part of the second quarter. Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. We anticipate that current excess inventory will be sold during our busy season and will return to historical norms by the end of the third quarter of 2001. In general, we expect operations to consume cash, or generate substantially less cash than earnings before taxes, depreciation and amortization, during our first and second quarters because of increases in inventory and trade accounts receivable. Our financing activities from continuing operations generated $2,255,000 of cash during the first quarter of 2001, primarily consisting of the issuance of debt. Our investing activities from continuing operations consumed $2,898,000 of cash during the first quarter of 2001, primarily used to purchase property and equipment.

On February 9, 2000, we completed the extension of our $45,000,000 revolving credit facility with a bank. The credit facility consists of a $30,000,000 working capital facility and a $15,000,000 line of credit to support issuances of letters of credit. Outstanding balances on the working capital facility bear interest, at the option of the Company, at either (a) the "prime" rate of interest publicly announced by the bank, which was 8.5% at March 31,

2001, or (b) the "LIBOR" rate as reported by the Wall Street Journal, which was 5.478% at March 31, 2001, plus an amount equal to 1.00% to 1.95%, depending on the ratio of total liabilities of the Company to its tangible net worth. As of March 31, 2001, the Company had used $29,205,000 of the working capital facility and had issued $9,400,000 of letters of credit against the line of credit, leaving approximately $795,000 available for future borrowings and $5.6 million available for future letters of credit. Unless this credit facility is renewed, it will expire in June 2002.

In connection with our lines of credit agreements and a note payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, not paying dividends and maintenance of certain financial ratios at all times including a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio. At times during 2000 and 2001, including at December 31, 2000 and March 31, 2001, we were in violation of certain of these financial loan covenants. We are currently negotiating with our banks to receive a waiver for these violations. As a result of these violations, the outstanding balance of $29,205,000 on our $30 million working capital facility and $5.5 million due to a regional development authority have been classified as short-term debt.

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

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000. On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock. As of April 12, 2001, approximately 575,000 shares had been repurchased under this authorization. These shares may be acquired in the open market or through negotiated transactions. These repurchases may be made from time to time, depending on market conditions, share price and other factors. These repurchases are to be used primarily to satisfy our obligations under stock option and purchase plans or any other authorized incentive plans, or for issuance pursuant to future equity financing.


Outlook

During the first quarter of 2001, we instituted force reductions to eliminate approximately 250 redundant positions and regain efficiency at several of our manufacturing plants, and anticipate an additional reduction of approximately 100 redundant positions, primarily due to our reorganization of the west coast. This force reduction is expected to save approximately $8 million annually, beginning in the second quarter of 2001. In addition, all operating facilities and departments, including corporate headquarters, will be required to reduce wages by ten percent beyond the above-described reductions in force, either through additional reductions in force or through salary and wage reductions.

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

This Outlook section, and other portions of this document, include certain "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words "believe," "expect," "intend," "anticipate" or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed below under the heading "Factors That May Affect Future Results" as well as:

  * the shortage of reliable market data regarding the air filtration market,

  * changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations,

  * anticipated working capital or other cash requirements,

  * changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

  * product obsolescence due to the development of new technologies, and

  * various competitive factors that may prevent us from competing successfully in the marketplace.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-Q will in fact occur.


Factors That May Affect Future Results

Failure to Negotiate Appropriate Loan Covenant Waivers or Obtain Alternate Financing on Beneficial Terms Could Negatively Impact Our Business and Shareholders

As of March 31, 2001, we were in violation of certain loan covenants on our $30 million operating capital line and a note payable to a regional development authority which have not been waived. If our current and ongoing attempts to obtain waivers from our banks are unsuccessful, and we are unable to obtain alternate financing on beneficial terms, we could be forced to obtain financing or raise equity under terms which would not be favorable to us in order to continue to operate our business, which could have a significantly adverse impact on our business and operations or lead to significant dilution to our existing shareholders.

Failure to Manage Future Growth Could Adversely Impact Our Business Due to the Strain on Our Management, Financial and Other Resources

If our business continues to grow, the additional growth will place burdens on management to manage such growth while maintaining profitability. We have no guarantee that we will be able to do so. Due to our recent acquisitions and expansions, our net sales increased by approximately 405% from 1995 through 2000, (a compound annual growth rate of 32%). We may not continue to expand at this rate. Our ability to compete effectively and manage future growth depends on our ability to:

  * recruit, train and manage our work force, particularly in the areas of corporate management, accounting, research and development and operations,

  * manage production and inventory levels to meet product demand,

  * manage and improve production quality,

  * expand both the range of customers and the geographic scope of our customer base, and

  * improve financial and management controls, reporting systems and procedures.

Any failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Any Delay in Procuring Financing for New Products or Failure to Adequately Ramp-Up Production Capacity to Meet Demand Could Adversely Impact Our Business Due to Strain on Financial Resources.

During 2001 we are introducing new products which, if successfully mass-marketed, will require large amounts of additional financing and/or capital. This financing may need to be available on short notice. Any failure to obtain such financing, or delay in financing, could cause the failure of the new products due to inability to deliver on time, and could adversely impact relationships with current major accounts. In addition, delays in an untried supply chain, new production chains, and other delays common to the launch of a new product line could also adversely impact the success of the products, as well as current relationships with major accounts.

Our Plan to Centralize Overhead Functions May Not Produce the Anticipated Benefits to Our Operating Results

We are currently implementing plans to centralize and eliminate duplication of efforts between our subsidiaries in the following areas:

  * purchasing,

  * production planning,

  * shipping coordination,

  * marketing,

  * accounting,

  * personnel management,

  * risk management, and

  * benefit plan administration.

We have no assurance that cutting overhead in this fashion will have the anticipated benefits to our operating results. Additionally, we have no assurance that these reorganizations will not significantly disrupt the operations of the affected subsidiaries.

The preceding discussion should be read in conjunction with our annual report on Form 10-K, which also includes additional "Factors That May Affect Future Results" which are still applicable during the current period. Because of the foregoing factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

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

The fair value of our total debt at March 31, 2001 was approximately $52,211,000. We have entered into an interest rate swap agreement related to $8,500,000 of this amount, related to two outstanding Industrial Revenue Bonds. These swap agreements are hedges which have the effect of fixing the interest rate of these two IRB's at 5.14% per annum. Market risk for the remaining $43,711,000 was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in our estimated weighted average borrowing rate at March 31, 2001. Although most of the interest on our debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to our total debt for such a hypothetical change.

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

PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

    We are involved in a dispute with a former benefit plan administrator (U.S. District Court, Middle District of Florida, Tampa Division, Case No. CIV 1971-T-17-F, Liberty Mutual v. Flanders Corporation et al). Liberty Mutual was the Workers' Compensation administrator and stop-loss insurer for some of the Company's subsidiaries. They have alleged that they are owed insurance premiums, claims reimbursement and administrative fees. We have counter-sued, claiming that Liberty Mutual was negligent in its duties as administrator of our claims, that it made payments on our behalf which were specifically disallowed, that they refused to follow instructions given to them by us, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence. The amount and probability of any settlement or award related to this litigation is unknown at this time. Among the issues being considered is the matter of currently unresolved workers' compensation claims whose estimate of potential loss may change as a result of this litigation. While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company's actual liability will not exceed its current estimate. Accordingly, these matters, if resolved in a manner different from management's estimate, could have a material adverse effect on the operating results or cash flows in any one future accounting period.

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

Item 2. Changes in Securities and the Use of Proceeds - None.

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

10.23 Amendment to Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.24 Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated June 3, 1996, filed with the Form S-8 dated July 21, 1997, and incorporated herein by reference.

10.25 Stock Option Agreement between Flanders Corporation and Steven K. Clark dated February 22, 1996, filed with the Form S-8 dated July 21, 1997, and incorporated herein by reference.

10.26 Amendment to Stock Option Agreement between Flanders Corporation and Steven K. Clark dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.27 Stock Option Agreement between Flanders Corporation and Steven K. Clark dated June 3, 1996, filed with the Form S-8 dated July 21, 1997, and incorporated herein by reference.

10.28 Note Agreement between Steven K. Clark and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.29 Note Agreement between Robert R. Amerson and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.


      (b) Reports on Form 8-K - None

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated this 14th day of May, 2001.


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