Form 10-Q
period 2001-06-03
FLANDERS CORP
filed 2001-08-20
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                           Commission File No. 0-27958

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

          26,033,153 shares common stock, par value $.001 per share
                              (Title of Class)

                            FLANDERS CORPORATION
                                 FORM 10-Q
                       FOR QUARTER ENDED JUNE 30, 2001


PART I - FINANCIAL INFORMATION                                             Page

  Item 1 -

    Financial Statements

      Consolidated Condensed Balance Sheets for June 30, 2001
        (unaudited) and December 31, 2000                                    3

      Consolidated Condensed Statements of Earnings (unaudited)
        for the three and six months ended June 30, 2001 and 2000            4

      Consolidated Condensed Statements of Stockholders' Equity
        for the three and six months ended June 30, 2001 (unaudited)
        and the year ended December 31, 2000                                 5

      Consolidated Condensed Statements of Cash Flows (unaudited)
        for the three and six months ended June 30, 2001 and 2000            6

      Notes to Consolidated Condensed Financial Statements                   7

  Item 2 -

    Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                 10

  Item 3 -

    Quantitative and Qualitative Disclosures About Market Risk              15

PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                16

  Item 2 - Changes in Securities and Use of Proceeds                        16

  Item 3 - Defaults Upon Senior Securities                                  16

  Item 4 - Submission of Matters to a Vote of Security Holders              16

  Item 5 - Other Information                                                16

  Item 6 - Exhibits and Reports on Form 8-K                                 16


SIGNATURES                                                                  19

                       PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                            June 30,     December 31,
ASSETS                                                        2001           2000
-----------------------------------------------------     ------------   ------------
                                                          (unaudited)
Current assets
  Cash and cash equivalents                               $    453,307   $  1,333,128
  Receivables:
    Trade, net of allowance for doubtful accounts
      of $1,461,726 at 6/30/2001 and $1,777,973
      at 12/31/2000                                         33,234,664     33,481,302
    Other                                                      538,555        514,202
  Inventories (Note B)                                      31,069,744     28,299,766
  Deferred taxes                                             3,020,545      3,020,545
  Other current assets                                       5,940,880      6,094,903
                                                          ------------   ------------
            Total current assets                            74,257,695     72,743,846
                                                          ------------   ------------
Related party receivables                                      533,957        385,696
Other assets                                                 2,555,956      2,985,180
Intangible assets, net of accumulated
  amortization of $3,242,795 at 6/30/2001 and
  $2,812,300 at 12/31/2000                                  28,757,710     29,185,805
Property and equipment, net of accumulated
  depreciation of $30,320,107 at 6/30/2001 and
  $26,451,929 at 12/31/2000                                 76,173,905     74,921,196
                                                          ------------   ------------
                                                          $182,279,223   $180,221,723
                                                          ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------     ------------   ------------
Current liabilities
  Current maturities of long-term debt                    $  1,285,040   $ 32,832,253
  Accounts payable                                          18,290,255     20,267,236
  Accrued expenses and other current liabilities             7,186,159      6,000,140
                                                          ------------   ------------
            Total current liabilities                       26,761,454     59,099,629

Long-term capital lease obligation                           3,294,481      3,403,664
Long-term debt, less current maturities                     47,233,068     13,134,219
Deferred income taxes                                        6,432,927      6,432,927
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 10,000,000
    shares authorized; none issued                               -              -
  Common stock, $.001 par value; 50,000,000
    shares authorized; issued and outstanding:
    26,033,153 shares at 6/30/2001;
    26,379,633 at 12/31/2000                                    26,033         26,380
  Additional paid-in capital                                90,331,524     90,898,258
  Notes receivable                                          (8,132,371)    (7,891,208)
  Retained earnings                                         16,332,107     15,117,854
                                                          ------------   ------------
            Total stockholders' equity                      98,557,293     98,151,284
                                                          ------------   ------------
                                                          $182,279,223   $180,221,723
                                                          ============   ============


            See Notes to Consolidated Condensed Financial Statements.

FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                         June 30,
                                                       ----------------------------   ----------------------------
                                                           2001            2000            2001            2000
                                                       ------------    ------------   ------------    ------------
Net sales                                              $ 49,916,418    $ 50,033,661   $ 97,006,190    $ 94,132,935
Cost of goods sold                                       39,794,877      38,698,340     75,507,327      70,048,153
                                                       ------------    ------------   ------------    ------------
        Gross profit                                     10,121,541      11,335,321     21,498,863      24,084,782
Operating expenses                                        8,684,879       9,263,304     18,199,412      18,565,079
                                                       ------------    ------------   ------------    ------------
        Operating income from continuing operations       1,436,662       2,072,017      3,299,451       5,519,703
Nonoperating expenses from continuing operations, net      (424,179)       (323,103)      (671,775)       (452,414)
                                                       ------------    ------------   ------------    ------------
        Earnings from continuing operations before
          income taxes                                    1,012,483       1,748,914      2,627,676       5,067,289
Provision for income taxes                                  465,993         789,565      1,201,070       2,206,915
                                                       ------------    ------------   ------------    ------------
        Earnings from continuing operations                 546,490         959,349      1,426,606       2,860,374
Loss from operations of discontinued operations,
  net of tax benefit of $68,06 and $136,696 for the
  three months ended June 30, 2001 and 2000,
  respectively, and $148,997 and $371,493 for the
  six months ended June 30, 2001 and 2000,
  respectively                                              (90,950)       (204,924)      (212,353)       (557,119)
                                                       ------------    ------------   ------------    ------------
        Net earnings                                   $    455,540    $    754,425   $  1,214,253    $  2,303,255
                                                       ============    ============   ============    ============
Earnings per share from continuing operations
  Basic                                                $       0.02    $       0.04   $       0.05    $       0.11
                                                       ============    ============   ============    ============
  Diluted                                              $       0.02    $       0.04   $       0.05    $       0.11
                                                       ============    ============   ============    ============
Loss per share from discontinued operations
  Basic                                                $      (0.00)   $      (0.01)  $      (0.01)   $      (0.02)
                                                       ============    ============   ============    ============
  Diluted                                              $      (0.00)   $      (0.01)  $      (0.01)   $      (0.02)
                                                       ============    ============   ============    ============
Net earnings per share
  Basic                                                $       0.02    $       0.03   $       0.05    $       0.09
                                                       ============    ============   ============    ============
  Diluted                                              $       0.02    $       0.03   $       0.05    $       0.09
                                                       ============    ============   ============    ============
Weighted average common and common
  equivalent shares outstanding:
    Basic                                                26,033,153      25,261,880     26,039,011      25,270,231
                                                       ============    ============   ============    ============
    Diluted                                              26,033,153      26,472,188     26,039,011      26,540,066
                                                       ============    ============   ============    ============

          See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       Additional
                                                           Common       Paid-In           Notes        Retained
                                                            Stock       Capital        Receivable      Earnings
                                                          --------    ------------    ------------   ------------
Balance, January 1, 2000                                  $ 25,436    $ 91,798,188    $ (6,323,308)  $ 22,317,067
  Issuance of 2,300,000 shares of common stock upon
    exercise of options                                      2,300       2,297,700      (1,150,000)         -
  Issuance of notes receivable                               -               -            (357,304)         -
  Interest on notes receivable secured by common
    shares                                                   -               -             (60,596)         -
  Cancellation of 150,000 shares related to unmet
    contingent conditions of acquisitions                     (150)            150           -              -
  Purchase and retirement of 1,206,000 shares of
    common stock                                            (1,206)     (3,197,780)          -              -
  Net loss                                                   -               -               -         (7,199,213)
                                                          --------    ------------    ------------   ------------
Balance, December 31, 2000                                  26,380      90,898,258      (7,891,208)    15,117,854
  Interest on notes receivable secured by common
    shares                                                   -               -            (241,163)         -
  Purchase and retirement of 354,000 shares of
    common stock, unaudited                                   (354)       (585,527)          -              -
  Issuance of 7,520 shares of common stock upon
    exercise of options                                          7          18,793           -              -
  Net earnings, unaudited                                    -               -               -          1,214,253
                                                          --------    ------------    ------------   ------------
Balance, June 30, 2001, unaudited                         $ 26,033    $ 90,331,524    $ (8,132,371)  $ 16,332,107
                                                          ========    ============    ============   ============

          See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                              Three Months Ended               Six Months Ended
                                                                   June 30,                         June 30,
                                                         ----------------------------   ----------------------------
                                                             2001            2000            2001            2000
                                                         ------------    ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided (used) by continuing operations      $    409,972    $ (3,728,835)  $  2,355,527    $ (1,734,563)
  Net cash provided (used) by discontinued operations         (90,950)      1,231,525       (212,353)        659,160
                                                         ------------    ------------   ------------    ------------
      Net cash provided (used) by operating activities        319,022      (2,497,310)     2,143,174      (1,075,403)
                                                         ------------    ------------   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                       (2,776,127)     (1,830,719)    (5,120,885)     (4,996,862)
  Net payments (advances) on notes receivable                 747,529        (120,266)       208,325        (214,759)
  Net decrease (increase) in other assets                      46,698         (73,772)        32,994        (269,062)
                                                         ------------    ------------   ------------    ------------
    Net cash used in investing activities of
      continuing operations                                (1,981,900)     (2,024,757)    (4,879,566)     (5,480,683)
    Net cash used in investing activities of
      discontinued operations                                   -             (11,215)         -             (54,300)
                                                         ------------    ------------   ------------    ------------
        Net cash used in investing activities              (1,981,900)     (2,035,972)    (4,879,566)     (5,534,983)
                                                         ------------    ------------   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of bonds                               -               -              -           3,897,694
  Purchase and retirement of common stock                       -            (125,000)      (585,881)       (125,000)
  Net change in revolving credit agreement                   (135,206)      8,846,845      3,062,487      10,805,144
  Net principal payments on long-term borrowings             (263,577)     (4,260,285)      (620,035)     (4,623,158)
                                                         ------------    ------------   ------------    ------------
    Net cash provided (used) by financing
      activities of continuing operations                    (398,783)      4,461,560      1,856,571       9,954,680
    Net cash used in financing activities
      of discontinued operations                                -             (22,427)         -             (53,470)
                                                         ------------    ------------   ------------    ------------
        Net cash provided (used) by financing
          activities                                         (398,783)      4,439,133      1,856,571       9,901,210
                                                         ------------    ------------   ------------    ------------
            Net change in cash and cash equivalents        (2,061,661)        (94,149)      (879,821)      3,290,824

CASH AND CASH EQUIVALENTS
            Beginning of period                             2,514,968       4,209,193      1,333,128         824,220
                                                         ------------    ------------   ------------    ------------
            End of period                                $    453,307    $  4,115,044   $    453,307    $  4,115,044
                                                         ============    ============   ============    ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes                                       $      -        $      -       $      -        $    421,654
                                                         ============    ============   ============    ============
      Interest                                           $    880,504    $    554,184   $  1,613,300    $    982,794
                                                         ============    ============   ============    ============

          See Notes to Consolidated Condensed Financial Statements

Note A.    Nature of Business and Interim Financial Statements

Nature of business:

We design, manufacture and sell air filters and related products. Our business is focused on providing complete environmental control systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors and specialized pharmaceuticals. We also design and manufacture much of our production equipment to automate processes to decrease labor costs associated with our standard products. We also produce glass-based air filter media for many of our products. The vast majority of our sales come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000. The accompanying financial statements have not been examined by independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three months and six months ended June 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

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


Note B.    Inventories

Our inventories consist of the following at June 30, 2001 and December 31, 2000:

                                                         6/30/2001      12/31/2000
                                                       ------------    ------------
Finished goods                                         $ 15,332,646    $ 12,423,309
Work in progress                                          3,059,276       2,440,136
Raw materials                                            14,063,532      14,822,031
                                                       ------------    ------------
                                                         32,455,454      29,685,476
Less allowances                                           1,385,710       1,385,710
                                                       ------------    ------------
                                                       $ 31,069,744    $ 28,299,766
                                                       ============    ============

Note C. Stock Options and Warrants

The following table summarizes the activity related to our stock options and warrants for the three months ended June 30, 2001 and the year ended December 31, 2000:

                                                                                        Weighted Average
                                                                Exercise Price            Exercise Price
                                                                  per Share                 per Share
                                               Stock     -----------------------------  -----------------
                                   Warrants   Options      Warrants         Options     Warrants  Options
                                   --------------------  -----------------------------  -----------------
Outstanding at January 1, 2000      612,239   7,013,220  $5.54 - 14.73   $1.00 - 9.50   $ 9.57     $ 3.66
  Granted                             -          12,500        -          2.50 - 2.63      -         2.53
  Exercised                           -      (2,300,000)       -              1.00         -         1.00
  Canceled or expired               (72,239)      -       5.54 - 8.16          -          6.07        -
                                   --------------------
Outstanding at December 31, 2000    540,000   4,725,720   8.40 - 14.73    2.50 - 9.50    10.04       4.96
  Granted                             -          50,000        -              2.05         -         2.05
  Exercised                           -           -            -               -           -          -
  Canceled or expired                 -      (2,137,420)       -          2.50 - 9.50      -         7.37
                                   --------------------
Outstanding at June 30, 2001        540,000   2,638,300  $8.40 - 14.73   $2.05 - 8.50   $10.04     $ 2.96
                                   ====================
Exercisable at June 30, 2001        540,000   2,625,800  $8.40 - 14.73   $2.50 - 8.50   $10.04     $ 2.99
                                   ====================

The options and warrants expire at various dates ranging from January 2002 through December 2008.


Note D.    Disclosures About Debt Agreements

On February 9, 2000, we completed the extension of our $45,000,000 revolving credit facility with a bank. The credit facility consists of a $30 million working capital facility and a $15 million line of credit to support issuances of letters of credit. Outstanding balances on the working capital facility bear interest, at the option of the Company, at either (a) the "prime" rate of interest publicly announced by the bank, which was 6.75% at June 30, 2001, or
(b) the "LIBOR" rate as reported by the Wall Street Journal, which was 3.7375% at June 30, 2001, plus an amount equal to 1.0% to 2.5%, depending on the ratio of total liabilities of the Company to its tangible net worth.

In connection with our lines of credit agreements and a note payable to a regional development authority and bank, we agreed to certain restrictive covenants which include, among other things, not paying dividends and maintenance of certain financial ratios at all times including a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio. At times during 2000 and 2001, including at December 31, 2000 and June 30, 2001, we were in violation of certain of these financial loan covenants. We have received waivers for these violations and signed an agreement to amend the credit agreement which modifies required financial ratios and other loan covenants. The amendment also reduces the amount available for issuing letters of credit to $10 million.

As of June 30, 2001, the Company had used approximately $29,477,000 of the working capital facility and had issued $9,400,000 of letters of credit against the line of credit, leaving approximately $0.5 million available for future borrowings and $0.6 million available for future letters of credit. Unless this credit facility is renewed, it will expire in June 2002.

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

Results of Operations for the Three Months Ended June 30, 2001 Compared to June 30, 2000

The following table summarizes our results of operations as a percentage of net sales for the three months ended June 30, 2001 and 2000.

                                                         Three Months Ended
                                                              June 30,
                                             -----------------------------------------
                                                      2001                 2000
                                             -------------------   -------------------
                                                          (000's omitted)
Net sales                                    $ 49,916    100.0%    $ 50,034    100.0%
Gross profit                                   10,122     20.3       11,335     22.7
Operating expenses                              8,685     17.4        9,263     18.5
Operating income from continuing operations     1,437      2.9        2,072      4.1
Provision for income taxes                        466      0.9          790      1.6
Earnings from continuing operations               546      1.1          959      1.9
Loss from discontinued operations                 (91)    (0.2)        (205)    (0.4)
Net earnings                                      456      0.9          754      1.5

Net sales: Net sales for the second quarter of 2001 decreased by $118,000, or 0.2%, to $49,916,000 from $50,034,000 for the second quarter of 2000. This represents the attraction of additional core business and the capture of additional market share from competitors in a contracting market, balanced by the elimination of our unprofitable tubing insulation product line in May 2001.

Gross Profit: Gross profit for the second quarter of 2001 decreased by $1,213,000, or 10.7%, to $10,122,000, which represented 20.3% of net sales, from
$11,335,000, which represented 22.7% of net sales, for the second quarter of 2000. The decrease in gross profit was principally attributable to:

 * Increased price competition for several major retail accounts.

 * Increased inbound freight costs for raw materials associated with fuel price increases and fuel surcharges.

Operating expenses: Operating expenses for the second quarter of 2001 decreased by $578,000, or 6.2%, to $8,685,000, representing 17.4% of net sales, from $9,263,000, representing 18.5% of net sales, for the second quarter of 2000. The decrease in operating expenses was caused by our ongoing programs to reduce overhead by eliminating redundant personnel and functions at our subsidiaries.

Loss from discontinued operations: In December 1999, we adopted a formal plan to close Airseal West, a wholly-owned subsidiary, and sell its various assets and product lines to unrelated third parties. Closure of all production associated with the discontinued assets was completed during this quarter. The assets to be sold consist primarily of inventories, designs and other intellectual properties. Operating losses from Airseal West were approximately $91,000 and $205,000, net of income tax benefit, for the second quarter of 2001 and 2000, respectively.

Provision for income taxes: Our income tax provision for the second quarter of 2001 and 2000 consisted of a blended state and federal tax rate, excluding the effect of nondeductible expenses consisting primarily of amortization of goodwill of approximately $900,000 per year, of approximately 40%.


Results of Operations for the Six Months Ended June 30, 2001 Compared to June 30, 2000

The following table summarizes our results of operations as a percentage of net sales for the six months ended June 30, 2001 and 2000.

                                                         Three Months Ended
                                                              June 30,
                                             -----------------------------------------
                                                      2001                 2000
                                             -------------------   -------------------
                                                          (000's omitted)
Net sales                                    $ 97,006    100.0%    $ 94,133    100.0%
Gross profit                                   21,499     22.2       24,085     25.6
Operating expenses                             18,199     18.8       18,565     19.7
Operating income from continuing operations     3,299      3.4        5,520      5.9
Provision for income taxes                      1,201      1.2        2,207      2.3
Earnings from continuing operations             1,427      1.5        2,860      3.0
Loss from discontinued operations                (212)    (0.2)         557      0.6
Net earnings                                    1,214      1.3        2,303      2.4

Net sales: Net sales for the first half of 2001 increased by $2,873,000, or 3.1%, to $97,006,000 from $94,133,000 for the first half of 2000. This increase represents the attraction of additional core business and the capture of additional market share from competitors in a contracting market, partially balanced by the elimination of our tubing insulation product line in June 2001.

Gross Profit: Gross profit for the first half of 2001 decreased by $2,586,000, or 10.7%, to $21,499,000, which represented 22.2% of net sales, from $24,085,000, which represented 25.6% of net sales, for the first half of 2000. The decrease in gross profit was principally attributable to:

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

 *  Increased price competition for several major retail accounts.

 * Increased inbound freight costs for raw materials associated with fuel price increases and fuel surcharges.

Operating expenses: Operating expenses for the first half of 2001 decreased by $366,000, or 2.0%, to $18,199,000, representing 18.8% of net sales, from
$18,565,000, representing 19.7% of net sales, for the first half of 2000. The increase in operating expenses was caused primarily by our ongoing programs to reduce overhead by eliminating redundant personnel and functions at our subsidiaries.

Loss from discontinued operations: In December 1999, we adopted a formal plan to close Airseal West, a wholly-owned subsidiary, and sell its various assets and product lines to unrelated third parties. Closure of all production associated with the discontinued assets was completed during this quarter. The assets to be sold consist primarily of inventories, designs and other intellectual properties. Operating losses from Airseal West were approximately $212,000 and $557,000, net of income tax benefit, for the first half of 2001 and 2000, respectively.

Provision for income taxes: Our income tax provision for the first half of 2001 and 2000 consisted of a blended state and federal tax rate, excluding the effect of nondeductible expenses consisting primarily of amortization of goodwill of approximately $900,000 per year, of approximately 40%.

Liquidity and Capital Resources

Our working capital was $47,497,000 at June 30, 2001, compared to $13,644,000 at December 31, 2000. This includes cash and cash equivalents of $453,000, at June 30, 2001 and $1,333,000 at December 31, 2000. The major cause of the difference in working capital was changing the classification of our revolving credit facility from short-term to long-term debt based upon the receipt of various loan covenant waivers. Using comparable classifications, working capital was $18,009,000 at June 30, 2001.

Our trade receivables decreased $246,000, or 0.7%, to $33,235,000 at June 30, 2001, from $33,481,000 at December 31, 2000. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 61 days at June 30, 2001, compared to 62 days at December 31, 2000. These ratios for days sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.

Our continuing operations provided $410,000 of cash during the second quarter of 2001 compared to using $3,729,000 during the second quarter of 2000. Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first quarter and first part of the second quarter. Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. We anticipate that current excess inventory will be sold during our busy season and will return to historical norms by the end of the third quarter of 2001. In general, we expect operations to consume cash, or generate substantially less cash than earnings before taxes, depreciation and amortization, during our first and second quarters because of increases in inventory and trade accounts receivable. Our financing activities from continuing operations consumed $399,000 of cash during the second quarter of 2001, primarily consisting of net payments on debt. Our investing activities from continuing operations consumed $1,982,000 of cash during the second quarter of 2001, primarily used to purchase property and equipment.

On February 9, 2000, we completed the extension of our $45,000,000 revolving credit facility with a bank. The credit facility consists of a $30 million working capital facility and a $15 million line of credit to support issuances of letters of credit. Outstanding balances on the working capital facility bear interest, at the option of the Company, at either (a) the "prime" rate of interest publicly announced by the bank, which was 6.75% at June 30, 2001, or
(b) the "LIBOR" rate as reported by the Wall Street Journal, which was 3.7375% at June 30, 2001, plus an amount equal to 1.0% to 2.5%, depending on the ratio of total liabilities of the Company to its tangible net worth.

In connection with our lines of credit agreements and a note payable to a regional development authority and bank, we agreed to certain restrictive covenants which include, among other things, not paying dividends and maintenance of certain financial ratios at all times including a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio. At times during 2000 and 2001, including at December 31, 2000 and June 30, 2001, we were in violation of certain of these financial loan covenants. We have received waivers for these violations and signed an agreement to amend the credit agreement which modifies required financial ratios and other loan covenants. The amendment also reduces the amount available for issuing letters of credit to $10 million.

As of June 30, 2001, the Company had used approximately $29,477,000 of the working capital facility and had issued $9,400,000 of letters of credit against the line of credit, leaving approximately $0.5 million available for future borrowings and $0.6 million available for future letters of credit. Unless this credit facility is renewed, it will expire in June 2002.

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

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000. On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock. As of August 20, 2001, approximately 575,000 shares had been repurchased under this authorization. These shares may be acquired in the open market or through negotiated transactions. These repurchases may be made from time to time, depending on market conditions, share price and other factors. These repurchases are to be used primarily to satisfy our obligations under stock option and purchase plans or any other authorized incentive plans, or for issuance pursuant to future equity financing.

Outlook

During the first half of 2001, we began force reductions to eliminate approximately 350 redundant positions and regain efficiency at several of our manufacturing plants, primarily due to our reorganization of the west coast. This force reduction is expected to save approximately $8 million annually, with being phased in beginning in the second quarter of 2001. In addition, all employees have taken a ten percent reduction in wages, beginning in August.

We are currently introducing new products for the retail marketplace, primarily our Airia indoor air cleaners and wholehouse residential air cleaning systems. In contrast to our standard retail filters, the bulk of which sell for unit prices between $0.50 and $10, these new products will sell for substantially more (between $200 and $5,000, with replacement packs ranging from $3/mo. to $15/mo). These are new products which are substantially different in features, appearance and performance from competing products, and we have no actual market data on how successful they will be, and hence have no way of estimating their impact on the financial results of the Company. Any sales of these units in significant quantities will require additional financial resources, either through equity or financing, to meet working capital requirements for production and sale of these products.

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

The fair value of our total debt at June 30, 2001 was approximately $51,813,000. We have entered into an interest rate swap agreement related to $8,500,000 of this amount, related to two outstanding Industrial Revenue Bonds. These swap agreements are hedges which have the effect of fixing the interest rate of these two IRB's at 5.14% per annum. Market risk for the remaining $43,313,000 was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in our estimated weighted average borrowing rate at June 30, 2001. Although most of the interest on our debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to our total debt for such a hypothetical change.

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

Dated this 20th day of August, 2001.


                                FLANDERS CORPORATION




                                By:  /s/ Robert R. Amerson
                                     Robert R. Amerson
                                President, Chief Executive Officer and Director



                                By:  /s/ Steven K. Clark
                                     Steven K. Clark
                                Chief Operating Officer, Vice President/Chief Financial Officer, Principal Accounting Officer and Director