Form 10-Q
period 2001-09-30
FLANDERS CORP
filed 2001-11-19
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                           Commission File No. 0-27958

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

     YES [X]       NO  [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date (November 16, 2001).

          26,033,153 shares common stock, par value $.001 per share
                              (Title of Class)

                            FLANDERS CORPORATION
                                 FORM 10-Q
                     FOR QUARTER ENDED SEPTEMBER 30, 2001


PART I - FINANCIAL INFORMATION                                              Page

  Item 1 -

    Financial Statements

      Consolidated Condensed Balance Sheets for September 30, 2001
        (unaudited) and December 31, 2000                                     3

      Consolidated Condensed Statements of Operations (unaudited) for
        the three and nine months ended September 30, 2001 and 2000           4

        Consolidated Condensed Statements of Stockholders' Equity for
          the nine months ended September 30, 2001 (unaudited) and
          the year ended December 31, 2000                                    5

        Consolidated Condensed Statements of Cash Flows (unaudited)
          for the three and nine months ended September 30, 2001 and
          2000                                                                6

        Notes to Consolidated Condensed Financial Statements                  7

  Item 2 -

    Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                  10

  Item 3 -

    Quantitative and Qualitative Disclosures About Market Risk               15


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                 16

  Item 2 - Changes in Securities and Use of Proceeds                         16

  Item 3 - Defaults Upon Senior Securities                                   16

  Item 4 - Submission of Matters to a Vote of Security Holders               16

  Item 5 - Other Information                                                 16

  Item 6 - Exhibits and Reports on Form 8-K                                  16


SIGNATURES                                                                   19

                        PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                         September 30,   December 31,
ASSETS                                                        2001           2000
-----------------------------------------------------     ------------   ------------
                                                          (unaudited)
Current assets
  Cash and cash equivalents                               $  3,814,122   $  1,333,128
  Receivables:
    Trade, net of allowance for doubtful accounts of
      $1,607,609 at 9/30/2001 and $1,777,973 at
      12/31/2000                                            33,232,348     33,481,302
    Other                                                      398,549        514,202
  Inventories (Note B)                                      31,877,543     28,299,766
  Deferred taxes                                             3,020,545      3,020,545
  Other current assets                                       5,541,473      6,094,903
                                                          ------------   ------------
        Total current assets                                77,884,580     72,743,846

Related party receivables                                      492,878        385,696
Other assets                                                 2,474,010      2,985,180
Intangible assets, net of accumulated amortization
  of $3,456,844 at 9/30/2001 and $2,812,300 at
  12/31/2000                                                28,546,553     29,185,805
Property and equipment, net of accumulated
  depreciation of $32,223,272 at 9/30/2001 and
  $26,451,929 at 12/31/2000                                 75,964,674     74,921,196
                                                          ------------   ------------
                                                          $185,362,695   $180,221,723
                                                          ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
-----------------------------------------------------     ------------   ------------
Current liabilities
  Current maturities of long-term debt                    $ 30,350,229   $ 32,832,253
  Accounts payable                                          20,327,178     20,267,236
  Accrued expenses and other current liabilities             8,262,068      6,000,140
                                                          ------------   ------------
        Total current liabilities                           58,939,475     59,099,629

Long-term capital lease obligation                           3,234,654      3,403,664
Long-term debt, less current maturities                     17,555,006     13,134,219
Deferred income taxes                                        6,432,927      6,432,927
Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares
    authorized; none issued                                      -              -
  Common stock, $.001 par value; 50,000,000 shares
    authorized; issued and outstanding:  26,033,153
    shares at 9/30/2001; 26,379,633 at 12/31/2000               26,033         26,380
  Additional paid-in capital                                90,331,524     90,898,258
  Notes receivable                                          (8,235,218)    (7,891,208)
  Retained earnings                                         17,078,294     15,117,854
                                                          ------------   ------------
        Total stockholders' equity                          99,200,633     98,151,284
                                                          ------------   ------------
                                                          $185,362,695   $180,221,723
                                                          ============   ============


            See Notes to Consolidated Condensed Financial Statements.

FLANDERS CORPORATION AND SUBSIDIARIES
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       ----------------------------   ----------------------------
                                                           2001            2000            2001            2000
                                                       ------------    ------------   ------------    ------------
Net sales                                              $ 49,862,475    $ 50,422,300   $146,868,665    $144,555,235
Cost of goods sold                                       38,974,568      43,400,390    114,481,895     113,448,543
                                                       ------------    ------------   ------------    ------------
        Gross profit                                     10,887,907       7,021,910     32,386,770      31,106,692
Operating expenses                                        8,788,590       9,513,636     26,988,002      28,078,715
                                                       ------------    ------------   ------------    ------------
        Operating income (loss) from
          continuing operations                           2,099,317      (2,491,726)     5,398,768       3,027,977
Nonoperating expenses from continuing operations, net      (655,707)       (434,026)    (1,327,482)       (886,440)
                                                       ------------    ------------   ------------    ------------
        Earnings (loss) from continuing operations
          before income taxes                             1,443,610      (2,925,752)     4,071,286       2,141,537
Provision for income taxes                                  697,423      (1,080,300)     1,898,493       1,126,615
                                                       ------------    ------------   ------------    ------------
        Earnings (loss) from continuing operations          746,187      (1,845,452)     2,172,793       1,014,922
Loss from operations of discontinued operations,
  net of tax benefit of $0 and $242,535 for the
  three months ended September 30, 2001 and 2000,
  respectively, and $148,997 and $614,028 for the
  nine months ended September 30, 2001 and 2000,
  respectively                                                -            (363,923)      (212,353)       (921,042)
                                                       ------------    ------------   ------------    ------------
            Net earnings (loss)                        $    746,187    $ (2,209,375)  $  1,960,440    $     93,880
                                                       ============    ============   ============    ============
Earnings (loss) per share from continuing operations
  Basic                                                $       0.03    $      (0.07)  $       0.08    $       0.04
                                                       ============    ============   ============    ============
  Diluted                                              $       0.03    $      (0.07)  $       0.08    $       0.04
                                                       ============    ============   ============    ============
Loss per share from discontinued operations
  Basic                                                $       -       $      (0.01)  $      (0.01)   $      (0.04)
                                                       ============    ============   ============    ============
  Diluted                                              $       -       $      (0.01)  $      (0.01)   $      (0.04)
                                                       ============    ============   ============    ============
Net earnings (loss) per share
  Basic                                                $       0.03    $      (0.09)  $       0.08    $       0.00
                                                       ============    ============   ============    ============
  Diluted                                              $       0.03    $      (0.09)  $       0.08    $       0.00
                                                       ============    ============   ============    ============
Weighted average common and common
  equivalent shares outstanding:
    Basic                                                26,033,153      25,039,550     26,038,058      25,193,337
                                                       ============    ============   ============    ============
    Diluted                                              26,033,153      25,039,550     26,037,058      26,042,228
                                                       ============    ============   ============    ============

          See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       Additional
                                                           Common       Paid-In           Notes        Retained
                                                            Stock       Capital        Receivable      Earnings
                                                          --------    ------------    ------------   ------------
Balance, January 1, 2000                                  $ 25,436    $ 91,798,188    $ (6,323,308)  $ 22,317,067
  Issuance of 2,300,000 shares of common stock upon
    exercise of options                                      2,300       2,297,700      (1,150,000)         -
  Issuance of notes receivable                               -               -            (357,304)         -
  Interest on notes receivable secured by common
    shares                                                   -               -             (60,596)         -
  Cancellation of 150,000 shares related to unmet
    contingent conditions of acquisitions                     (150)            150           -              -
  Purchase and retirement of 1,206,000 shares of
    common stock                                            (1,206)     (3,197,780)          -              -
  Net loss                                                   -               -               -         (7,199,213)
                                                          --------    ------------    ------------   ------------
Balance, December 31, 2000                                  26,380      90,898,258      (7,891,208)    15,117,854
  Interest on notes receivable secured by common
    shares, unaudited                                        -               -            (344,010)         -
  Purchase and retirement of 354,000 shares of
    common stock, unaudited                                   (354)       (585,527)          -              -
  Issuance of 7,520 shares of common stock upon
    exercise of options, unaudited                               7          18,793           -              -
  Net earnings, unaudited                                    -               -               -          1,960,440
                                                          --------    ------------    ------------   ------------
Balance, September 30, 2001, unaudited                    $ 26,033    $ 90,331,524    $ (8,235,218)  $ 17,078,294
                                                          ========    ============    ============   ============

          See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

                                                              Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                         ----------------------------   ----------------------------
                                                             2001            2000            2001            2000
                                                         ------------    ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by continuing operations             $  5,636,536    $  2,694,167   $  7,992,063   $     909,145
  Net cash provided (used) by discontinued operations           -          (1,325,094)      (212,353)       (665,934)
                                                         ------------    ------------   ------------    ------------
      Net cash provided (used) by operating
        activities                                          5,636,536       1,369,073      7,779,710         243,211
                                                         ------------    ------------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                       (1,693,937)     (1,545,558)    (6,814,822)     (6,542,420)
  Net payments (advances) on notes receivable                  51,022         (44,290)       259,347        (259,049)
  Net decrease (increase) in other assets                      39,893        (556,762)        72,887        (825,824)
                                                         ------------    ------------   ------------    ------------
      Net cash used in investing activities of
        continuing operations                              (1,603,022)     (2,146,610)    (6,482,588)     (7,627,293)
      Net cash used in investing activities of
        discontinued operations                                 -              (2,977)         -             (57,277)
                                                         ------------    ------------   ------------    ------------
          Net cash used in investing activities            (1,603,022)     (2,149,587)    (6,482,588)     (7,684,570)
                                                         ------------    ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds from sale of bonds                               -               -              -           3,897,694
  Purchase and retirement of common stock                       -          (2,775,715)      (585,881)     (2,850,256)
  Net proceeds (payments) from revolving
    credit agreement                                         (374,418)      2,485,257      2,688,069      13,290,401
  Net principal payments on long-term borrowings             (298,281)       (291,402)      (918,316)     (4,914,560)
                                                         ------------    ------------   ------------    ------------
      Net cash provided (used) by financing
        activities of continuing operations                  (672,699)       (581,860)     1,183,872       9,423,279
      Net cash used in financing activities
        of discontinued operations                              -             (18,029)         -             (71,499)
                                                         ------------    ------------   ------------    ------------
          Net cash provided (used) by financing
            activities                                       (672,699)       (599,889)     1,183,872       9,351,780
                                                         ------------    ------------   ------------    ------------
              Net change in cash and cash equivalents       3,360,815      (1,380,403)     2,480,994       1,910,421

CASH AND CASH EQUIVALENTS
    Beginning of period                                       453,307       4,115,044      1,333,128         824,220
                                                         ------------    ------------   ------------    ------------
    End of period                                        $  3,814,122    $  2,734,641   $  3,814,122    $  2,734,641
                                                         ============    ============   ============    ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes                                       $    128,733    $      -       $    128,733    $    421,654
                                                         ============    ============   ============    ============
      Interest                                           $  1,065,790    $    585,165   $  2,679,090    $  1,567,959
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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2000. The accompanying financial statements have not been examined by independent accountants in accordance with auditing standards generally accepted in the United States of America, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three months and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

Earnings (loss) per common share:

We have adopted FASB Statement No. 128 which requires the presentation of earnings (loss) per share by all entities that have outstanding common stock or potential common stock, such as options, warrants and convertible securities, that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. Basic per-share amounts are computed by dividing net earnings (loss) (the numerator) by the weighted-average number of common shares outstanding (the denominator). All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce the loss or increase the income per common share from continuing operations.


Note B.    Inventories

Our inventories consist of the following at September 30, 2001 and December 31, 2000:

                                                         9/30/2001      12/31/2000
                                                       ------------    ------------
Finished goods                                         $ 14,864,218    $ 12,423,309
Work in progress                                          2,609,089       2,440,136
Raw materials                                            15,789,946      14,822,031
                                                       ------------    ------------
                                                         33,263,253      29,685,476
Less allowances                                           1,385,710       1,385,710
                                                       ------------    ------------
                                                       $ 31,877,543    $ 28,299,766
                                                       ============    ============

                    FLANDERS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note C.    Stock Options and Warrants

The following table summarizes the activity related to our stock options and warrants for the nine months ended September 30, 2001 and the year ended December 31, 2000:

                                                                                        Weighted Average
                                                                Exercise Price            Exercise Price
                                                                  per Share                 per Share
                                               Stock     -----------------------------  -----------------
                                   Warrants   Options      Warrants         Options     Warrants  Options
                                   --------------------  -----------------------------  -----------------
Outstanding at January 1, 2000      612,239   7,013,220  $5.54 - 14.73   $ 1.00 - 9.50  $ 9.57     $ 3.66
  Granted                             -          12,500        -           2.50 - 2.63     -         2.53
  Exercised                           -      (2,300,000)       -               1.00        -         1.00
  Canceled or expired               (72,239)      -       5.54 - 8.16           -         6.07        -
                                   --------------------
Outstanding at December 31, 2000    540,000   4,725,720   8.40 - 14.73     2.50 - 9.50   10.04       4.96
  Granted                             -          50,000        -               2.05        -         2.05
  Exercised                           -           -            -                -          -          -
  Canceled or expired                 -      (2,137,420)       -           2.50 - 9.50     -         7.37
                                   --------------------
Outstanding at September 30, 2001   540,000   2,638,300  $8.40 - 14.73   $ 2.05 - 8.50  $10.04     $ 2.96
                                   ====================
Exercisable at September 30, 2001   540,000   2,638,300  $8.40 - 14.73   $ 2.50 - 8.50  $10.04     $ 2.96
                                   ====================


The options and warrants expire at various dates ranging from January 2002 through December 2008.


Note D. Disclosures About Debt Agreements

On February 9, 2000, we completed the extension of our $45,000,000 revolving credit facility with a bank. The credit facility consists of a $30 million working capital facility and a $15 million line of credit to support issuances of letters of credit. Outstanding balances on the working capital facility bear interest, at the option of the Company, at either (a) the "prime" rate of interest publicly announced by the bank, which was 6.0% at September 30, 2001, or (b) the "LIBOR" rate as reported by the Wall Street Journal, which was 2.65% at September 30, 2001, plus an amount equal to 1.0% to 2.5%, depending on the ratio of total liabilities of the Company to its tangible net worth.

In connection with our lines of credit agreements and a note payable to a regional development authority and bank, we agreed to certain restrictive covenants which include, among other things, not paying dividends and maintenance of certain financial ratios at all times including a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio. At times during 2000 and 2001, including at December 31, 2000, we were in violation of certain of these financial loan covenants. We have received waivers for these violations and signed an agreement to amend the credit agreement which modifies required financial ratios and other loan covenants. The amendment also reduces the amount available for issuing letters of credit to $10 million.

As of September 30, 2001, the Company had used approximately $28,700,000 of the working capital facility and had issued $9,400,000 of letters of credit against the line of credit, leaving approximately $1.3 million available for future borrowings and $0.6 million available for future letters of credit. Unless this credit facility is renewed, it will expire in June 2002.

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

Results of Operations for the Three Months Ended September 30, 2001 Compared to September 30, 2000

The following table summarizes our results of operations as a percentage of net sales for the three months ended September 30, 2001 and 2000.

                                                         Three Months Ended
                                                           September 30,
                                             -----------------------------------------
                                                      2001                 2000
                                             -------------------   -------------------
                                                          (000's omitted)
Net sales                                    $ 49,862    100.0%    $ 50,422    100.0%
Gross profit                                   10,888     21.8        7,022     13.9
Operating expenses                              8,789     17.6        9,514     18.9
Operating income (loss) from continuing ops     2,099      4.2       (2,492)    (4.9)
Provision for income taxes                        697      1.4       (1,080)    (2.1)
Earnings (loss) from continuing operations        746      1.5       (1,845)    (3.7)
Loss from discontinued operations                -          -          (364)    (0.7)
Net earnings (loss)                               746      1.5       (2,209)    (4.4)

Net sales: Net sales for the third quarter of 2001 decreased by $560,000, or 1.1%, to $49,862,000 from $50,422,000 for the third quarter of 2000. Our sales to retailers dropped sharply and unexpectedly during the last part of September 2001. Sales were also negatively impacted during the quarter by an estimated $1,800,000 by the elimination of our unprofitable tubing insulation product line in May 2001.

Gross Profit: Gross profit for the third quarter of 2001 increased by $3,866,000, or 55.1%, to $10,888,000, which represented 21.8% of net sales, from
$7,022,000, which represented 13.9% of net sales, for the third quarter of 2000. During the third quarter of 2000, we recorded one-time charges of $4,275,000, of which $4,037,000 reduced gross profit. Without these charges, gross profit for the third quarter of 2001 decreased by $171,000, or 1.5%, from pro forma $11,059,000, which represented 21.9% of net sales during the third quarter of 2001. Gross profit as a percentage of net sales, excluding one-time charges, was basically unchanged between the two periods.

Operating expenses: Operating expenses for the third quarter of 2001 decreased by $725,000, or 7.6%, to $8,789,000, representing 17.6% of net sales, from $9,514,000, representing 18.9% of net sales, for the third quarter of 2000. During the third quarter of 2000, we recorded one-time charges of which $238,000 were recorded as operating expenses. Without these charges, operating expenses for the third quarter of 2001 decreased by $487,000 or 5.3%, from pro forma $9,276,000, representing 18.4% of net sales. The decrease in operating expenses was caused by our ongoing programs to reduce overhead by eliminating redundant personnel and functions at our subsidiaries.

Provision for income taxes: Our income tax provision for the third quarter of 2001 and 2000 consisted of a blended state and federal tax rate, excluding the effect of nondeductible expenses consisting primarily of amortization of goodwill of approximately $900,000 per year, of approximately 40%.

Results of Operations for the Nine Months Ended September 30, 2001 Compared to September 30, 2000

The following table summarizes our results of operations as a percentage of net sales for the nine months ended September 30, 2001 and 2000.

                                                         Nine Months Ended
                                                           September 30,
                                             -----------------------------------------
                                                      2001                 2000
                                             -------------------   -------------------
                                                          (000's omitted)
Net sales                                    $146,869    100.0%    $144,555    100.0%
Gross profit                                   32,387     22.1       31,107     21.5
Operating expenses                             26,988     18.4       28,079     19.4
Operating income from continuing operations     5,399      3.7        3,028      2.1
Provision for income taxes                      1,898      1.3        1,127      0.8
Earnings from continuing operations             2,173      1.5        1,015      0.7
Loss from discontinued operations                (212)    (0.1)        (921)    (0.6)
Net earnings                                    1,960      1.3           94      0.1

Net sales: Net sales for the first nine months of 2001 increased by $2,314,000, or 1.6%, to $146,869,000 from $144,555,000 for the first nine months of 2000.
This increase represents the attraction of additional core business and the capture of additional market share from competitors in a contracting market, partially balanced by the elimination of our tubing insulation product line in May 2001.

Gross Profit: Gross profit for the first nine months of 2001 increased by $1,280,000, or 4.1%, to $32,387,000, which represented 22.1% of net sales, from $31,107,000, which represented 21.5% of net sales, for the first nine months of 2000. During the third quarter of 2000, we recorded one-time charges of $4,275,000, of which $4,037,000 reduced gross profit. Excluding these charges, gross profit for the first nine months of 2001 decreased by $2,757,000, or 7.8%, from pro forma $35,144,000, which represented 24.3% of net sales. The decrease in pro forma gross profit was principally attributable to:

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

Operating expenses: Operating expenses for the first nine months of 2001 decreased by $1,091,000, or 3.9%, to $26,988,000, representing 18.4% of net sales, from $28,079,000, representing 19.4% of net sales, for the first nine months of 2000. Excluding $238,000 of one-time charges recorded in 2000, operating expenses decreased $853,000, or 3.1%, from $27,841,000 during the first nine months of 2000. The decrease in operating expenses was caused primarily by our ongoing programs to reduce overhead by eliminating redundant personnel and functions at our subsidiaries.

Loss from discontinued operations: In December 1999, we adopted a formal plan to close Airseal West, a wholly-owned subsidiary, and sell its various assets and product lines to unrelated third parties. Closure of all production associated with the discontinued assets was completed during the second quarter of 2001. The assets to be sold consist primarily of inventories, designs and other intellectual properties. Operating losses from Airseal West were approximately $212,000 and $921,000, net of income tax benefit, for the first nine months of 2001 and 2000, respectively.

Provision for income taxes: Our income tax provision for the first nine months of 2001 and 2000 consisted of a blended state and federal tax rate, excluding the effect of nondeductible expenses consisting primarily of amortization of goodwill of approximately $900,000 per year, of approximately 40%.

Liquidity and Capital Resources

Our working capital was $18,945,000 at September 30, 2001, compared to $13,644,000 at December 31, 2000. This includes cash and cash equivalents of $3,814,000, at September 30, 2001 and $1,333,000 at December 31, 2000. The major cause of the increase in working capital was the reduction in long-term debt through payments and the increase in cash through operating activities.

Our trade receivables decreased $249,000, or 0.7%, to $33,232,000 at September 30, 2001, from $33,481,000 at December 31, 2000. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 61 days at September 30, 2001, compared to 62 days at December 31, 2000. These ratios for days sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.

Our continuing operations provided $5,637,000 of cash during the third quarter of 2001 compared to providing $2,694,000 during the third quarter of 2000. Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first quarter and first part of the second quarter. Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash than earnings before taxes, depreciation and amortization, during our first and second quarters because of increases in inventory and trade accounts receivable. Our financing activities from continuing operations consumed $673,000 of cash during the third quarter of 2001, primarily consisting of net payments on debt. Our investing activities from continuing operations consumed $1,603,000 of cash during the third quarter of 2001, primarily used to purchase property and equipment.

On February 9, 2000, we completed the extension of our $45,000,000 revolving credit facility with a bank. The credit facility consists of a $30 million working capital facility and a $15 million line of credit to support issuances of letters of credit. Outstanding balances on the working capital facility bear interest, at the option of the Company, at either (a) the "prime" rate of interest publicly announced by the bank, which was 6.0% at September 30, 2001, or (b) the "LIBOR" rate as reported by the Wall Street Journal, which was 2.65% at September 30, 2001, plus an amount equal to 1.0% to 2.5%, depending on the ratio of total liabilities of the Company to its tangible net worth.

In connection with our lines of credit agreements and a note payable to a regional development authority and bank, we agreed to certain restrictive covenants which include, among other things, not paying dividends and maintenance of certain financial ratios at all times including a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio. At times during 2000 and

2001, including at December 31, 2000, we were in violation of certain of these financial loan covenants. We have received waivers for these violations and signed an agreement to amend the credit agreement which modifies required financial ratios and other loan covenants. The amendment also reduces the amount available for issuing letters of credit to $10 million.

As of September 30, 2001, the Company had used approximately $28,700,000 of the working capital facility and had issued $9,400,000 of letters of credit against the line of credit, leaving approximately $1.3 million available for future borrowings and $0.6 million available for future letters of credit. Unless this credit facility is renewed, it will expire in June 2002.

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

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000. On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock. As of November 8, 2001, approximately 575,000 shares had been repurchased under this authorization. These shares may be acquired in the open market or through negotiated transactions. These repurchases may be made from time to time, depending on market conditions, share price and other factors. These repurchases are to be used primarily to satisfy our obligations under stock option and purchase plans or any other authorized incentive plans, or for issuance pursuant to future equity financing.

Outlook

We recently announced that we had adapted our biocontainment products for use as part of a system for hardening government buildings, commercial office complexes and public venues against airborne bioweapons such as anthrax and smallpox. There is currently a tremendous amount of interest in these products, but we do not know whether this interest will be sustained for a long period of time, or whether this interest will actually produce significant sales of these products. Any significant trend towards requiring hardening of these types of facilities against airborne bioweapons could have a significant impact on our business.

We are currently introducing new products for the retail marketplace, primarily our Airia indoor air cleaners and WholeHouse residential air cleaning systems. In contrast to our standard retail filters, the bulk of which sell for unit prices between $0.50 and $10, these new products will sell for substantially more (between $200 and $5,000, with replacement packs ranging from $3 to $15 per month). These are new products which are substantially different in features, appearance and performance from competing products. We have no actual market data on how successful they will be, and hence have no way of estimating their impact on the financial results of the Company. Any sales of these units in significant quantities will require additional financial resources, either through equity or financing, to meet working capital requirements for production and sale of these products.

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

The fair value of our total debt at September 30, 2001 was approximately $51,140,000. We have entered into an interest rate swap agreement related to $8,500,000 of this amount, related to two outstanding Industrial Revenue Bonds. These swap agreements are hedges which have the effect of fixing the interest rate of these two IRB's at 5.14% per annum. Market risk for the remaining $42,640,000 was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in our estimated weighted average borrowing rate at September 30, 2001. Although most of the interest on our debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to our total debt for such a hypothetical change.

Our financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels of local currencies, as the preponderance of our foreign sales occur over short periods of time or are demarcated in U.S. dollars.

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

Dated this 16th day of November, 2001.


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