Form 10-K
period 2001-12-31
FLANDERS CORP
filed 2002-04-19
CIK 799526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

    [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 12, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $30,267,044.

As of April 12, 2002, the number of shares outstanding of the registrant's common stock was 26,033,153 shares.

                            FLANDERS CORPORATION
                                  FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2001


                              TABLE OF CONTENTS


PART I ......................................................................3

    Item 1. Business ........................................................3
    Item 2. Properties .....................................................11
    Item 3. Legal Proceedings ..............................................12
    Item 4. Submission of Matters to a Vote of Security Holders ............12

PART II ....................................................................13

    Item 5. Market for Registrant's Common Equity and Related
            Stockholder Matters ............................................13
    Item 6. Selected Financial Data ........................................14
    Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations ............................15
    Item 7A. Quantitative and Qualitative Disclosures About
             Market Risk ...................................................24
    Item 8. Financial Statements and Supplementary Data ....................25
    Item 9. Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure .........................25

PART III ...................................................................25

    Item 10. Directors and Executive Officers of the Registrant ............26
    Item 11. Executive Compensation ........................................28
    Item 12. Security Ownership of Certain Beneficial Owners
             and Management ................................................30
    Item 13. Certain Relationships and Related Transactions ................32

PART IV ....................................................................33

    Item 14. Exhibits, Financial Statement Schedules and Reports
             on Form 8-K ...................................................33

SIGNATURES .................................................................36

FINANCIAL STATEMENTS

    Report of Independent Certified Public Accountants ....................F-2
    Consolidated Balance Sheets ...........................................F-3
    Consolidated Statements of Operations .................................F-4
    Consolidated Statements of Stockholders' Equity .......................F-5
    Consolidated Statements of Cash Flows .................................F-6
    Notes to Consolidated Financial Statements ............................F-8
    Report of Independent Certified Public Accountants on
      Schedule ...........................................................F-27
    Financial Statement Schedule..........................................F-28

                                    PART I

Item 1. Business


OVERVIEW

We design, manufacture and market air filters and related products, and are focused on providing complete environmental control systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors and pharmaceuticals. Currently, we believe we are one of the largest domestic manufacturers of air filters, which are utilized by many industries, including those associated with commercial and residential heating, ventilation and air conditioning systems (commonly known as "HVAC" systems), semiconductor manufacturing, ultra-pure materials, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. We also design and manufacture much of our own production equipment to automate our processes in order to decrease labor costs associated with our standard products. We also produce glass-based air filter media for many of our products. Our customers include Abbott Laboratories, The Home Depot, Inc., Motorola, Inc., Merck & Co., Inc., Upjohn Co., Wal-Mart Stores, Inc., Westinghouse Electric Corp., and several large computer chip manufacturers.

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

    INTRODUCE NEW PRODUCTS

    In the last three years, we have focused our development efforts into products which address the actual technical requirements of maintaining clean air to promote health. Maintaining ultra-clean air in residential and commercial settings requires continuous and complete replacement of "used" air contaminated by contact with hair, skin, carpet, solvents, cigarette smoke and other common particle sources with air filtered through a combination of pre-filters, High Efficiency Particulate Air (commonly called "HEPA") filtration, and odor removal, as well as controlling all air inlets. This typically requires upgraded and augmented blowers for central or zoned HVAC systems necessary to push air through more effective filters, additional filtration placed at building air inlets, and enough additional HVAC capacity to generate "over-pressure" so that the majority of air leaks push clean air out, rather than allow dirty air inside.

    We have also been able to provide an upgrade path for government buildings, large commercial office buildings and other public venues wishing to utilize HEPA filtration as part of a program to "harden" buildings against bioterrorist attacks.

    Most currently available air filters for commercial, industrial and residential use are primarily useful for protecting motors, coils and other components from airborne grease condensation and other contaminants which reduce the life and energy-efficiency of the HVAC equipment, and have little or no effect on reducing airborne contamination which is harmful to humans. In fact, standard pleated filters, even those with "high-MIRV" ratings, offer no appreciable benefit in terms of better air quality for the inhabitants than the cheapest spun-glass filters. These pleated filters are accompanied by increased heating and cooling costs caused by the decreased amount of air flowing through the system, and decreased efficiency, which may be accompanied by more frequent equipment breakdowns as equipment is stressed by attempting to push higher volumes of air through "tighter" filters. Our new products are designed to offer end-users substantial and measurable benefits to health and productivity through substantially cleaner air, and are properly engineered to avoid detrimental effects on equipment life.

    Comprehensive Indoor Air Cleaners for Residences. During 2000, we completed the development of two lines of high-capacity indoor air cleaners intended for residential use. In 2001, we continued limited-scale testing of these products in residential and industrial settings. Airia Portable Room Air Cleaners are stand- alone units which deliver ultra-clean air to a specific area of a residence; and Airia Wholehouse Electronic Air Cleaners are in-duct units installed as an integral part of a home's forced air heating and cooling systems, which deliver ultra-clean air throughout an entire house. The stand-alone units, to be offered through retailers and wholesale distributors, offer several advantages over competing units including:

    o High-speed blowers which reduce the problems experienced by competing models which recirculate already-clean air through a small volume of space, effectively providing clean air only to areas as small as two feet square;

    o A complete selection of high-end air filtration technologies, including, depending on the model selected, HEPA filtration to remove microscopic particles, pre-filters to remove large particles and extend the life of the HEPA cartridges, carbon filtration to remove odors, and electrostatic filtration to filter smoke and microscopic particles without substantially obstructing air flow.

    The in-duct units may be sold as home improvement projects through retailers, HVAC wholesalers and specialty distributors, and will deliver ultra-clean conditioned air to an entire residence through existing forced-air heating or cooling systems. Both product lines will require users to regularly purchase and install replacement filters.

    Complete and Market Security Products for Government Buildings and Commercial Office Buildingss. In 2001, we adapted our containment control technology to be used in "hardening" government facilities, large commercial office buildings and public venues against anthrax attacks and other bioterrorist incidents. While these systems do not offer complete protection against bioterrorist attacks, any credible multi-layered defense requires HEPA filtration and related technologies, adapted to the unique requirements of these facilities. Marketing for these products will include adapted sales literature, technical seminars and electronic multimedia presentations.

    Offer Indoor Air Quality Diagnosis and Remediation Services. During 1999, as part of the acquisition of the Tidewater group of companies, we acquired a small engineering firm specializing in monitoring air quality using automated real-time data collection techniques over a period of months, diagnosing any potential indoor air quality problems and suggesting remediation programs. We believe we will be able to leverage this expertise into value-added sales to our existing industrial and commercial customers, and the filter sales and service companies which supply them, thus increasing our revenues by adding value-added consulting and monitoring services.

    IMPROVE OPERATING EFFICIENCY

    Centralize Overhead Functions. During 2001, we restructured our sales force into four market-centered groups, each focusing on a different type of customer, providing a consistent national sales team, eliminating overlapping territories and duplication of literature while centralizing travel coordination and adding focus to our sales efforts. We are continuing to centralize and eliminate duplication of efforts between subsidiaries in the following areas: purchasing, production planning, shipping coordination, accounting and personnel management.

    Rationalize West Coast Operations. We expect to complete the rationalization of our West Coast operations, including the movement of the bulk of our manufacturing capacity from plants in Nevada and California into Tijuana, Mexico and Utah, by the end of September 2002.

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

    INCREASE MARKET SHARE

    Use Facilities Located Throughout the United States to Increase Market Share. Through acquisition and the establishment of new plants, we have placed facilities within one day's over-the-road shipping of most major population centers in the United States. We believe this ability to regionalize production and distribution has improved our business in several ways: (i) Decrease cost of sales by reducing the average distance between our plants and our customers, and hence decrease the cost of outbound freight; (ii) increase responsiveness by decreasing the average time required to ship products to customers; and (iii) increase our share of national accounts' total business by having manufacturing facilities in closer proximity to customers' regional distribution centers. The ability to service all major population centers with regional manufacturing centers is critical for our business, allowing us to compete on price against less broadly based competitors without sacrificing margins, as well as the ability to respond more rapidly than most of our competition.

    Continued Emphasis on Quality and Performance. A continued emphasis on product quality and on-time shipments has allowed us to capture market share serving several industries in recent years.

    Utilize High Efficency Production and Logistics Systems to Dominate Niche Markets. During the past several years we have invested heavily in upgrading our production facilities, scheduling capacity, and logistics management capabilities. We intend to continue using these advantages to capture market share in niche markets with specialized products tailored to their exact requirements. Many end users with specialized air filtration needs are currently "making do" with standard products. It has been our experience that minor changes made to our standard products to meet these requirements may offer significant operational savings to these end users, although the actual filters cost more.


AIR FILTER MARKET BACKGROUND

The air filtration market is mature, with market growth driven by a gradual trend toward higher efficiency filters for residential, commercial and industrial applications.

According to the McIlvaine Company, a leading industry analyst, concerns about anthrax and other microbes will accelerate this trend over the next five years as commercial buildings in large U.S. cities upgrade their ventilation systems to install more efficient filters. They forecast that the world market for air filters will grow to approximately $5 billion in 2005, up from $3.5 billion in 2000, with the United States being the largest market for air filters. Other growth drivers include an increasing propensity towards using higher-performance filters in commercial and residential spaces instead of current low-efficiency models, and the use of HEPA filters in new applications.

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

    o Residential air cleaners. Stand-alone air cleaners which produce ultra-clean air in a defined area are also gaining in popularity among allergy sufferers and asthmatics, although follow-up sales of replacement filtration cartridges have been limited.

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

    o Pharmaceuticals. Pharmaceutical companies are increasingly using cleanrooms to prevent cross- contamination between different products and different lots of the same product being manufactured at the same facility. The increasing use of cultured microbes for drug production is also expected to increase demand for high-end containment environments.

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

    Security Initiatives to Counter Terrorist Threats. According to the McIlvaine Company, initiatives to "harden" buildings against bioterrorist attacks and other security initiatives will result in many governmental and commercial facilities upgrading their HVAC systems to incorporate HEPA filters and other types of upgraded air control systems.

    Weak Economy and Semiconductor Downturn. Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during 2002, with most analysts pushing recovery for this sector out to at least 2003. The current weak economy is also expected to have a dampening effect on sales of all of our products.

    Indoor Air Quality and Health. We believe there is an increase in public concern regarding the effects of Indoor Air Quality on employee productivity and health, as well as an increase in interest in standards for detecting and solving IAQ problems. For example, the American Society of Heating Refrigeration and Air- Conditioning Engineers (ASHRAE) has recently established certain minimum standards for ventilation and indoor air quality for commercial and industrial settings. The World Health Organization has recently been studying the effects of air quality on human health, including widely publicized epidemiological studies indicating that airborne contaminants kill more people than automobile accidents.

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


MARKETING

Much of our marketing effort consists of personal visits to customers and distributors through an extensive tiered network of contract salespeople. Periodic visits are enhanced by mass mailings announcing new products, participation in trade shows for exposure and lead generation, technical articles and advertisements in trade periodicals, and a newly redesigned catalog containing all Flanders products. During 2000, we restructured and unified all of our product offerings, so that each subsidiary no longer generates its own marketing literature. During 2001, we continued this idea by forming groups focused on: foremarket sales, generally consisting of sales of products for new or upgraded facilities; retail sales, generally consisting of sales through retailers for use in residences and small businesses; air filter sales and service, generally consisting of sales to air filter service companies, who maintain industrial and commercial HVAC systems; and after-market sales, generally consisting of sales to wholesalers and distributors for use by industrial end users.

Besides developing new sales leads and contacts, we are also focused on increasing the effectiveness of our existing distributors and contract salesmen, by allowing them to offer our products as a complete "single-source" for air filtration products.

PRODUCTS

We design, manufacture and market a broad range of air filters and related products, including:

    o Residential heating and air conditioning filters, typically sold through retailers under the Flanders~Precisionaire brand name.

    o Residential air cleaners, developed in 2000, which offer a range of different filtration types ranging from single-room HEPA units which clean the air in a room to near-cleanroom levels to in-duct electrostatic precipitators which remove large quantities of airborne contaminants from entire residences without negatively impacting the efficiency of HVAC systems.

    o Industrial specialty filters which fall under specifications which are categorized by efficiency ratings established by ASHRAE, used in a wide variety of industries, including paint facilities, automobile factories, chemical treatment plants, mushroom farms, coal mines, oil refineries and power plants.

    o Commercial and industrial filters for use in office and general manufacturing environments, typically sold through wholesalers and distributors.

    o High Efficiency Particulate Air (HEPA) filters (at least 99.97% efficient) in various grades, for use in semiconductor facilities, nuclear containment vessels, disease containment facilities, and other critical applications.

    o Absolute Isolation Barriers which are customized stand-alone units, typically manufactured of stainless steel, used in various industries which require absolute control over contaminants, atmospheric composition and containment.

    o Carbon filters, both in bonded panels and activated charcoal beds, used to remove gaseous contaminants, odors and toxic chemical vapors in various commercial and industrial applications.

    o Specialized air filter housings, for use in multi-stage filtration applications.

    o Other related products, including ductwork and equipment cleaning chemicals, custom air handlers and specialized filter housings.


MANUFACTURING

We manufacture air filters, housings, Absolute Isolation Barriers and related equipment at several facilities in the United States and Mexico, which range in size from 18,000 square feet to approximately 400,000 square feet. The major plants are:

    o Twelve separate manufacturing and warehousing facilities located in Washington, North Carolina; Bartow, Florida; Terrell, Texas; Louisville, Kentucky; Salt Lake City, Utah; Henderson, Nevada; Momence, Illinois; Smithfield, North Carolina; San Diego, California; Tijuana, Mexico; Stafford, Texas; and Auburn, Pennsylvania, produce a broad range of HEPA, commercial, residential and industrial filters.

    o One facility in Bath, North Carolina, manufactures HEGA filters, high-end containment environments, housings, custom filter assemblies and other custom filtration products and systems which require extensive custom design, production and lot tracking, including products used in the production and containment of potentially dangerous biologically engineered microorganisms.

In addition, we design and manufacture much of our automated production equipment, as well as glass-based media used in many of our products.

Our manufacturing operations are subject to periodic inspection by regulatory authorities. Because of the nature of some of our products, these agencies include, in some cases, the Department of Energy, and other agencies responsible for overseeing sensitive technologies. One of the considerations in deciding which types of products each facility will manufacture is the segregation of highly-regulated products to a minimal number of facilities to reduce the overhead associated with regulatory monitoring and compliance.

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

SOURCE AND AVAILABILITY OF RAW MATERIALS

Our principal raw materials are cardboard, fiberglass fibers, recyclable waste-glass, extruded glass, sheet metal, extruded aluminum, adhesives, resins and wood. All of these raw materials are readily available in sufficient quantities from many suppliers.

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

We have obtained and own the following federal trademark registrations:
PRECISIONAIRE?, EZ FLOW?, SMILIE?, AIRVELOPE?, CHANNEL-CEIL?, CHANNEL-HOOD?, PUREFORM?, ECONO-CELL?, GAS- PAK?, PUREFRAME?, DIMPLE PLEAT?, BLU-JEL?, VLSI?, CHANNEL-SEAL-ADAPTER?, SUPERFLOW?, FLANDERS?, CHANNEL-WALL?, SUPERSEAL?, AIRPURE? and PURESEAL?. The Company also has applied for federal trademark protection for the following marks: FLANDERS ABSOLUTE ISOLATIONTM, FLANDERS/CSCTM, TECH-SORBTM and FUTUREFLOTM. Although management believes that the patents and trademarks associated with our various product lines and subsidiaries are valuable, we do not consider any of them to be essential to our business.

We currently license some of our products to foreign specialty HVAC and ASHRAE filter manufacturers who produce products under their own name and with their own identifying labels.

CUSTOMERS

We are not dependent upon any single customer. One customer, Wal-Mart Stores, Inc., accounted for 8%, 9%, and 10% of net sales during 2001, 2000 and 1999, respectively. Home Depot, Inc., accounted for 16%, 13% and 12% of net sales during 2001, 2000 and 1999, respectively. No other single customer accounted for 10% or more of net sales during the past three years. Other significant customers include Abbott Laboratories, Motorola, Inc., Intel Corporation, Merck & Co., Inc., Upjohn Co., Westinghouse Electric Corp., and several U.S. government agencies.

BACKLOG

We had approximately $15.5 million of firm backlog on December 31, 2001, compared to $18.4 million on December 31, 2000. Firm backlog includes orders received and not begun and the unfinished and unbilled portion of special orders. Orders are typically not cancelable without penalty, except for certain stable filter supply contracts to nuclear facilities operated by the United States government. Backlog varies from week to week, based on the timing and mix of orders received. The difference in backlog between December 31, 2001 and 2000 is not considered to be meaningful, and is within the normal range of week-to-week variation. All backlog at December 31, 2001, is expected to be shipped by the end of the second quarter of 2002.

EMPLOYEES

The Company employed 1,840 full-time employees on December 31, 2001; 1,512 in manufacturing, 32 in development and technical staff, 61 in sales and marketing, and the remaining 235 in support staff and administration. The Company believes that its relationship with its employees is satisfactory. Manufacturers' representatives are not employees of the Company.

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


                                               Approximate Floor     Monthly
Principal Facility       Location               Space (sq. ft.)      Expense    Lease/Type
-----------------------  --------------------  -----------------    ---------   ----------
Manufacturing and        Washington, North           251,000        $ 13,775      Owned(1)
  office facility        Carolina

Manufacturing, service   Bath, North Carolina         44,282             N/A      Owned
  and office facility

Manufacturing plant      Bartow, Florida             175,000          29,121      Owned(1)

Manufacturing plant      Terrell, Texas              168,000          29,858      Owned(1)

Manufacturing plant      Auburn, Pennsylvania         91,000           7,097      Owned(1)

Office space and         St. Petersburg,              18,000             N/A      Owned
  headquarters           Florida

Office space and         Richmond, VA                 10,000           2,200      Leased
  Warehouse

Office space and         Virginia Beach, VA           25,000           6,850      Leased
  Warehouse

Warehouse and            Henderson, Nevada           100,000          26,000      Leased
  distribution center

Manufacturing plant      Momence, Illinois           210,000          44,062      Owned(1),(2)

Sales office and         Singapore                    10,000           3,350      Leased
  warehouse

Manufacturing and        Smithfield, North           138,000          27,520      Leased(4)
  warehouse              Carolina

Manufacturing plant      Smithfield, North           399,090          N/A(3)      Owned
                         Carolina

Manufacturing and        Stafford, Texas              18,000             N/A      Owned
  office facility

Manufacturing plant      Salt Lake City, Utah        170,000             N/A      Owned

Manufacturing plant      Louisville, Kentucky        500,000             N/A      Owned(1)

Manufacturing plant      San Diego, California        97,000          37,697      Leased
  and office facility

Manufacturing plant      Tijuana, Mexico             118,000          42,800      Leased


(1) This property is encumbered by a mortgage.

(2) This mortgage is paid quarterly rather than monthly; the quarterly payments are $132,187.

(3) This property is used as security for an Industrial Revenue Bond with face value of $4,500,000. Monthly payments are for interest only on the bond, and vary from month to month based on the interest rate during the period. At December 31, 2001, the interest rate on the bond was 5.14%.

(4) This building is owned by a partnership consisting of two of the Company's officers and directors.

Item 3. Legal Proceedings

We have sued Conap (U.S. District Court for the Eastern District of North Carolina, Case No. 4-99-CV-93-H(3)), a supplier of urethane sealant used in some of our HEPA filtration products, for supplying a sealant which did not meet specifications for use in semiconductor facilities. The amount and probability of any settlement or award is unknown at this time.

We are involved in a dispute with a benefit plan administrator (U.S. District Court, Middle District of Florida, Tampa Division, Case No. CIV 1971-T-17-F, Liberty Mutual v. Flanders Corporation et al). Liberty Mutual was the Workers' Compensation administrator and stop-loss insurer for some of the Company's subsidiaries. They have alleged that they are entitled to be reimbursed for certain costs incurred in administering various insurance claims. We have counter-sued, claiming that Liberty Mutual was negligent in its duties as administrator of our claims, that it made payments on our behalf which were specifically disallowed, that they refused to follow instructions given to them by us, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence. In addition, we claimed Liberty Mutual charged certain administrative fees over and above the actual costs incurred. The amount and probability of any settlement or award related to this litigation is unknown at this time. Among the issues being considered is the matter of currently unresolved workers' compensation claims whose estimate of potential loss may change as a result of this litigation. While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company's actual liability will not exceed its current estimate. Accordingly, these matters, if resolved in a manner different from management's estimate, could have a material effect on the operating results or cash flows in the future.

Additionally, from time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings are material to our business, operations or financial condition.

In the opinion of the Company, although the outcome of any legal proceeding cannot be predicted with certainty, the ultimate liability of the Company in connection with currently known legal proceedings will not have a material adverse effect on the Company's financial position, but could be material to the results of operations in any one future accounting period.

Item 4. Submission of Matters to a Vote of Security Holders.

We held our annual meeting of shareholders on December 28, 2001. During the meeting, holders of 18,187,843 shares, representing approximately 70% of 26,033,153 shares outstanding on the record date, attended either in person or by proxy. Holders of 18,170,895 shares (approximately 99.9% of shares present) voted to elect as members of the Board of Directors each of Robert R. Amerson, Steven K. Clark, J. Russell Fleming and Linwood Allen Hahn; holders of 10,244 shares chose to vote against the election of each of the above-named directors; holders of 6,704 shares chose to abstain from voting. As a result, Messrs. Amerson, Clark, Fleming and Hahn were elected for an additional one-year term as directors.

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

                                                      High           Low
                                                   ---------      ---------
2001
Fourth Quarter ended December 31, 2001             $   2.72       $   1.56
Third Quarter ended September 30, 2001                 2.45           1.61
Second Quarter ended June 30, 2001                     2.15           1.16
First Quarter ended March 31, 2001                     3.69           1.30

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


APPROXIMATE NUMBER OF EQUITY SECURITYHOLDERS

On April 12, 2002, Flanders' common stock closed at $1.79. As of April 12, 2002, there were approximately 350 holders of record of the Company's common stock. The Company estimates there are approximately 2,500 beneficial owners of the Company's common stock.

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

SALES OF UNREGISTERED SECURITIES

The Company did not sell any unregistered common shares or other unregistered securities during 2001, 2000 or 1999.

Item 6. Selected Financial Data

The following financial data is an integral part of, and should be read in conjunction with, the "Consolidated Financial Statements" and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SELECTED HISTORICAL OPERATIONS DATA (In thousands, except per share data)


                                                                 Year Ended December 31,
                                               ---------------------------------------------------------
                                                  2001        2000        1999        1998        1997
                                               ----------  ----------  ----------  ---------- ----------
Net sales                                      $ 189,077   $ 194,072   $ 171,392   $ 154,765  $ 131,899
Gross profit                                      39,783      36,917      43,975      37,660     32,880
Operating expenses                                36,311      40,733      33,802      28,108     23,510
Operating income (loss) from continuing
  operations                                       3,471      (3,816)     10,172       9,551      9,370
Earnings (loss) from continuing operations
  before income taxes                              1,489      (6,940)     10,174      10,991      9,850
Provision (benefit) for income taxes                 930      (2,443)      4,671       4,450      3,751
Earnings (loss) from continuing operations           559      (4,497)      5,503       6,541      6,098
Loss from discontinued operations                   (175)     (2,702)     (2,686)     (1,253)      (259)
Net earnings (loss)                            $     384   $  (7,199)  $   2,817   $   5,289  $   5,839
                                               ==========  ==========  ==========  ========== ==========

Earnings (loss) per share from continuing
  operations
    Basic                                      $    0.02   $   (0.18)  $    0.22   $    0.26  $    0.33
                                               ==========  ==========  ==========  ========== ==========
    Diluted                                    $    0.02   $   (0.18)  $    0.21   $    0.24  $    0.28
                                               ==========  ==========  ==========  ========== ==========

Net earnings (loss) per share
    Basic                                      $    0.01   $   (0.28)  $    0.11   $    0.21  $    0.32
                                               ==========  ==========  ==========  ========== ==========
    Diluted                                    $    0.01   $   (0.28)  $    0.11   $    0.20  $    0.27
                                               ==========  ==========  ==========  ========== ==========

Weighted average common shares outstanding
    Basic                                         26,036      25,298      25,344      25,134     18,509
                                               ==========  ==========  ==========  ========== ==========
    Diluted                                       26,038      25,298      26,525      27,107     22,477
                                               ==========  ==========  ==========  ========== ==========


SELECTED HISTORICAL BALANCE SHEET DATA (In thousands)

                                                                      December 31,
                                               ---------------------------------------------------------
                                                  2001        2000        1999        1998        1997
                                               ----------  ----------  ----------  ---------- ----------
Working capital                                $  13,949   $  13,644   $  45,421   $  47,972  $  55,179
Total assets                                     180,255     180,222     165,642     167,780    145,881
Long-term obligations(1)                          52,045      49,370      32,328      31,406     14,771
Total shareholders' equity                        96,879      98,151     107,817     109,603    106,207

____________________

1 Long-term obligations include long-term notes payable, long-term debt, including current maturities, convertible debt, and committed capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with "Item 6 - Selected Financial Data" and our "Consolidated Financial Statements," all included elsewhere herein. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors, including but not limited to those discussed below under "Factors That May Affect Future Results" could cause actual results to differ materially from those contained in these forward-looking statements.

OVERVIEW

Flanders is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance air filtration products and certain related products and services. Our focus has evolved from expansion through acquisition to increasing the quality and efficiency of our high-volume replacement filtration products, and using these benefits to compete more effectively in the marketplace. We also design and manufacture much of our own production equipment as well as glass-based media for many of our air filtration products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, and valuations of investments, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

We believe that the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required. We value our inventories at the lower of cost or market. We write down inventory balances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Our insurance costs are developed by management evaluation of the likelihood and probable amount of potential claims based on historical experience and evaluation of each claim. Changes in the key assumptions may occur in the future, which would result in changes to related insurance costs. We also have recorded goodwill and intangible assets related to previous acquisitions. We assess impairments associated with these assets when we determine that the undiscounted expected future cash flows decline below their carrying value. Poor operating performance of the business activities related to goodwill, other intangible assets, or long-lived assets could result in future cash flows of these assets declining below carrying values.

RESULTS OF OPERATIONS

    2001 Compared to 2000

    The following table summarizes the Company's results of operations as a percentage of net sales for 2001 and 2000 (Dollar amounts in thousands).

                                                       2001                2000
                                                ------------------  ------------------
    Net sales                                   $ 189,077   100.0%  $ 194,072   100.0%
    Gross profit                                   39,783    21.0      36,917    19.0
    Operating expenses                             36,311    19.2      40,733    21.0
    Operating income (loss) from
      continuing operations                         3,471     1.8      (3,816)   (2.0)
    Earnings (loss) from continuing
      operations before income taxes                1,489     0.8      (6,940)   (3.6)
    Provision (benefit) for income taxes              930     0.5      (2,443)   (1.3)
    Earnings (loss) from continuing operations        559     0.3      (4,497)   (2.3)
    Loss from discontinued operations                (175)   (0.1)     (2,702)   (1.4)
    Net earnings (loss)                          $    384     0.2    $ (7,199)   (3.7)


    Net Sales: Net sales for 2001 decreased by $4,995,000 or 2.6%, to $189,077,000, from $194,072,000 for 2000. The decrease in net sales was due to a large and unexpected drop-off in orders in the fourth quarter of 2001, which resulted in revenues approximately $7.3 million lower than the fourth quarter of 2000, primarily in our replacement business for standard industrial and residential replacement filters, caused by a deferral of standard HVAC system maintenance by a large number of end users. The shortfall does not appear to be caused by a loss of market share or loss of any significant number of customers.

    Gross Profit. Gross profit for 2001 increased $2,866,000, or 7.8%, to $39,783,000, which made up 21.0% of net sales, from $36,917,000 for 2000, which made up 19.0% of net sales. Excluding approximately $7.9 million of one-time charges booked to cost of sales in 2000, consisting primarily of decreases in inventory valuations, increases in the allowance for doubtful accounts, and other charges for write-offs of previously capitalized costs and other miscellaneous items, gross profit for 2001 decreased by $5,034,000, approximately $4.0 million of which was due to the unexpected revenue shortfall in the fourth quarter of 2001. The remainder of the decrease in gross profit was principally attributable to:

      o Expanded facilities in Tijuana, which were brought partially online during the first half of the year, experienced additional expenses associated with completing expansions, reorganizing production schedules, hiring and training additional laborers, and other inefficiencies typical of expanded manufacturing operations, including duplicate staffing at our San Diego and Nevada facilities.

      o Increased price competition for several major retail accounts.

      o Increased inbound freight costs for raw materials associated with fuel price increases and fuel surcharges.

    Operating Expenses. Operating expenses for 2001 decreased $4,422,000, or 10.9%, to $36,311,000, from $40,733,000 in 2000. The decrease in operating expenses in 2001 was primarily attributable to reductions in administrative headcount of approximately 17%, and a 10% salary reduction instituted in the third quarter of 2001.

    Nonoperating income (expense) from continuing operations: Nonoperating expenses from continuing operations decreased approximately $1,871,000, to a net expense of approximately $1,253,000 for 2001, compared to net expense of 3,124,000 in 2000. Excluding a one-time charge in 2000 for the settlement of outstanding litigation with Intel of $1,500,000, nonoperating income (expense) from continuing operations decreased approximately $371,000.

    Provision for Taxes: Our effective state and federal tax rate, adjusted for the effect of nondeductible expenses consisting primarily of amortization of goodwill of approximately $900,000 per year, was approximately 39% and 40% for 2001 and 2000, respectively.

    Earnings (loss) from Continuing Operations: Earnings (loss) from continuing operations for 2001 increased $5,077,000, to income of $580,000, or $0.02 per share, from a loss of $4,497,000, or ($0.18) per share for 2000. The increase in earnings is primarily attributable to the benefits of administrative savings and reductions in salary expenses in 2001.

    2000 Compared to 1999

    The following table summarizes the Company's results of operations as a percentage of net sales for 2000 and 1999 (dollar amounts in thousands).

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

    Other Charges and Special Items: During the last half of 2000, we formalized our plan to consolidate our west coast operations, and recorded other charges and special items totaling approximately $10,600,000 in connection with settling our outstanding litigation with Intel, consolidating operations, combining organizations, plant start-up expenses and for other nonrecurring items arising during the period. These expenses were booked as approximately $7,900,000 in cost of goods sold, $1,200,000 in operating expenses and $1,500,000 in other expenses. Amounts booked for settlement of the Intel litigation included repurchasing inventory at a loss and cash payments - see "Legal Proceedings." Other one-time charges included costs for inventory adjustments, write-offs, plant start-up expenses, duplicate assets and other miscellaneous items.

    Gross Profit. Gross profit for 2000 decreased $7,058,000, or 16.1%, to $36,917,000, which made up 19.0% of net sales, from $43,975,000 for 1999, which made up 25.7% of net sales. Excluding the one-time charges noted above, gross profit for 2000 would have increased by $842,000, or 1.9%, to $44,817,000, which represented 23.1% of net sales, compared to $43,975,000, which represented 25.7% of net sales for 1999. The decrease in gross profit percentage, excluding one-time charges for comparability between periods, was principally attributable to:

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

      o Price concessions made to secure new contracts with distributors for mid-range industrial end- users led to a decrease in average selling price to industrial distributors of approximately 2%.

      o Expanded facilities in Salt Lake City, Utah and Tijuana, Mexico, which were brought partially online during 2000, experienced additional expenses associated with completing expansions, reorganizing production schedules, hiring and training additional laborers, and other inefficiencies typical of reorganized and expanded manufacturing operations.

      o Fuel surcharges for inbound shipments of raw materials, which were attributable to a general increase in domestic diesel fuel costs caused by escalating political instability in the Middle East as well as OPEC supply constraints.

      o During 1999 and 2000, we received national contracts from major retailers which required our first exposure to new "point-of-sale" distribution requirements. The contracts had pricing predicated upon certain erroneous assumptions regarding the costs of these distribution methods, and these problems were exacerbated by increases in fuel and related shipping expenses.

      o Labor overruns and redundant personnel.

    Operating Expenses. Operating expenses for 2000 increased $6,931,000, or 20.5%, to $40,733,000, compared to $33,802,000 in 1999. Excluding one-time charges, operating expenses for 2000 would have increased $5,731,000, or 17.0%, to $39,533,000, which represented 20.4% of net sales, from $33,802,000, which represented 19.7% of net sales in 1999.

    The increase in operating expenses, excluding one-time charges, was principally attributable to:

      o Fuel surcharges on outbound shipments of finished goods to customers and other shipping cost increases primarily attributable to a sharp increase in diesel fuel costs amounted to approximately $2,800,000.

      o A reevaluation of accounts receivable reserves due to economic downturn and an increase in the number of potentially bad receivables caused bad debt expense in 2000 to be approximately $1,450,000 higher in 2000 than in 1999, an increase of approximately 3800%.

      o Other increases in operating expenses were held to 4.4%, with increases in sales commissions, outbound freight and other expenses directly related to sales volume balanced by reductions in redundant administrative staff, consolidation of positions between subsidiaries and other savings from our ongoing consolidation and cost reduction program.

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

    Discontinued Operations: In December 1999, the Company adopted a formal plan to close Airseal West, a wholly owned subsidiary, and sell its various assets and product lines to unrelated third parties. The closure was completed in the first quarter of 2001, although various assets, consisting primarily of non- filtration inventories, manufacturing equipment, designs and intellectual properties, were not sold until later in the year. The estimated net loss of the discontinued operations of approximately $2,702,000 and $2,686,000 in 2000 and 1999, respectively, consists of net losses from discontinued operations of $1,820,000 and $1,793,000, respectively, approximately $893,000 of estimated losses on the disposal of assets which were accrued in 1999, and an additional $883,000 of estimated losses on the disposal of assets accrued in 2000.

    Provision for Taxes: Our blended state and federal tax rate, excluding the effect of nondeductible expenses consisting primarily of amortization of goodwill of approximately $900,000 per year and approximately $600,000 of one-time adjustments in 1999, was approximately 40.0% for both 2000 and 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Working capital was $13,949,000 at December 31, 2001, compared to $13,644,000 at December 31, 2000. This included cash and cash equivalents of $3,878,000 and $1,333,000 at December 31, 2001 and 2000, respectively.

Trade receivables decreased $3,485,000, or 10.4%, to $29,996,000 at December 31, 2001 from $33,481,000 at December 31, 2000. The decrease in receivables is primarily due to the decreased volume of net sales during the fourth quarter of 2001 compared to the fourth quarter of 2000 and timing differences in shipments and payments received.

Continuing operations generated $9,062,000 of cash in 2001, compared to consuming $543,000 of cash in 2000. The difference in cash flows was primarily related to the difference in net earnings from continuing operations. Investing activities for continuing operations consumed $8,116,000 of cash during 2001, compared to $9,659,000 consumed during 2000, consisting primarily of the purchase of property, plant and equipment. Financing activities for continuing operations provided $1,773,000 of cash in 2001, compared to $11,216,000 of cash in 2000, primarily from advances on our revolving credit facility.

We currently have a $30 million working capital credit facility from two banks, amended effective April 4, 2002. As of December 31, 2001, we had used approximately $29.6 million of the $30 million working capital facility. The working capital credit facility bears interest at LIBOR, which was 2.45% at December 31, 2001, plus 3.5%. At times during 2000 and 2001, including at December 31, 2001, the Company was in violation of certain of financial loan covenants. The amendment extends the current credit facility and modifies required financial ratios, other loan covenants, and waives prior loan covenant violations. The agreement to amend and extend the working capital credit facility calls for the facility to expire August 30, 2002, and is subject to documentation acceptable to both the banks and the Company. The working capital credit facility is collateralized by the pledge of all common stock of the subsidiaries owned by the Company and other assets of the company.

In connection with the amended working capital credit facility and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, not paying dividends, not repurchasing its stock, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio. Unless this credit facility is renewed, it will expire in August 2002. Failure to negotiate an extension to this credit facility, enter into a replacement facility, or obtain additional equity will materially adversely impact our business and operations.

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

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000. On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement. As of April 12, 2002, approximately 575,000 shares had been repurchased in the open market under this authorization.

Outlook

We recently announced that we had adapted our biocontainment products for use as part of a system for hardening government buildings, commercial office complexes and public venues against airborne bioweapons such as anthrax and smallpox. There is currently a tremendous amount of interest in these products, and major market analysts have indicated this will continue, but we do not know how reliable this expectation is, whether this interest will be sustained for a long period of time, or whether this interest will actually produce significant sales of these products. Any significant trend towards requiring hardening these types of facilities against airborne bioweapons could have a significant impact on our business.

During the third quarter of 2001, base wages at all operating facilities and departments, including corporate headquarters, were reduced by 10%, with base wages restored to previous levels on a month-to-month basis if specific month-to-month performance goals are met at the individual facilities. The majority of our facilities and operating groups have had their wages restored for at least some of the months this program has been in place.

We are currently introducing new products for the retail marketplace, our Airia indoor air cleaners and wholehouse residential air cleaning systems. In contrast to our standard retail filters, the bulk of which sell for unit prices between $0.50 and $10, these new products will sell for substantially more (between $200 and $5,000, with replacement packs ranging from $3/mo. to $15/mo). These are new products which are substantially different in features, appearance and performance from competing products, and we have no actual market data on how successful they will be, and hence have no way of estimating their impact on the financial results of the Company. Any sales of these units in significant quantities will require additional financial resources, either through equity or debt financing, to finance working capital requirements for production and sale of these products. For example, placement of an initial stocking order of the lowest-priced unit by a national retailer with 5,000 locations would result in new sales in excess of $15 million, with commensurate working capital requirements. At this point, we cannot estimate when or how much working capital may be required to finance these new products.

Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during 2002, with most analysts pushing recovery for this sector out to at least 2003. The current weak economy is also expected to have a dampening effect on sales of air filtration products across all product lines and end-user categories. As long as the current weakness in the economy continues, in individual market segments or the marketplace as a whole, our results will be negatively affected.

We have collected data that indicates that residential filter users replace their filters, on average, approximately once per year. Manufacturers of residential furnace and air conditioning systems recommend that these filters be changed every month. A minor trend toward increased maintenance of these residential heating and cooling systems could have a positive impact on our business.

Our most common products, in terms of both unit and dollar volume, are residential throw-away spun-glass filters, which usually sell for prices under $1.00. Any increase in consumer concern regarding air pollution, airborne pollens, allergens, and other residential airborne contaminants could result in replacement of some of these products with higher value products. Our higher value products include our NaturalAire higher-efficiency filters for residential use, with associated sales prices typically over $5.00 each. Any such trend would have a beneficial effect on our business. If our residential air cleaners are successful, we believe replacement filter sales, and the increased awareness of indoor air quality engendered by the simple presence of the air cleaners, will help to create and/or accelerate this trend.

We believe there is currently a gradually increasing public awareness of the issues surrounding indoor air quality and that this trend will continue for the next several years. We also believe there is an increase in public concern regarding the effects of indoor air quality on employee productivity, as well as an increase in interest by standards- making bodies in creating specifications and techniques for detecting, defining and solving indoor air quality problems. We further believe there will be an increase in interest in our Absolute Isolation Barriers in the future because these products may be used in both semiconductor and pharmaceutical manufacturing plants to prevent cross-contamination between different lots and different processes being performed at the same facility. These products also increase production yields in many applications.

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

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward- looking statements contained in this Form 10-K will in fact occur.

Factors That May Affect Future Results

Failure to Manage Future Growth Could Adversely Impact Our Business Due to the Strain on Our Management, Financial and Other Resources

If our business continues to grow, the additional growth will place burdens on management to manage such growth while maintaining profitability. We have no guarantee that we will be able to do so. Due to our recent acquisitions and expansions, our net sales increased by approximately 400% from 1995 through 2001, (a compound annual growth rate of 25%). We may not continue to expand at this rate. Our ability to compete effectively and manage future growth depends on our ability to:

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

During 2002 we plan to introduce and mass market products which, if successful, will require large amounts of additional financing and/or capital. This financing may need to be available on short notice. Any failure to obtain such financing, or delay in financing, could cause the failure of the new products due to inability to deliver on time, and could adversely impact relationships with current major accounts. In addition, delays in an untried supply chain, new production chains, and other delays common to the launch of a new product line could also adversely impact the success of the products, as well as current relationships with major accounts.

Failure to Negotiate Appropriate Loan Extensions or Obtain Alternate Financing on Beneficial Terms Could Negatively Impact Our Business and Shareholders

Our $30 million operating capital line expires in August 2002. If our current and ongoing attempts to obtain extensions from our banks or refinancing from other parties are unsuccessful, and we are unable to obtain alternate financing on beneficial terms, we could be forced to obtain financing or raise equity under terms which would not be favorable to us in order to continue to operate our business, which could have a significant adverse impact on our business and operations or lead to significant dilution to our existing shareholders.

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

Our Market Share May Not Continue to Increase if we are Unable to Acquire Additional Synergistic Businesses

In the past several years we have significantly increased our market share by acquiring synergistic businesses. Although we intend to continue to increase our market share in this manner, we have no assurance that future acquisition opportunities will be available. Additionally, in the future we may not have access to the substantial debt or equity financing to finance potential acquisitions. Moreover, these types of transactions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and other acquisition-related expenses, all of which could adversely affect our profitability or cash flows. Our strategy of growth through acquisition also exposes us to the potential risks inherent in assessing the value, strengths, weaknesses, and potential profitability of acquisition candidates and in integrating the operations of acquired companies. We do not currently have any binding agreements with respect to future acquisitions.

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

We May Experience Critical Equipment Failure Which Could Have a Material Adverse Effect on Our Business

If we experience extended periods of downtime due to the malfunction or failure of our automated production equipment, our business, financial condition and operations may suffer. We design and manufacture much of the automated production equipment used in our facilities. We also use other technologically advanced equipment for which manufacturers may have limited production capability or service experience. If we are unable to quickly repair our equipment or quickly obtain new equipment or parts from outside manufacturers, we could experience extended periods of downtime in the event of malfunction or equipment failure.

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

Our Plan to Centralize Overhead Functions May Not Produce the Anticipated Benefits to Our Operating Results

We are currently completing the implementation of plans to centralize and eliminate duplication of efforts between our subsidiaries in the following areas:

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

Management Controls a Significant Percentage of Our Stock

As of April 12, 2002, our directors and executive officers beneficially held approximately 43.8% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

If we issue the following securities, such securities may dilute the value of the securities that our existing stockholders now hold.

We have granted warrants to purchase a total of 540,000 of our shares of common stock to various parties with exercise prices ranging from $5.54 to $14.73 per share. All of the warrants are currently exercisable. As a result, if the warrant holders exercise these warrants, the interests of current shareholders may be diluted.

We have granted options to purchase a total of 4,688,300 shares of common stock to various parties with exercise prices ranging from $1.88 to $8.50 per share. The majority of these options are currently exercisable. Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted..

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

Our Business Can be Significantly Affected by Environmental Laws

The constantly changing body of environmental laws and regulations may significantly influence our business and products. These laws and regulations require that various environmental standards be met and impose liability for the failure to comply with such standards. While we endeavor at each of our facilities to assure compliance with environmental laws and regulations, and are currently not aware of any ongoing issues of this nature, we cannot be certain that our operations or activities, or historical operations by others at our locations, will not result in civil or criminal enforcement actions or private actions that could have a materially adverse effect on our business. We have, in the past, and may, in the future, purchase or lease properties with unresolved potential violations of federal or state environmental regulations. In these transactions, we have been successful in obtaining sufficient indemnification and mitigating the impact of the issues without recognizing significant expenses associated with litigation and cleanup. However, purchasing or leasing these properties requires us to weigh the cost of resolving these issues and the likelihood of litigation against the potential economic and business benefits of the transaction. If we fail to correctly identify, resolve and obtain indemnification against these risks, they could have a material adverse impact on our financial position.

Because of the foregoing factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate risks. Market risk is the potential loss arising from adverse change in market rates and prices, such as foreign currency exchange and interest rates. For Flanders, these exposures are primarily related to the sale of product to foreign customers and changes in interest rates. We do not have any derivatives or other financial instruments for trading or speculative purposes.

The fair value of the Company's total long-term debt, including capital leases, at December 31, 2001 was approximately $51,729,000. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at December 31, 2001. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments. We have two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. This interest rate swap is accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax effected fair market value of the interest rate swap of $653,990 is included in other comprehensive income. The interest rate swap contracts expire in 2013 and 2015.

The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. Risks due to changes in foreign currency exchange rates are negligible, as the preponderance of our foreign sales occur over short periods of time or are demarcated in U.S. dollars.


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


Name                 Age    Title
Robert R. Amerson     51   President, Chief Executive Officer and Director

James L. "Buddy"      59   Vice President Operations
  Mercer

Steven K. Clark       49   Chief Operating Officer, Vice President Finance/
                           Chief Financial Officer and Director

Linda Palmatier       48   Vice President Retail Sales

Al Longton            36   Vice President Foremarket Sales and Engineering

David Aaronson        37   Vice President Filter Sales and Service

Peter Fredericks      44   Director

J. Russell Fleming    52   Director

Andrew Stallman       44   Director


Robert R. Amerson. Mr. Amerson has been President and Chief Executive Officer since 1988. Mr. Amerson is also a Director, a position he has held since 1988. He joined us in 1987 as Chief Financial Officer. Mr. Amerson has a Bachelor of Science degree in Business Administration from Atlantic Christian College.

James L. "Buddy" Mercer. Mr. Mercer has been Vice President Operations for the company since December 2001. He has direct responsibility for all plant manufacturing operations. Prior to December 2001, beginning in 1998, he was a general manager for Precisionaire, a subsidiary of the company. From 1967 through 1997, Mr. Mercer worked at Purolator Air Products, a competitor, working in several positions, up through plant manager.

Steven K. Clark. Mr. Clark was named as Vice President Finance, Chief Financial Officer and Director in December 1995 and Chief Operating Officer in November 1999. Mr. Clark acted as a consultant from November, 1995 through December, 1995. From July 1992 through October 1995, he was the Chief Financial Officer of Daw Technologies, Inc., a specialty cleanroom contractor and customer of the Company. While Chief Financial Officer of Daw Technologies, Mr. Clark was late in filing a Form 3 amendment and certain Form 4s and Form 5s. He agreed to a cease and desist order with respect to these violations. No violations other than the timeliness of filing those reports were alleged by the Securities and Exchange Commission ("SEC"). Prior to this he was a senior partner of Miller and Clark, an accounting and management services firm. Mr. Clark spent four years with Price Waterhouse, and an additional four years with Arthur Andersen, both accounting firms. He is a Certified Public Accountant, has Bachelor of Arts degrees in Accounting and Political Science and a Master of Business Administration Degree, all from the University of Utah.

Linda Palmatier. Ms. Palmatier has been Vice President of Retail Sales for the Company since October 2000. From December 1998 to October 2000, Ms. Palmatier was the Company's Director of Procurement. From December 1996 through December 1998, she worked as a designer/sales representative for Com-Net Software

Specialist and Signature Electronics. From August 1995 through December 1996, she worked as Director of Merchandising for J. Bill Circuit, Inc., a contract manufacturer of electronics. Ms. Palmatier holds a Bachelor of Science degree in business statistics from Virginia Commonwealth University and a Master of Science degree in humanities from the University of Richmond..

Al Longton. Mr. Longton has been Vice President Foremarket Sales and Engineering since March 2001. He has direct responsibility for sales and customer requirements for all foremarket products. From January 2000 through March 2001, Mr. Longton was a Regional Sales Manager. From October 1998 through January 2000, Mr. Longton was Product Manager over gas-phase filtration products for the Company. From September 1994 through October 1998, Mr. Longton was Engineering Manager for Flanders Filters, Inc., a subsidiary of the Company. Mr. Longton has a Bachelor of Science, cum laude, degree in mechanical engineering from Northeastern University..

David Aaronson. Mr. Aaronson has been Vice President Filter Sales and Service since December 2001. He has direct responsibility for overseeing sales of filtration products to air filter sales and service accounts. From August 2001 to December 2001, Mr. Aaronson was regional sales manager for the Company. From 1989 through 2000, Mr. Aaronson was the general manager of the air filtration division of Jorban-Riscoe Associates, Inc., a manufacturers' representative firm. Mr. Aaronson is also a partner in Air Quality Equipment Company, a manufacturers' representative firm specializing in air filtration and energy savings solutions. Mr. Aaronson graduated from the University of Kansas with a Bachelor of Arts in Business/Personnel Administration.

Peter Fredericks. Mr. Fredericks has been a director since April 2002. Mr. Fredericks is a private equity investor, and has been involved in business management, equity investment, and consulting since 1982. Mr. Fredericks' experience includes working as a strategy consultant with the Boston Consulting Group. Mr. Fredericks received his Bachelor of Arts degree in Economics with distinction from Stanford University, his Masters in Business Administration from Harvard University, where he was a Baker Scholar, and his Ph.D. from the Vienna University of Economics and Business Administration.

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

Andrew Stallman. Mr. Stallman was appointed as a director in November 2001 and elected in December 2001. Mr. Stallman is a principal of Investment Transactions, LLC, and is an independent investment advisor. Mr. Stallman has also been a portfolio manager for Soros Fund Management and Steinhardt Partners. Mr. Stallman has also been a research analyst for both Lehman Brothers Asset Management and E.F. Hutton. Mr. Stallman has a Bachelor of Arts degree in history, summa cum laude, from the State University of New York in New Paltz, and a Masters in Business Administration and finance from Harvard University.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company's Chief Executive Officer and to each of the Company's other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 2001.


                                                    Annual Compensation                  Long-Term Compensation
                                            -------------------------------------  -----------------------------------
                                                                                            Awards            Payouts
                                                                                   -------------------------  --------
                                                                                                Securities
                                                                        Other      Restricted   Underlying
                                                                       Annual        Stock       Options/      LTIP
                                                                       Compen-      Award(s)       SARs       Payouts
Name and Principal Position         Year    Salary ($)   Bonus ($)   sation ($)       ($)           (#)         ($)
------------------------------------------  -----------  ----------  ------------  -----------  ------------  --------
Robert R. Amerson                   2001(1)  $ 241,347        -      $   10,500          -       1,000,000        -
  President and CEO                 2000       250,000        -            -             -            -           -
                                    1999       254,808        -            -             -       1,000,000(2)     -

James L. "Buddy" Mercer             2001       110,952        -            -             -            -           -
  Vice President Finance/CFO        2000       112,247        -            -             -            -           -
                                    1999       110,952        -            -             -            -           -

Steven K. Clark                     2001(1)    240,866        -           1,327          -       1,000,000        -
  Vice President Finance/CFO/COO    2000       250,000        -            -             -            -           -
                                    1999       250,000        -            -             -       1,000,000(2)     -

(1) Mr. Amerson and Mr. Clark each had an annual salary of $250,000, plus a possible bonus each year, under their respective Employment Agreements, as amended. In the third quarter of 2001, these salaries were voluntarily reduced by ten percent, to $225,000 per year. See "Employment Agreements."

(2) Messrs. Amerson and Clark each had options to purchase 1,000,000 shares at $2.50 per share whose expiration date was extended, on December 22, 1999, from February 22, 2001 to February 22, 2006.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth the aggregate number and value of stock options and SAR's exercised during the last year by the Company's Chief Executive Officer and by each of the Company's other executive officers whose annual salary, bonus and other compensation exceed $100,000.

                                                      Number of Securities
                          Shares                     Underlying Unexercised      Value of Unexercised
                         Acquired                    Options/SARs at Fiscal     In-the-Money Options/
                            On          Value             Year-End (#)         SARs at Fiscal Year-End
          Name         Exercise (#)  Realized ($)  Exercisable/Unexercisable  Exercisable/Unexercisable
---------------------  ------------  ------------  -------------------------  -------------------------
Robert  R. Amerson           -        $     -          2,000,000 /    -                - / -
Steven K. Clark              -        $     -          2,000,000 /    -                - / -


COMPENSATION OF DIRECTORS

Directors who are Company employees receive no additional or special remuneration for serving as directors. The Company's non-employee Directors are paid $500 plus out-of-pocket expenses for each meeting of the Board of Directors and after being a Director for at least six months receive an automatic option to purchase 50,000 shares of the Company's common stock.

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

Both Mr. Amerson and Mr. Clark have agreed to voluntarily participate in our 10% salary reduction and incentive program, and their salaries have been reduced to $225,000 per year.

OTHER INFORMATION REGARDING THE BOARD OF DIRECTORS

Board Meetings and Committees

During 2001, the Board of Directors met three times and also executed various resolutions and written actions in lieu of meetings. All directors were in attendance at each of these meetings. The Board of Directors has an Audit Committee and a Compensation Committee. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors, reviews and evaluates the Company's internal audit and control functions, and monitors transactions between the Company and its employees, officers and directors. The Compensation Committee administers the Company's equity incentive plans and designates compensation levels for officers and directors of the Company. The Audit Committee met four times during 2001. The Compensation Committee met two times during 2001.

Currently, the Audit Committee consists of Messrs. Stallman, Fredericks, and Fleming, with Mr. Stallman serving as chair. The Compensation Committee consists of Messrs. Fleming, Fredericks and Amerson, with Mr. Fleming serving as chair.

Long-Term Incentive Plan

During 1996, the Company adopted the Long Term Incentive Plan to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 1,986,800 shares of Common Stock reserved for award under the LTI Plan. During 2001, 2000 and 1999, the Company awarded options to purchase 50,000, 12,500 and 52,850 shares of Common Stock under the LTI Plan, respectively.

The Plan is administered by the Compensation Committee. The Compensation Committee determines the total number and type of awards granted in any year, the number and selection of employees or consultants to receive awards, the number and type of awards granted to each grantee and the other terms and provisions of the awards, subject to the limitations set forth in the LTI Plan.

Stock Option Grants. The Compensation Committee has the authority to select individuals who are to receive options under the LTI Plan and to specify the terms and conditions of each option so granted (incentive or nonqualified), the exercise price (which must be at least equal to the fair market value of the common stock on the date of grant with respect to incentive stock options), the vesting provisions and the option term. Unless otherwise provided by the Compensation Committee, any option granted under the LTI Plan expires the earlier of five years from the date of grant or, three months after the optionee's termination of service with the Company if the termination of employment is attributable to (i) disability, (ii) retirement, or (iii) any other reason, or 15 months after the optionee's death. As of April 12, 2002, there are 423,300 options outstanding under the LTI Plan.

Stock Appreciation Rights. The Compensation Committee may grant SARs separately or in tandem with a stock option award. A SAR is an incentive award that permits the holder to receive (per share covered thereby) an equal amount by which the fair market value of a share of common stock on the date of exercise exceeds the fair market value of such share on the date the SAR was granted. Under the LTI Plan, the Company may pay such amount in cash, in common stock or a combination of both. Unless otherwise provided by the Compensation Committee at the time of grant, the provisions of the LTI Plan relating to the termination of employment of a holder of a stock option will apply equally, to the extent applicable, to the holder of a SAR. A SAR granted in tandem with a related option will generally have the same terms and provisions as the related option with respect to exercisability. A SAR granted separately will have such terms as the Compensation Committee may determine, subject to the provisions of the LTI Plan. As of April 12, 2002, no SARs are outstanding under the LTI Plan.

Performance Shares. The Compensation Committee is authorized under the LTI Plan to grant performance shares to selected employees. Performance shares are rights granted to employees to receive cash, stock, or other property, the payment of which is contingent upon achieving certain performance goals established by the Compensation Committee. As of April 12, 2002, no performance shares are outstanding under the LTI Plan.

Restricted Stock Awards. The Compensation Committee is authorized under the LTI Plan to issue shares of restricted common stock to eligible participants on such terms and conditions and subject to such restrictions, if any, outstanding under the LTI Plan. As of April 12, 2002, no restricted shares have been awarded under the LTI Plan.

Dividend Equivalents. The Compensation Committee may also grant dividend equivalent rights to participants subject to such terms and conditions as may be selected by the Compensation Committee. Dividend equivalent rights entitle the holder to receive payments equal to dividends with respect to all or a portion of the number of shares of stock subject to an option award or SARs, as determined by the Committee. As of April 12, 2002, no dividend equivalents are outstanding under the LTI Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company's common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of April 12, 2002. Except as indicated in the following footnotes, each listed beneficial owner has sole voting and investment power over the shares of common stock held in their names.

                                                                 Percentage of
     Name and Address                Shares of Common Stock  Outstanding Shares of
   of Beneficial Owner                 Beneficially Owned       Common Stock(1)
   -------------------               ----------------------  ---------------------

Robert R. Amerson(2)                         7,874,370                 28.09%
531 Flanders Filters Road
Washington, NC  27889

James L. "Buddy" Mercer(3)                        -                      *
2399 26th Avenue North
St. Petersburg, FL  33713

Steven K. Clark(2)                           5,155,183                 18.39%

Linda Palmatier                                   -                      *

Al Longton(4)                                   10,000                   *

Peter Fredericks(5)                             52,300                   *

J. Russell Fleming(6)                           75,000                   *

Andrew Stallman(5)                              64,500                   *


                                                                 Percentage of
     Name and Address                Shares of Common Stock  Outstanding Shares of
   of Beneficial Owner                 Beneficially Owned       Common Stock(1)
   -------------------               ----------------------  ---------------------

Thomas T. Allan                              1,590,232                 6.03%
3114 Barracks Road
Charlottesville, VA  22901

Franklin Resources, Inc.                     1,361,743                 5.23%
777 Marivers Island Blvd., 6th Fl.
San Mateo, CA  94404

Dimensional Fund Advisors, Inc.              2,111,300                 8.11%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

Becker Capital Management, Inc.              1,751,100                 6.73%
1211 SW Fifth Avenue, Suite 2185
Portland, OR  97204

All Executive Officers and
  Directors as a Group (8
  persons)(2),(3),(4),(5),(6)                13,231,353                43.82%


  * Represents less than 1% of the total issued and outstanding shares of common stock.

  1 Applicable percentage of ownership is based on 26,033,153 shares of common stock outstanding as of April 12, 2002, together with all applicable options for unissued securities for such shareholders exercisable within sixty days. Shares of common stock subject to options exercisable within sixty days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

  2 Includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share and 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.

  3 Includes 5,000 shares which are subject to an option to purchase such shares from the Company at $7.125 per share.

  4 Includes 10,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share, and 10,000 shares which are subject to an option to purchase such shares from the Company at $7.125 per share.

  5 Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $1.79 per share.

  6 Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share and 5,000 shares which are subject to an option to purchase such shares from the Company at $1.875 per share.


Item 13. Certain Relationships and Related Transactions

At December 31, 2001, Steven K. Clark owed the Company $3,782,007 of principal and $539,388 of accrued interest which he previously borrowed to settle claims, to make certain payments under an indemnity agreement he entered into with the Company, to exercise options and to purchase certain shares from Thomas T. Allan, a former officer and director. This debt is evidenced by a note which bears interest at LIBOR plus 1%, and is due in full on December 31, 2010, or on demand by the Company.

At December 31, 2000, Robert R. Amerson owed the Company $1,967,449 of principal and $322,486 of accrued interest, which he previously borrowed, the majority of which was used to settle claims, to make certain payments under an indemnity agreement he entered into with the Company, to purchase certain shares from Thomas T. Allan, a former officer and director of the Company, and for other unspecified reasons. This debt is evidenced by a note which bears interest at LIBOR plus 1%, and is due in full on December 31, 2010, or on demand by the Company.

The Company made payments totaling $1,104,641 and $316,391 in 2001 and 2000, respectively, to Superior Die- Cutting, a vendor supplying raw materials to the company. Superior Die-Cutting is partially owned by Robert R. Amerson and Steven
K. Clark (twenty-five percent each). The company made payments totaling $349,509 and $55,040 in 2001 and 2000, respectively, to Wal-Pat II, a real estate partnership which leases property to the company. Wal-Pat II is owned by Robert
R. Amerson and Steven K. Clark (fifty percent each). At December 31, 2001, the Company owed a total of $349,509 and $0, to Superior Die-Cutting and Wal-Pat II, respectively.

                                   PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following constitutes a list of Financial Statements, Financial Statement Schedules and Exhibits required to be used in this report.

    (a)(1) Financial Statements: Financial Statements are included beginning at page F-1 as follows:

            Report of Independent Certified Public Accountants..............F-2

            Consolidated Balance Sheets at December 31, 2001 and 2000.......F-3

            Consolidated Statements of Operations for the years ended
            December 31, 2001, 2000 and 1999................................F-4

            Consolidated Statements of Stockholders' Equity for the
            years ended December 31, 2001, 2000 and 1999....................F-5

            Consolidated Statements of Cash Flows for the years
            ended December 31, 2001, 2000 and 1999..........................F-6

            Notes to Consolidated Financial Statements......................F-8

    (a)(2)  Financial Statement Schedules

            Report of Independent Certified Public Accountants
            on Schedule....................................................F-28

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

   10.1 Credit Agreement between Flanders Corporation, SunTrust Bank, Tampa Bay and Zions First National Bank, dated November 10, 1997, filed with the December 31, 1997 Form 10-K, and incorporated herein by reference.

   10.2 Loan Agreement between Will-Kankakee Regional Development Authority and Flanders Corporation dated December 15, 1997, filed with the December 31, 1997 Form 10-K, and incorporated herein by reference.

   10.3 Letter of Credit Agreement between Flanders Corporation and SunTrust Bank, Tampa Bay, dated April 1, 1998, filed with the Form 10-Q dated March 31, 1998, and incorporated herein by reference.

   10.4 Credit Agreement between Flanders Corporation, SunTrust Equitable Securities Corporation and SunTrust Bank, dated February 9, 2000, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

   10.5 Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated April 1, 1998, filed with the Form 10-Q dated March 31, 1998, and incorporated herein by reference.

   10.6 Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated March 1, 2000, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

   10.7 Flanders Corporation 1996 Director Option Plan, filed with the Form 10-K dated December 31, 1995, and incorporated herein by reference.

   10.8 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

   10.9 Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.

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

   10.12 Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Robert R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

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

   10.16 Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

   10.17 Amendment to Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

   10.18 Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated November 7, 2001, filed herewith.

   10.19 Stock Option Agreement between Flanders Corporation and Steven K. Clark dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

   10.20 Amendment to Stock Option Agreement between Flanders Corporation and Steven K. Clark dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

   10.21 Stock Option Agreement between Flanders Corporation and Steven K. Clark dated November 7, 2001, filed herewith.

   10.22 Note Agreement between Steven K. Clark and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

   10.23 Note Agreement between Robert R. Amerson and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

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

Dated this 17th day of April, 2002.

                                FLANDERS CORPORATION


                                By  /s/ Robert R. Amerson
                                    ---------------------------------
                                    Robert R. Amerson
                                    President, Chief Executive Officer,
                                    and Director


                                By  /s/ Steven K. Clark
                                    ---------------------------------
                                    Steven K. Clark
                                    Vice President/Chief Financial Officer,
                                    Principal Accounting Officer, Chief
                                    Operating Officer and Director


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


        Signature                     Title                            Date

/s/ Robert R. Amerson                                            April 17, 2002
-----------------------    President, Chief Executive Officer   ----------------
 Robert R. Amerson         and Director


/s/ Steven K. Clark                                              April 17, 2002
-----------------------    Chief Operating Officer, Vice        ----------------
 Steven K. Clark           President Finance/Chief Financial
                           Officer, Principal Accounting
                           Officer and Director


/s/ Peter Fredericks                                             April 17, 2002
-----------------------                                         ----------------
 Peter Fredericks          Director


/s/ J. Russell Fleming                                           April 17, 2002
-----------------------                                         ----------------
 J. Russell Fleming        Director


/s/ Andrew Stallman                                              April 17, 2002
-----------------------                                         ----------------
 Andrew Stallman           Director

                             FLANDERS CORPORATION




                      CONSOLIDATED FINANCIAL STATEMENTS

                 Years Ended December 31, 2001, 2000 and 1999

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
Flanders Corporation


We have audited the accompanying consolidated balance sheets of Flanders Corporation and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanders Corporation and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP

Salt Lake City, Utah
March 15, 2002, except for the last paragraph of Note H, as to which the date is April 4, 2002

                    FLANDERS CORPORATION AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                                 December 31,



ASSETS                                             2001             2000
                                              --------------   --------------
Current assets
  Cash and cash equivalents                   $   3,877,785    $   1,333,128
  Receivables:
    Trade, less allowance for doubtful
      accounts: 2001 $1,531,650;
      2000 $1,777,973                            29,995,949       33,481,302
    Other                                           483,941          514,202
  Inventories (Note B)                           31,391,365       28,299,766
  Deferred taxes (Note J)                         1,994,964        3,020,545
  Other current assets                            4,633,848        6,094,903
                                              --------------   --------------
            Total current assets                 72,377,852       72,743,846
Related party receivables (Note M)                  549,350          385,696
Other assets (Note E)                             2,715,855        2,985,180
Intangible assets, net (Note F)                  28,332,307       29,185,805
Property and equipment, net (Notes G, H
  and I)                                         76,279,734       74,921,196
                                              --------------   --------------
                                              $ 180,255,098    $ 180,221,723
                                              ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt and
    capital lease obligations (Notes H and I) $  32,599,894    $  32,832,253
  Accounts payable                               15,726,086       20,267,236
  Accrued expenses                                9,449,073        6,000,140
                                              --------------   --------------
            Total current liabilities            57,775,053       59,099,629

Long-term capital lease obligations, less
  current maturities (Note I)                     3,173,502        3,403,664
Long-term debt, less current maturities
  (Note H)                                       16,271,430       13,134,219
Long-term liabilities, other                      1,089,983            -
Deferred taxes (Note J)                           5,065,762        6,432,927
Commitments and contingencies (Notes H, I, K
  and L)
Stockholders' equity (Notes L, M and N)
  Preferred stock, no par value, 10,000,000
    shares authorized; none issued                    -                -
  Common stock, $.001 par value; 50,000,000
    shares authorized; issued and outstanding:
    26,033,153 in 2001; 26,379,633 in 2000           26,033           26,380
  Additional paid-in capital                     90,331,524       90,898,258
  Notes receivable (Note M)                      (8,325,978)      (7,891,208)
  Accumulated other comprehensive loss
    (Note H)                                       (653,990)           -
  Retained earnings                              15,501,779       15,117,854
                                              --------------   --------------
                                                 96,879,368       98,151,284
                                              --------------   --------------
                                              $ 180,255,098    $ 180,221,723
                                              ==============   ==============


   The accompanying notes are an integral part of these financial statements.
                                      F-3

                    FLANDERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                           Year Ended December 31,



                                                   2001             2000             1999
                                              --------------   --------------   --------------
Net sales                                     $ 189,077,482    $ 194,071,897    $ 171,392,281
Cost of goods sold (Notes K, L and M)           149,294,903      157,154,700      127,417,753
                                              --------------   --------------   --------------
      Gross profit                               39,782,579       36,917,197       43,974,528
Operating expenses (Notes K, L and M)            36,311,426       40,733,468       33,802,204
                                              --------------   --------------   --------------
      Operating income (loss) from
        continuing operations                     3,471,153       (3,816,271)      10,172,324
                                              --------------   --------------   --------------
Nonoperating income (expense) from continuing
  operations:
    Other income (expense), net (Note K)          1,928,661         (329,530)       1,258,440
    Interest expense                             (3,911,179)      (2,794,027)      (1,257,157)
                                              --------------   --------------   --------------
                                                 (1,982,518)      (3,123,557)           1,283
                                              --------------   --------------   --------------
      Earnings (loss) from continuing
        operations before income taxes            1,488,635       (6,939,828)      10,173,607

Provision (benefit) for income taxes (Note J)       929,510       (2,442,846)       4,670,682
                                              --------------   --------------   --------------
      Earnings (loss) from continuing
        operations                                  559,125       (4,496,982)       5,502,925

Discontinued operations (Note D)
  Loss from operations of discontinued
    subsidiary (including tax benefit of
    $115,132 in 2001;$1,111,800 in 2000;
    $1,134,799 in 1999)                            (175,200)      (1,819,688)      (1,792,417)
  Loss on disposal of subsidiary (including
    tax benefit of $539,200 in 2000 and
    $565,604 in 1999)                                 -             (882,543)        (893,374)
                                              --------------   --------------   --------------
Loss from discontinued operations                  (175,200)      (2,702,231)      (2,685,791)
                                              --------------   --------------   --------------
            Net earnings (loss)               $     383,925    $  (7,199,213)   $   2,817,134
                                              ==============   ==============   ==============
Earnings (loss) per share from continuing
  operations (Note O)
    Basic                                     $        0.02    $       (0.18)   $        0.22
                                              ==============   ==============   ==============
    Diluted                                   $        0.02    $       (0.18)   $        0.21
                                              ==============   ==============   ==============
Loss per share from discontinued operations
    Basic                                     $       (0.01)   $       (0.11)   $       (0.11)
                                              ==============   ==============   ==============
    Diluted                                   $       (0.01)   $       (0.11)   $       (0.10)
                                              ==============   ==============   ==============
Net earnings (loss) per share
    Basic                                     $        0.01    $       (0.28)   $        0.11
                                              ==============   ==============   ==============
    Diluted                                   $        0.01    $       (0.28)   $        0.11
                                              ==============   ==============   ==============
Weighted average common shares outstanding (Note O)
    Basic                                        26,036,082       25,297,520       25,344,433
                                              ==============   ==============   ==============
    Diluted                                      26,037,633       25,297,520       26,525,429
                                              ==============   ==============   ==============


   The accompanying notes are an integral part of these financial statements.
                                      F-4

                    FLANDERS CORPORATION AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                Years Ended December 31, 2001, 2000 and 1999

                                                                                Accum-
                                                 Additional                  ulated Other
                                      Common      Paid-In         Notes        Compre-       Retained
                                      Stock       Capital       Receivable   hensive Loss    Earnings          Total
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, January 1, 1999             $ 25,624  $ 91,837,257   $ (1,760,000)  $      -      $ 19,499,933   $ 109,602,814
  Issuance of 94,544 shares of
    common stock related to
    acquisitions                           95           (95)         -              -             -               -
  Interest on notes receivable
    secured by common shares             -            -           (254,094)         -             -            (254,094)
  Reclassification of receivables
    to shareholders                      -            -         (4,309,214)         -             -          (4,309,214)
  Issuance and release from escrow
    of 245,899 shares of common
    stock related to certain
    acquisitions                         -          988,028          -              -             -             988,028
  Purchase and retirement of 283,300
    shares of common stock               (283)   (1,027,002)         -              -             -          (1,027,285)
  Net earnings                            -           -              -              -         2,817,134       2,817,134
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, December 31, 1999             25,436    91,798,188     (6,323,308)         -        22,317,067     107,817,383
  Issuance of 2,300,000 shares of
    common stock upon exercise of
    options                             2,300     2,297,700     (1,150,000)         -             -           1,150,000
  Interest on notes receivable
    secured by common shares             -            -           (417,900)         -             -            (417,900)
  Cancellation of 150,000 shares
    related to unmet contingent
    conditions of acquisitions           (150)          150          -              -             -               -
  Purchase and retirement of
    1,206,000 shares of common stock   (1,206)   (3,197,780)         -              -             -          (3,198,986)
  Net loss                               -            -              -              -        (7,199,213)     (7,199,213)
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, December 31, 2000             26,380    90,898,258     (7,891,208)         -        15,117,854      98,151,284
  Interest on notes receivable
    secured by common shares             -            -           (434,770)         -             -            (434,770)
  Purchase and retirement of 354,000
    shares of common stock               (354)     (585,527)         -              -             -            (585,881)
  Issuance of 7,520 shares of common
    stock upon exercise of options          7        18,793          -              -             -              18,800

  Comprehensive income (loss)
    Net earnings                         -            -              -              -           383,925         383,925
    Transition adjustment                -            -              -          (579,273)         -            (579,273)
    Net loss on cash flow hedges         -            -              -           (74,717)         -             (74,717)
                                                                                                          --------------
  Total comprehensive loss               -            -              -                                         (270,065)
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, December 31, 2001           $ 26,033  $  90,331,524  $ (8,325,978)  $  (653,990)  $ 15,501,779   $  96,879,368
                                     ========  =============  =============  ============  =============  ==============


   The accompanying notes are an integral part of these financial statements.
                                      F-5

                    FLANDERS CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           Year Ended December 31,

                                                           2001             2000             1999
                                                      --------------   --------------   --------------
Increase (decrease) in cash and cash equivalents

CASH FLOWS FROM OPERATING ACTIVITIES
  Earnings (loss) from continuing operations          $     559,125    $  (4,496,982)   $   5,502,925
  Adjustments to reconcile earnings (loss) from
    continuing operations to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                       8,050,603        8,535,653        6,122,134
      Provision (credit) for doubtful accounts              397,575        1,489,129           39,620
      Allowance for obsolete inventory                     (236,074)       1,197,710           93,586
      (Gain) loss on sale of property and
        equipment                                             -                -              127,703
      Deferred income taxes                                  94,409         (578,791)        (308,627)
      Interest income on notes receivable                  (434,770)         (60,596)        (254,094)
      Change in working capital components, net of
        effects from acquisitions:
          Receivables                                     3,087,777       (5,947,205)      (3,711,074)
          Inventories                                    (2,855,524)      (3,422,092)      (1,480,901)
          Other current assets                             (116,916)         200,398         (365,743)
          Accounts payable                               (4,541,150)       4,281,921          173,435
          Accrued expenses                                3,448,931        2,035,571         (350,953)
          Income taxes (net)                              1,608,232       (3,777,814)        (298,458)
                                                      --------------   --------------   --------------
            Net cash provided by (used in) operating
              activities of continuing operations         9,062,218         (543,098)       5,289,553
            Net cash used in operating activities of
              discontinued operations                      (175,200)        (339,116)      (1,153,100)
                                                      --------------   --------------   --------------
            Net cash provided by (used in)
              operating activities                        8,887,018         (882,214)       4,136,453
                                                      --------------   --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisitions, net of cash acquired                          -                -           (1,786,692)
  Purchase of property and equipment                     (8,106,531)      (8,839,263)      (9,301,802)
  Proceeds from sale of property and equipment                -                -               39,000
  Disbursements on notes receivables                        217,995         (634,067)        (960,709)
  Decrease (increase) in other assets                      (227,213)        (185,820)         799,956
                                                      --------------   --------------   --------------
    Net cash used in investing activities of
      continuing operations                              (8,115,749)      (9,659,150)     (11,210,247)
    Net cash used in investing activities of
      discontinued operations                                 -              (77,155)        (424,769)
                                                      --------------   --------------   --------------
    Net cash used in investing activities                (8,115,749)      (9,736,305)     (11,635,016)
                                                      --------------   --------------   --------------

                                - Continued -

   The accompanying notes are an integral part of these financial statements.
                                      F-6

                    FLANDERS CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                           Year Ended December 31,

                                                           2001             2000             1999
                                                      --------------   --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net proceeds (payments) from revolving credit
    agreement                                             3,620,866       14,637,367       (1,630,250)
  Proceeds from long-term borrowings                          -            3,901,989            -
  Principal payments on long-term borrowings             (1,261,597)      (5,274,805)      (2,604,392)
  Purchase and retirement of common stock                  (585,881)      (3,198,986)      (1,027,285)
  Proceeds from exercise of options and warrants              -            1,150,000            -
                                                      --------------   --------------   --------------
    Net cash provided by (used in) financing
      activities of continuing operations                 1,773,388       11,215,565       (5,261,927)
    Net cash used in financing activities of
      discontinued operations                                 -              (88,138)         (87,975)
                                                      --------------   --------------   --------------
    Net cash provided by (used in) financing
      activities                                          1,773,388       11,127,427       (5,349,902)
                                                      --------------   --------------   --------------
    Net increase (decrease) in cash and cash
      equivalents                                         2,544,657          508,908      (12,848,465)

CASH AND CASH EQUIVALENTS
  Beginning of year                                       1,333,128          824,220       13,672,685
                                                      --------------   --------------   --------------
  End of year                                         $   3,877,785    $   1,333,128    $     824,220
                                                      ==============   ==============   ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
  Interest paid, net of $135,370, $246,207 and
    $395,074 interest capitalized to property and
    equipment for 2001, 2000 and 1999,
    respectively:
      Continuing operations                           $   3,836,240    $   2,440,251    $   1,365,866
                                                      ==============   ==============   ==============
      Discontinued operations                         $       -        $      13,368    $      20,492
                                                      ==============   ==============   ==============
  Income taxes paid                                   $     181,780    $     421,654    $   3,257,773
                                                      ==============   ==============   ==============

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES
    Valuation and release from escrow of  245,899
      shares of common stock related to
      acquisitions for 1999.                          $       -        $       -        $     970,528
                                                      ==============   ==============   ==============
    Issuance of 7,520 and 1,150,000 shares of
      common stock upon exercise of options in
      exchange for notes receivable in 2001 and 2000  $      18,800    $   1,150,000    $       -
                                                      ==============   ==============   ==============
    Capital lease obligation incurred for property
      and equipment                                   $     315,421    $   3,700,000    $       -
                                                      ==============   ==============   ==============
    Exchange of assets for minority interest          $       -        $       -        $     866,139
                                                      ==============   ==============   ==============

ACQUISITION OF COMPANIES (Note B)
  Working capital acquired, net of cash and cash
    equivalents received                              $       -        $       -        $     592,288
  Fair value of other assets acquired, principally
    property and equipment                                    -                -              698,647
  Goodwill                                                    -                -              647,369
  Long-term debt assumed                                      -                -             (151,612)
                                                      --------------   --------------   --------------
                                                      $       -        $       -        $   1,786,692
                                                      ==============   ==============   ==============

   The accompanying notes are an integral part of these financial statements.
                                      F-7

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A. Nature of Business and Summary of Significant Accounting Policies

The nature of the business and a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1. Nature of business

The Company designs, manufactures and sells air filters and related products. It is focused on providing complete environmental control systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors and pharmaceuticals. The Company also designs and manufactures much of its own production equipment to automate processes to decrease labor costs associated with its standard products. The Company also produces glass-based air filter media for many of its products. The vast majority of the Company's current revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

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

2. Principles of consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Superior Die Cut, of which 50% is owned by two officers and directors and 50% is owned by other shareholders unrelated to the Company or any of its officers and directors.

3. Significant customers

Net sales for the years ended December 31, 2001, 2000 and 1999 included sales to the following major customers, together with the receivables due from those customers:

                                                                       Trade Receivable Balance
                                     Amount of Net Sales                  As of December 31,
                         ------------------------------------------   ---------------------------
                             2001           2000           1999           2001           2000
                         ------------   ------------   ------------   ------------   ------------
Customer A               $ 15,498,460   $ 16,527,125   $ 16,441,644   $  1,084,449   $  1,677,274
Customer B                 29,618,268     24,772,898     21,148,340      4,781,894      3,256,765


4. Use of estimates

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

6. Fair value of financial instruments

The carrying amount of cash equivalents, trade receivables and trade payables approximates fair value at December 31, 2001 and 2000 because of the short maturity of those instruments. Based on the borrowing rates currently available to the Company for bank loans with similar maturities and similar collateral requirements, the fair value of notes payable and long-term debt approximates the carrying amounts at December 31, 2001 and 2000.

7. Inventories

Inventories are valued at lower of cost (first-in, first-out method) or market.

8. Comprehensive income

FAS 130, "Reporting Comprehensive Income," requires disclosure of comprehensive income in addition to the existing income statement. Other comprehensive income
(loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

9. Derivative financial instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133." SFAS 133 and SFAS 138 established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. The cumulative effect of the adoption of SFAS 133 and SFAS 138, as of January 1, 2001 resulted in a $579,273 decrease in other comprehensive income, a $386,182 decrease in deferred tax liability and an increase in long-term liabilities - other of $965,455, and had no impact on net earnings.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A. Nature of Business and Summary of Significant Accounting Policies
        - Continued

9. Derivative financial instruments - Continued

The Company has only limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. This interest rate swap is accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS
138. The tax effected fair market value of the interest rate swap of $653,990 at December 31, 2001 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

The following is a rollforward of the components of other comprehensive loss for the year ended December 31, 2001:

    Transition adjustment from adoption of SFAS 133               $ 579,273
    Net change associated with hedge transactions                    74,717
                                                                  ---------
    Ending balance deferred in other comprehensive loss           $ 653,990
                                                                  =========

10. Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets (including tax attributes) of companies acquired in purchase transactions. Goodwill is being amortized on a straight line basis over 40 years. At each balance sheet date, the Company evaluates goodwill for impairment by comparing expectations of non-discounted future cash flows excluding interest costs with the carrying value of goodwill for each subsidiary having a material goodwill balance. Based upon its most recent analysis, the Company believes that no impairment of goodwill exists at December 31, 2001.

11. Trademarks and trade names

Trademarks and trade names are being amortized on a straight line basis over 17 years. At each balance sheet date, the Company evaluates the value of trademarks and tradenames for impairment by comparing expectations of non-discounted future cash flows excluding interest costs with the carrying value of trademarks and tradenames for each trademark or tradename having a material unamortized balance. Based upon its most recent analysis, the Company believes that no impairment of trademarks and tradenames exists at December 31, 2001.

12. Property and equipment

Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives. Amortization of equipment and property held under capital leases is included in depreciation expense. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. In the fourth quarter of 2001, the Company changed its estimate of remaining useful life of certain machinery and equipment from ten to fifteen years. The Company made these changes to better reflect the estimated periods during which such assets will remain in service. The net effect during the fourth quarter was to decrease depreciation expenses by approximately $224,256. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2001.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A. Nature of Business and Summary of Significant Accounting Policies
        - Continued

13. Revenue recognition

Sales are recognized when shipments are made to customers. Rebates, allowances for damaged goods and other advertising and marketing program rebates are accrued pursuant to contractual provisions.

14. Income taxes

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

15. Earnings (loss) per share

Basic EPS is calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be antidilutive.

16. Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options as provided for under FASB Statement 123, "Accounting for Stock-Based Compensation" (SFAS 123).

17. Outbound shipping expenses

Outbound shipping expenses are included in "operating expenses," not in "cost of goods sold."

18. Advertising

The costs of advertising are expensed as incurred.

19. Warranty

The costs of warranties on the Company's products have not been historically significant and are expensed as incurred.

20. Self-Insurance

The Company is self-insured for certain losses relating to workers' compensation claims and medical benefits. The Company has purchased stop-loss coverage in order to limit the exposure to any significant levels of workers' compensation and medical benefits liability claims.

Self-insured losses are accrued based upon the Company's estimate of the aggregate liability for uninsured claims incurred using the Company's historical experience.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A. Nature of Business and Summary of Significant Accounting Policies
        - Continued

21. Reclassifications

Certain account balances for 2000 and 1999 have been reclassified with no effect on net earnings or retained earnings to be consistent with the classification adopted for the year ended December 31, 2001.

22. Impact of Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS 142 effective January 1, 2002. The adoption of this new accounting pronouncement has not been fully evaluated, but is expected to have an impact on the Company's financial statements and results of operations, as goodwill with a net carrying amount of $27,612,236 as of December 31, 2001 will no longer be amortized.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," (SFAS 143) which is effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS 143 to have a material impact on the Company's financial statements and results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). The Company is required to adopt SFAS 144 no later than its first fiscal year beginning after December 15, 2001. Management does not expect the adoption of SFAS 144 to have a material impact on the Company's financial statements or results of operations.


Note B. Mergers and Acquisitons

Effective April 1, 1999 the Company purchased the Tidewater group of companies, consisting of Tidewater Air Filter Fabrication Company, Inc., Newport Manufacturing, Inc., and Bio-Tec Inc., for a total cost of approximately $1,787,000, net of cash received, in a transaction recorded as a purchase. Goodwill of approximately $647,000 was recorded in this transaction. Tidewater is an air filter distributor and service organization. Prior to the acquisition, Tidewater was an exclusive distributor of a competitor's products. The Company's financial statements include the operating results of the Tidewater group of companies from April 1, 1999.

Pro forma results of operations of the Company as though Tidewater had been acquired as of January 1, 1999, are not presented because the pro forma would not be materially different than those presented.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note C. Inventories

Inventories consist of the following at December 31:

                                                   2001             2000
                                              --------------   --------------
Finished goods                                $  14,530,664    $  12,423,309
Work in progress                                  3,287,288        2,440,136
Raw materials                                    14,723,048       14,822,031
                                              --------------   --------------
                                                 32,541,000       29,685,476
Less allowances                                   1,149,635        1,385,710
                                              --------------   --------------
                                              $  31,391,365    $  28,299,766
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

In December 1999, the Company adopted a formal plan to close Airseal West, a wholly owned subsidiary, and sell its various assets and product lines to unrelated third parties. The closure was completed in the first quarter of 2001. During the year ended December 31, 2000, approximately $3 million of fixed assets and inventory were transferred to other subsidiaries, with other assets remaining held for sale. The closure was completed in the first quarter of 2001, although various assets, consisting primarily of non-filtration inventories, manufacturing equipment, designs and intellectual properties, were not sold until later in the year.

Operating results of Airseal West, including net sales of Airseal West, are shown separately in the accompanying statement of operations and are combined into the heading, "Loss from operations of discontinued subsidiary." Net sales of Airseal West for 2001, 2000 and 1999 were approximately $68,000, $1,710,000 and $2,354,000, respectively.

Net assets of Airseal West consist of the following at December 31:

                                                   2001             2000
                                              --------------   --------------
Accounts receivable                           $      -         $     374,952
Accounts payable                                     -              (228,241)
Accrued liabilities                                  -               (69,295)
Long-term debt                                       -               (77,416)
                                              --------------   --------------
                                              $      -         $       -
                                              ==============   ==============

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note E. Other Assets

Other assets consist of the following at December 31:

                                                   2001             2000
                                              --------------   --------------
Real estate held for sale                     $      56,000    $      56,000
Notes receivable                                    892,571        1,255,420
Deposits                                            503,340          490,267
Deferred expenses, net of accumulated
  amortization of $399,976 in 2001 and
  $338,010 in 2000                                1,209,903        1,071,807
All other                                            54,041          111,686
                                              --------------   --------------
                                              $   2,715,855    $   2,985,180
                                              ==============   ==============


Note F. Intangible Assets

Intangible assets consist of the following at December 31:

                                                   2001             2000
                                              --------------   --------------
Goodwill, net of accumulated amortization of
  $3,353,778 in 2001 and $2,555,832 in 2000   $  27,612,236    $  28,405,089
Trademarks and trade names, net of
  accumulated amortization of $317,113 in
  2001 and $256,468 in 2000                         720,071          780,716
                                              --------------   --------------
                                              $  28,332,307    $  29,185,805
                                              ==============   ==============


Note G. Property and Equipment

Property and equipment and estimated useful lives consist of the following at December 31:

                                                                        Estimated
                                        2001             2000         Useful Lives
                                   --------------   --------------   --------------
Land                               $   3,822,609    $   3,772,114           -
Buildings                             38,277,128       37,650,718      15-40 years
Machinery and equipment               54,624,251       48,268,362      10-15 years
Office equipment                       8,669,770        7,553,043        5 years
Vehicles                               1,486,189        1,351,045        5 years
Construction in progress               2,915,131        2,777,843           -
                                   --------------   --------------
                                     109,795,078      101,373,125
Less accumulated depreciation         33,515,344       26,451,929
                                   --------------   --------------
                                   $  76,279,734    $  74,921,196
                                   ==============   ==============

Total depreciation expense charged to operations totaled $7,063,416, $7,612,348 and $5,544,018 for 2001, 2000 and 1999, respectively.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note H. Pledged Assets and Debt

A summary of the Company's debt, and collateral pledged thereon, consists of the following at December 31:

                                                       2001             2000
                                                  --------------   --------------
Long-term debt:

Lower of prime or LIBOR plus defined percentage
  line of credit agreements (4.41% at December
  31, 2001)                                       $  29,627,983    $  26,007,117

Prime  plus 0.25 percent (5% at December 31,
  2001)  notes payable to a mortgage company due
  in monthly payments of $30,096 including
  interest through January 2006, at which time
  all unpaid principal is due, collateralized
  by a deed of trust on land and building.           1,060,809        1,283,156

10.125 percent note payable to a mortgage
  company, due in monthly payments of $13,775,
  including interest through July 2004,
  collateralized by a first deed of trust on
  real property.                                        361,735          483,622

Various notes payable to a bank with interest at
  prime plus .25 percent with a floor of 7% (7%
  at December 31, 2001) due in monthly
  installments of $12,038, including interest,
  expiring at various times through April 2004,
  collateralized by a deed of trust on real
  property.                                             975,748        1,045,297

6.5 percent note payable to a regional
  development authority, due in varying
  quarterly installments, plus interest,
  through December 2017, collateralized by a
  security agreement and financing statement
  on real and personal property.                      5,320,000        5,505,000

Note payable to a bank with interest at prime
  plus 0.25 percent, with rate adjusted annually
  (7.25% at December 31, 2001), due in monthly
  payments of $7,098 including interest through
  June 2017 subject to a call option in June
  2007, collateralized by a deed of trust on
  real property.                                        790,714          808,905

Industrial revenue bond with a variable tax
  exempt interest rate as determined by a
  remarketing agent, with rate effectively fixed
  at 5.14% by an interest-rate swap,
  collateralized by a $4,000,000 letter of
  credit which expires April 1, 2015.                 3,970,573        3,901,989

Note payable to an industrial development
  authority, with an interest rate of 83 percent
  of prime rate or a floor of 5.5%, whichever is
  higher (5.5% at December 31, 2001), due in
  monthly installments of $11,333 plus interest
  through January 2005, collateralized by a deed
  of trust on real property.                            430,810          566,800

Industrial revenue bond with a variable tax
  exempt interest rate as determined by a
  remarketing agent, with rate effectively fixed
  at 5.14% by an interest-rate swap,
  collateralized by a $4,500,000 letter of
  credit which expires April 1, 2013.                 4,500,000        4,500,000

Note payable to a bank with interest at LIBOR
  plus an adjusted base rate, as defined, due in
  monthly installments of $17,788 plus interest,
  with a balloon payment due on June 30, 2002,
  of $1,120,625, collateralized by a second deed
  of trust and security agreement on real
  property.                                           1,209,564        1,440,804


                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note H. Pledged Assets and Debt - Continued

                                                       2001             2000
                                                  --------------   --------------
Various other contracts payable                         392,887          226,782
                                                  --------------   --------------
                                                     48,640,823       45,769,472
Less current maturities                              32,369,393       32,635,253
                                                  --------------   --------------
                                                  $  16,271,430    $  13,134,219
                                                  ==============   ==============


Aggregate maturities required on long-term debt as of December 31, 2001 are due in future years as follows:

  Year Ending December 31,
  ------------------------
            2002                $ 32,369,393
            2003                     852,654
            2004                     957,616
            2005                     548,479
            2006                     338,098
            Later years           13,574,583
                                ------------
                                $ 48,640,823
                                ============

The line of credit agreements have amounts outstanding on revolving credit facilities with banks which provide lines of credit up to a maximum principal amount of $30,000,000 at December 31, 2001 and 2000. The lines of credit bear interest rates at LIBOR, which was 2.45% at December 31, 2001, plus 3.5%. The line of credit is collateralized by the pledge of all common stock of the subsidiaries owned by the Company and other assets of the Company. In connection with the lines of credit agreements and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, not paying dividends, not repurchasing its stock, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio. At times during 2001 and 2000, including at December 31, 2001, the Company was in violation of certain of these financial loan covenants.

Subsequent to December 31, 2001, the Company signed an agreement to amend and extend the current credit agreement which modifies required financial ratios, other loan covenants, and waives prior loan covenant violations. The agreement to amend and extend the line of credit agreement calls for the line of credit agreement to expire August 30, 2002, and is subject to finalization of documentation acceptable to both the banks and the Company.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note I. Leases

The Company leases certain facilities and equipment under long-term non-cancellable operating leases, which may be renewed in the ordinary course of business, including a building lease with a related party (Note M). The Company leases certain manufacturing and warehousing space under a capital lease with an original term of ten years with two consecutive ten-year renewal options. Leased capital assets are included in property and equipment as follows at December 31:

                                                       2001             2000
                                                  --------------   --------------
Buildings                                         $   3,700,000    $   3,700,000
Accumulated depreciation                               (185,000)         (61,667)
                                                  --------------   --------------
                                                  $   3,515,000    $   3,638,333
                                                  ==============   ==============

Future minimum payments, by year and in aggregate, under capital leases and operating leases consist of the following at December 31, 2001:


  Year Ending December 31,               Capital leases        Operating leases
  ------------------------               --------------        ----------------
           2002                          $     521,272         $     2,163,086
           2003                                536,910               1,773,078
           2004                                553,018               1,672,145
           2005                                569,608               1,430,617
           2006                                586,697               1,248,565
           Later years                       2,138,231               7,477,317
                                         --------------        ----------------
Total minimum lease payments                 4,905,736         $    15,764,808
Less amount representing interest            1,501,733         ================
                                         --------------
Present value of net minimum payments        3,404,003
Current portion                                230,501
                                         --------------
Long-term portion                        $   3,173,502
                                         ==============

Total rent expense charged to operations was approximately $3,434,532, $2,900,000 and $2,900,000 for 2001, 2000 and 1999, respectively.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note J. Income Taxes

The Company's provision (benefit) for income taxes is as follows for the years ended December 31:

                                                           2001             2000             1999
                                                      --------------   --------------   --------------
Current:
  Federal                                             $     499,474    $  (2,784,617)   $   2,485,920
  State                                                     145,290         (775,119)         792,986
  Foreign                                                    75,205           44,681            -
                                                      --------------   --------------   --------------
                                                            719,969       (3,515,055)       3,278,906
                                                      --------------   --------------   --------------
Deferred:
  Federal                                                    73,135         (501,298)        (250,675)
  State                                                      21,274          (77,493)         (57,952)
                                                      --------------   --------------   --------------
                                                             94,409         (578,791)        (308,627)
                                                      --------------   --------------   --------------
Total                                                       814,378       (4,093,846)       2,970,279

Allocated to discontinued operations                       (115,132)      (1,651,000)      (1,700,403)
                                                      --------------   --------------   --------------
Total provision (benefit) from continuing operations  $     929,510    $  (2,442,846)    $  4,670,682
                                                      ==============   ==============   ==============

The income tax provision for continuing operations differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income due to the following for years ended December 31:

                                                           2001             2000             1999
                                                      --------------   --------------   --------------
Computed "expected" tax expense (benefit)             $     407,423    $  (3,839,640)   $   1,967,719
Increase (decrease) in income taxes resulting from:
  Nondeductible expenses                                    298,146          337,608          377,919
  Nontaxable income                                           -                -               (1,061)
  State income taxes net of federal tax benefit              88,025         (591,814)         427,769
  Change in valuation allowance                               -                -               (2,094)
  Foreign taxes                                              20,784            -                -
  Other                                                       -                -              200,000
                                                      --------------   --------------   --------------
                                                      $     814,378    $  (4,093,846)   $   2,970,252
                                                      ==============   ==============   ==============

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note J. Income Taxes - Continued


Net deferred tax assets and (liabilities) consist of the following components as of December 31:

                                                       2001             2000
                                                  --------------   --------------
  Accounts receivable allowance                   $     583,277    $     638,728
  State net operating loss carryforward                 711,478            -
  Interest rate swap                                    435,993            -
  Inventory                                             993,249        1,451,632
  Accrued expenses                                      361,967          843,582
  Prepaid expenses                                       37,011           68,270
  Contributions carryover                                19,460           18,333
  Property and equipment                             (6,213,233)      (6,432,927)
                                                  --------------   --------------
                                                  $  (3,070,798)   $  (3,412,382)
                                                  ==============   ==============

The components giving rise to the net deferred tax assets and liabilities described above have been included in the accompanying consolidated balance sheets at December 31 as:

                                                       2001             2000
                                                  --------------   --------------
Current assets                                    $   1,994,964    $   3,020,545
Noncurrent liabilities                               (5,065,762)      (6,432,927)
                                                  --------------   --------------
                                                  $  (3,070,798)   $  (3,412,382)
                                                  ==============   ==============

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note K. Commitments and Contingencies

1. Employment Agreements:

The President and Chief Executive Officer, and the Chief Operating Officer/Vice President Finance/Chief Financial Officer, both have employment agreements which expire in December 2010. The employment agreements provide for an annual salary of $250,000 for each officer. In addition to a base salary and bonuses which may be paid at the discretion of the Board of Directors, the agreements provide for a termination payment of the minimum amount due under the employment contract if the officer had served his full term, in the event the officer's employment is terminated under various circumstances.

2. Litigation:

During 2000, the Company settled its lawsuit with a customer regarding a purchase of allegedly defective filters. As part of the settlement, the Company agreed to pay the customer $1.5 million, accept the return of the filters as payment for its account receivable, and supply the customer with filters at reduced prices for future work. The Company has sued the supplier of the urethane sealant used in the allegedly defective filters for supplying a sealant which did not meet specifications for the project. The amount and probability of any settlement or award is unknown at this time.

The Company is involved in a dispute with Liberty Mutual, a former workers' compensation administrator and stop-loss insurer for some of the Company's subsidiaries. The administrator has alleged that they are entitled to be reimbursed for certain costs incurred in administering various insurance claims. The Company has counter-sued, claiming that the administrator was negligent in its duties as administrator of our claims, that it made payments on our behalf which were specifically disallowed, that they refused to follow instructions given to them by us, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence. In addition, Liberty Mutual charged certain administrative fees over and above the actual costs incurred which the Company is contesting. The amount and probability of any payment or settlement is unknown at this time. Among the issues being considered is the matter of currently unresolved workers' compensation claims whose estimate of potential loss may change as a result of this litigation. While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company's actual liability will not exceed its current estimate. Accordingly, these matters, if resolved in a manner different from management's estimate, could have a material effect on operating results or cash flows in the future.

From time to time, the Company is a party as plaintiff or defendant to various legal proceedings related to our normal business operations. In the opinion of management, although the outcome of any legal proceeding cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position, but could be material to the results of operations in any one future accounting period. Defense costs are expensed as incurred.

Note L. Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 ("Salary Savings Plan"). The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to 15 percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company's Board of Directors. The Company contributed approximately $118,000, $230,000 and $195,000 to the Salary Savings Plan for the years ended December 31, 2001, 2000 and 1999, respectively.

The Company's employee benefit program also includes health, accident, dental, life insurance and disability benefits. Substantially all the Company's subsidiaries have elected to self-insure the health and accident insurance at an individual maximum ranging from $30,000 to $90,000 per employee per claim year. A stop loss policy is maintained for subsidiaries that are self-insured, which covers 100 percent of liability over the self- insured amounts. The employer's portion of claims charged to operations totaled approximately $3,017,868, $2,045,000 and $1,100,000 for 2001, 2000 and 1999, respectively.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note L. Employee Benefit Plans - Continued

During 1996, the Company adopted the Long Term Incentive Plan ("LTI Plan") to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights ("SARs"), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 1,986,800 shares of Common Stock reserved for award under the LTI Plan. During 2001, 2000 and 1999, the Company awarded options to purchase 40,000, 12,500 and 52,850 shares of Common Stock under the LTI Plan, respectively (Note N).

During 1996, the Company also adopted the 1996 Director Option Plan which provides for the grant of stock options to outside directors of the Company who were elected or appointed after February 1, 1996, and who were not existing directors on the effective date of the plan. Each such outside director who is serving as a director on January 1 of each calendar year will automatically be granted an option to acquire up to 5,000 shares of Common Stock on such date, assuming such outside director had been serving for at least six months prior to the date of grant. The Company has reserved 500,000 shares of its Common Stock for issuance under the 1996 Director Option Plan which expires in 2006. During 2001, 2000 and 1999, the Company awarded options to purchase 60,000, 0 and 105,000 shares, respectively, of Common Stock under the 1996 Director Option Plan (Note N).

Note M. Related Party Transactions and Balances

At December 31, 2001 and 2000, the Company had notes receivable secured by common stock classified as contra-equity of $8,325,978 and $7,891,208, respectively, due from various directors, officers, shareholders and employees, with interest thereon varying between 3.45% and 8.75%, maturing at various dates to December 2010 and callable on demand by the Company.

During November 2000, the Company entered into a five-year operating lease whereby the Company is leasing 138,000 square feet of a building 50% owned by two officers and directors of the Company for $27,520 per month. The Company believes this lease is at prevailing market rates.

On January 2, 2001, the Company purchased and leased back $797,000 in manufacturing equipment from Superior Die Cut, a vendor of raw materials owned by two officers and directors. The Company has also loaned this supplier $500,000, secured by a building and used to pay off an existing mortgage, and $400,000 to repay a credit line secured by inventory, receivables and other current assets. Due to the significance of the loans and advances the Company has made to Superior Die Cut, and its ability to exercise control over this company, the Company has consolidated the accounts and operations of this entity. The Company made payments of $261,352 and $233,831 in 2001 and 2000, respectively, to this supplier. At December 31, 2001 and 2000, the Company owed a total of $86,614 and $76,991, respectively, to this vendor.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note N. Stock Options and Warrants

During 2001, the Company granted options to purchase: 50,000 shares of common stock under its LTI Plan at an exercise price of $2.50 per share; 60,000 shares of common stock under its 1996 Director Option Plan at a weighted average exercise price of $2.02 per share; and other options to purchase 2,000,000 shares of common stock to officers and directors at an exercise price of $7.50 per share. All options granted during 2001 were non-qualified fixed price options.

The following table summarizes the activity related to all Company stock options and warrants for 2001, 2000 and 1999:

                                                                                                   Weighted Average
                                             Shares                    Exercise Price               Exercise Price
                                   ---------------------------            per Share                   per Share
                                                    Stock     ----------------------------------------------------------
                                     Warrants      Options        Warrants         Options      Warrants      Options
                                   -------------------------------------------------------------------------------------
Outstanding at January 1, 1999       637,239        6,930,370   $5.54 - 14.73   $1.00 - 9.50     $ 9.57       $ 3.70
  Granted                               -             157,850         -          2.50 - 4.75        -           2.97
  Exercised                             -                -            -               -             -            -
  Canceled or expired                (25,000)         (75,000)       9.63        2.50 - 9.50       9.63         5.29
                                   -------------  ------------
Outstanding at December 31, 1999     612,239        7,013,220    5.54 - 14.73    1.00 - 9.50       9.57         3.66
  Granted                               -              12,500         -          2.50 - 2.63        -           2.53
  Exercised                             -          (2,300,000)        -              1.00           -           1.00
  Canceled or expired                (72,239)            -       5.34 - 8.16          -            6.07          -
                                   -------------  ------------
Outstanding at December 31, 2000     540,000        4,725,720    8.40 - 14.73    2.50 - 9.50      10.04         3.66
  Granted                               -           2,110,000         -          1.88 - 7.50        -           7.25
  Exercised                             -              (7,520)        -              2.50           -           2.50
  Canceled or expired                   -          (2,129,900)        -          2.50 - 9.50        -           7.37
                                   -------------  ------------
Outstanding at December 31, 2001     540,000        4,698,300    8.40 - 14.73    1.88 - 8.50      10.04         4.89
                                   =============  ============
Exercisable at December 31, 2001     540,000        4,648,300    8.40 - 14.73    1.88 - 8.50      10.04         4.91
                                   =============  ============
Exercisable at December 31, 2000     540,000        4,725,720    8.40 - 14.73    1.00 - 9.50      10.04         3.68
                                   =============  ============
Exercisable at December 31, 1999     612,239        6,753,520    5.54 - 14.73    1.00 - 9.50       9.57         3.69
                                   =============  ============

The warrants and options expire at various dates ranging from June 2002 to December 2008. A further summary of information related to options outstanding at December 31, 2001 is as follows:

                                                      Weighted Average             Weighted Average
  Range of Exercise             Number             Remaining Contractual            Exercise Price
       Prices          Outstanding / Exercisable        Life (Years)           Outstanding / Exercisable
---------------------- -------------------------- -------------------------   ----------------------------
   $1.88 to 2.63          2,242,500 / 2,192,500             4.09                    $2.49 / 2.49
    3.00 to 4.75            213,200 / 213,200               4.37                     4.13 / 4.13
    5.38 to 8.50          2,242,600 / 2,242,600             4.44                     7.36 / 7.36

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note N. Stock Options and Warrants - Continued

As permitted under accounting principles generally accepted in the United States of America, grants to employees under the LTI Plan and other grants to employees of options are accounted for following APB Opinion No. 25 and related Interpretations. Accordingly, no compensation cost has been recognized for grants to employees under the LTI Plan, since all options granted had an exercise price at or above the quoted market price of the Company's common stock on the date of grant. Had compensation cost for the LTI Plan been determined based on the grant date fair values of awards using the Black-Scholes option pricing model , reported net earnings (loss) and earnings (loss) per common share would have been changed to the pro forma amounts shown below for the years ended December 31:

                                                           2001             2000             1999
                                                      --------------   --------------   --------------
Net earnings (loss):
  As reported                                         $     383,925    $  (7,199,213)   $   2,817,134
  Pro forma                                           $  (1,418,013)   $  (7,199,213)   $   1,136,155

Basic earnings (loss) per share:
  As reported                                         $        0.01    $       (0.28)   $        0.11
  Pro forma                                           $       (0.05)   $       (0.28)   $        0.04

Diluted earnings (loss) per share:
  As reported                                         $        0.01    $       (0.28)   $        0.11
  Pro forma                                           $       (0.05)   $       (0.28)   $        0.04

Weighted average fair value per option of options
  granted during the year                             $        1.42    $        2.17    $        1.53

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2001, 2000 and 1999:
Dividend rate of 0%; risk-free interest rate of 4.00%, 6.00% and 5.66%, respectively; expected lives of 5 years; and expected price volatility of 88%, 125% and 67%, respectively.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note O.    Earnings (Loss) per Share

The following data show the shares used in computing earnings (loss) per common share including dilutive potential common stock:

                                                           2001             2000             1999
                                                      --------------   --------------   --------------
Common shares outstanding at beginning of year           26,379,633       25,435,583       25,624,339
Net weighted average common shares issued and
  canceled during year                                     (343,551)        (138,063)        (279,906)
                                                      --------------   --------------   --------------
Weighted average number of common shares used
  in basic EPS                                           26,036,082       25,297,520       25,344,433
Dilutive effect of stock options and warrants                 1,551            -            1,159,996
Dilutive effect of contingent shares                          -                -               21,000
                                                      --------------   --------------   --------------
Weighted average number of common shares and
  dilutive potential shares used in diluted EPS          26,037,633       25,297,520       26,525,429
                                                      ==============   ==============   ==============


As of December 31, 2001, 5,086,250 options and warrants described in Note N were excluded from the computation of diluted EPS because the market price of the underlying stock was less than the exercise price. As of December 31, 2000 all options and warrants described in Note N were excluded from the computation of diluted EPS because 2000 was a loss year and inclusion of options and warrants would have been anti-dilutive. As of December 31, 1999 3,953,050 options and warrants described in Note N were excluded from the computation of diluted EPS because the market price of the underlying stock was less than the exercise price.

                    FLANDERS CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note P.    Quarterly Financial Data (Unaudited)

                                                            Quarters Ended
                                       ----------------------------------------------------------
                                        March 31,       June 30,     September 30,   December 31,
                                           2001           2001           2001           2001
                                       -------------  -------------  -------------  -------------
Net sales                              $ 47,089,772   $ 49,916,418   $ 49,862,475   $ 42,208,817
Gross profit                             11,377,322     10,121,541     10,887,907      7,395,809
Operating income (loss) from
  continuing operations                   1,862,789      1,436,662      2,099,317     (1,927,615)
Earnings (loss) from continuing
  operations                           $    880,116   $    546,490   $    746,187   $ (1,613,668)
                                       =============  =============  =============  =============
Earnings (loss) from continuing
  operations per share:
    Basic                              $       0.03   $       0.02   $       0.03   $      (0.07)
    Diluted                                    0.03           0.02           0.03          (0.07)

Common stock prices:
  High                                 $       2.72   $       2.45   $       2.15   $       3.69
  Low                                          1.56           1.61           1.16           1.30

                                        March 31,       June 30,     September 30,   December 31,
                                           2000           2000           2000           2000
                                       -------------  -------------  -------------  -------------
Net sales                              $ 44,099,274   $ 50,033,661   $ 50,422,300   $ 49,516,662
Gross profit                             12,749,461     11,335,321      7,021,910      5,810,505
Operating income (loss) from
  continuing operations                   3,447,686      2,072,017     (2,491,726)    (6,844,248)
Earnings (loss) from continuing
  operations                           $  1,901,025   $    959,349   $ (1,845,452)  $ (5,511,904)
                                       =============  =============  =============  =============
Earnings (loss) from continuing
  operations per share:
    Basic                              $       0.08   $       0.04   $      (0.07)  $      (0.22)
    Diluted                                    0.08           0.04          (0.07)         (0.22)
Common stock prices:
  High                                 $      4 1/8    $     4 1/8   $     3 11/16  $     2 19/32
  Low                                         2 9/16         1 5/16        1  5/8         1  3/8

                             FLANDERS CORPORATION
                         FINANCIAL STATEMENT SCHEDULE

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                                 ON SCHEDULE




Board of Directors and Stockholders
Flanders Corporation


In connection with our audit of the consolidated financial statements of Flanders Corporation and Subsidiaries referred to in our report dated March 15, 2002, except for the last paragraph of Note H, as to which the date is April 4, 2002, which is included in the annual report and Form 10-K, we have also audited Schedule II for each of the three years in the period ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/  Grant Thornton LLP

Salt Lake City, Utah
March 15, 2002

                    FLANDERS CORPORATION AND SUBSIDIARIES
               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                Years Ended December 31, 2001, 2000 and 1999


                                                               Additions
                                                              ------------
                                                 Balance at    Charged to                      Balance
                                                 Beginning      Cost and                        at End
                                                 of Period      Expense      Deductions       of Period
                                                ------------  ------------  ------------     ------------
For the year ended December 31, 2001
  Allowance for doubtful accounts               $ 1,777,973   $   397,575   $  (643,898)(1)  $ 1,531,650
  Allowance for inventory value                   1,385,710         -          (236,075)(2)    1,149,635
                                                ------------  ------------  ------------     ------------
        Total                                   $ 3,163,683   $   397,575   $  (879,973)     $ 2,681,285
                                                ============  ============  ============     ============

For the year ended December 31, 2000
  Allowance for doubtful accounts               $   487,321   $ 1,489,129   $  (198,477)(1)  $ 1,777,973
  Allowance for inventory value                     188,000     1,197,710         -            1,385,710
                                                ------------  ------------  ------------     ------------
        Total                                   $   675,321   $ 2,686,839   $  (198,477)     $ 3,163,683
                                                ============  ============  ============     ============

For the year ended December 31, 1999
  Allowance for doubtful accounts               $   551,725   $    39,620   $  (104,024)(1)  $   487,321
  Allowance for inventory value                      94,414        93,586         -              188,000
  Valuation allowance for deferred tax assets         2,094          -           (2,094)(3)        -
                                                ------------  ------------  ------------     ------------
        Total                                   $   648,233   $   133,206   $  (106,118)     $   675,321
                                                ============  ============  ============     ============

(1) Uncollected receivables written-off, net of recoveries.
(2) Reduction in allowance, offset to inventory.
(3) Reduction in allowance.