Form 10-K/A
period 2001-12-31
FLANDERS CORP
filed 2002-04-25
CIK 799526

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 24, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $27,139,065.

As of April 24, 2002, the number of shares outstanding of the registrant's common stock was 26,033,153 shares.

                                   PART IV


Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following constitutes a list of Financial Statements, Financial Statement Schedules and Exhibits required to be used in this report.

    (a)(1)  Previously Filed.

    (a)(2)  Previously Filed.

    (a)(3)  Exhibits:

   23.1 Consent of Grant Thornton LLP for incorporation by reference of their report into Form S-8 filed on July 21, 1997, filed herewith.



                                 SIGNATURES


Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 24th day of April, 2002.

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