Form 10-Q
period 2002-03-31
FLANDERS CORP
filed 2002-05-10
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2002
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

    YES [X]   NO  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 2002.


          26,033,153 shares common stock, par value $.001 per share
                              (Title of Class)

                            FLANDERS CORPORATION
                                 FORM 10-Q
                      FOR QUARTER ENDED MARCH 31, 2002


PART I - FINANCIAL INFORMATION                                             Page

  Item 1 -

    Financial Statements

      Consolidated Condensed Balance Sheets for March 31,
        2002 (unaudited) and December 31, 2001                               3

      Consolidated Condensed Statements of Earnings (unaudited)
        for the three months ended March 31, 2002 and 2001                   4

      Consolidated Condensed Statements of Stockholders' Equity
        for the three months ended March 31, 2002 (unaudited)
        and the year ended December 31, 2001                                 5

      Consolidated Condensed Statements of Cash Flows (unaudited)
        for the three months ended March 31, 2002 and 2001                   6

      Notes to Consolidated Condensed Financial Statements                   7

    Item 2 -

      Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           11

    Item 3 -

      Quantitative and Qualitative Disclosures About Market Risk            15


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                17

  Item 2 - Changes in Securities and Use of Proceeds                        17

  Item 3 - Defaults Upon Senior Securities                                  17

  Item 4 - Submission of Matters to a Vote of Security Holders              17

  Item 5 - Other Information                                                17

  Item 6 - Exhibits and Reports on Form 8-K                                 17


SIGNATURES                                                                  20

                       PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   March 31,      December 31,
ASSETS                                                               2002             2001
------                                                           -------------    -------------
                                                                  (unaudited)
Current assets
  Cash and cash equivalents                                      $  2,964,280     $  3,877,785
  Receivables:
    Trade, less allowance for doubtful accounts:
      3/31/2002 $1,554,780; 12/31/2001 $1,531,650                  29,984,466       29,995,949
    Other                                                             461,601          483,941
  Inventories (Note B)                                             30,556,431       31,391,365
  Deferred taxes                                                    1,988,324        1,994,964
  Other current assets                                              5,096,943        4,633,848
                                                                 -------------    -------------
            Total current assets                                   71,052,045       72,377,852

Related party receivables                                             488,086          549,350
Other assets                                                        2,766,079        2,715,855
Intangible assets, less accumulated amortization:
  3/31/2002 $3,670,924; 12/31/2001 $3,670,891                      28,332,274       28,332,307
Property and equipment, less accumulated depreciation:
  3/31/2002 $ 35,218,091; 12/31/2001 $33,515,344                   75,457,934       76,279,734
                                                                 -------------    -------------
                                                                 $178,096,418     $180,255,098
                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt
    and capital leases                                           $ 31,709,919     $ 32,599,894
  Accounts payable                                                 13,918,053       15,726,086
  Accrued expenses                                                  9,073,488        9,449,073
                                                                 -------------    -------------
            Total current liabilities                              54,701,460       57,775,053

Long-term capital lease obligations, less
  current maturities                                                3,110,992        3,173,502
Long-term debt, less current maturities                            16,657,759       16,271,430
Long-term liabilities, other                                          941,989        1,089,983
Deferred taxes                                                      5,113,341        5,065,762
Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares
    authorized; none issued                                             -                -
  Common stock, $.001 par value; 50,000,000 shares
    authorized; issued and outstanding:  26,033,153 shares             26,033           26,033
  Additional paid-in capital                                       90,331,524       90,331,524
  Notes receivable                                                 (8,421,766)      (8,325,978)
  Accumulated other comprehensive loss                               (565,193)        (653,990)
  Retained earnings                                                16,200,279       15,501,779
                                                                 -------------    -------------
                                                                   97,570,877       96,879,368
                                                                 -------------    -------------
                                                                 $178,096,418     $180,255,098
                                                                 =============    =============


          See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)


                                                            Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                           2002            2001
                                                       ------------    ------------
Net sales                                              $42,454,191     $47,089,772
Cost of goods sold                                      33,273,387      35,712,450
                                                       ------------    ------------
            Gross profit                                 9,180,804      11,377,322

Operating expenses                                       6,983,127       9,514,533
                                                       ------------    ------------
            Operating income from continuing
              operations                                 2,197,677       1,862,789

Nonoperating expenses from continuing
  operations, net                                         (940,886)       (247,596)
                                                       ------------    ------------
            Earnings from continuing operations
              before income taxes                        1,256,791       1,615,193

Provision for income taxes                                 558,291         735,077
                                                       ------------    ------------
            Earnings from continuing operations            698,500         880,116

Loss from operations of discontinued subsidiary,
  (including tax benefit of $80,935 for the
  three months ended March 31, 2001)                         -            (121,403)
                                                       ------------    ------------
            Net earnings                               $   698,500     $   758,713
                                                       ============    ============

Earnings per share from continuing operations
  Basic                                                $      0.03     $      0.03
                                                       ============    ============
  Diluted                                              $      0.03     $      0.03
                                                       ============    ============

Loss per share from discontinued operations
  Basic                                                $      -        $     (0.00)
                                                       ============    ============
  Diluted                                              $      -        $     (0.00)
                                                       ============    ============

Net earnings per share
  Basic                                                $      0.03     $      0.03
                                                       ============    ============
  Diluted                                              $      0.03     $      0.03
                                                       ============    ============

Weighted average common shares outstanding
  Basic                                                 26,033,153      26,037,433
                                                       ============    ============
  Diluted                                               26,037,001      26,037,433
                                                       ============    ============


          See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Accum-
                                                 Additional                  ulated Other
                                      Common      Paid-In         Notes        Compre-       Retained
                                      Stock       Capital       Receivable   hensive Loss    Earnings          Total
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, January 1, 2001             $26,380   $ 90,898,258   $ (7,891,208)  $     -       $ 15,117,854   $  98,151,284
  Interest on notes receivable
    secured by common shares            -             -           (434,770)        -              -            (434,770)
  Purchase and retirement of
    354,000 shares of common stock      (354)      (585,527)         -             -              -            (585,881)
  Issuance of 7,520 shares of
    common stock upon exercise of
    options                                7         18,793          -             -              -              18,800

Comprehensive income (loss)
  Net earnings                          -             -              -             -            383,925         383,925
  Transition adjustment                 -             -              -          (579,273)         -            (579,273)
  Net loss on cash flow hedges          -             -              -           (74,717)         -             (74,717)
                                                                                                          --------------
Total comprehensive loss                                                                                       (270,065)
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, December 31, 2001            26,033     90,331,524     (8,325,978)     (653,990)    15,501,779      96,879,368
  Interest on notes receivable
    secured by common shares
    (unaudited)                         -             -            (95,788)        -              -             (95,788)

Comprehensive income (loss)
  Net earnings (unaudited)              -             -              -             -            698,500         698,500
  Net income on cash flow
    hedges (unaudited)                  -             -              -            88,797          -              88,797
                                                                                                          --------------
Total comprehensive income
  (unaudited)                                                                                                   787,297
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, March 31, 2002
  (unaudited)                        $26,033   $ 90,331,524   $ (8,421,766)  $  (565,193)  $ 16,200,279   $  97,570,877
                                     ========  =============  =============  ============  =============  ==============


          See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                           2002            2001
                                                       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by continuing operations           $   522,526     $ 1,945,555
  Net cash used in discontinued operations                   -            (121,403)
                                                       ------------    ------------
      Net cash provided by operating activities            522,526       1,824,152
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                      (880,948)     (2,344,758)
  Net advances on notes receivable                          36,083        (539,204)
  Net increase in other assets                             (25,010)        (13,704)
                                                       ------------    ------------
      Net cash used in investing activities
        of continuing operations                          (869,875)     (2,897,666)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase and retirement of common stock                    -            (585,881)
  Net proceeds (payments) from revolving
    credit agreement                                      (283,686)      3,197,693
  Principal payments on long-term borrowings              (282,470)       (356,458)
                                                       ------------    ------------
      Net cash provided by (used in) financing
        activities                                        (566,156)      2,255,354
                                                       ------------    ------------
          Net increase (decrease) in cash and
            cash equivalents                              (913,505)      1,181,840

CASH AND CASH EQUIVALENTS
      Beginning of period                                3,877,785       1,333,128
                                                       ------------    ------------
      End of period                                    $ 2,964,280     $ 2,514,968
                                                       ============    ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes                                     $     -         $     -
                                                       ============    ============
      Interest                                         $ 1,441,814     $   732,796
                                                       ============    ============


          See Notes to Consolidated Condensed Financial Statements

                    FLANDERS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note A. Nature of Business and Interim Financial Statements

Nature of business:

The Company designs, manufactures and sells air filters and related products. It is focused on providing complete environmental control systems for end users ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors and pharmaceuticals. The Company also designs and manufactures much of its own production equipment to automate processes to decrease labor costs associated with its standard products. The Company also produces glass-based air filter media for many of its products. The vast majority of the Company's current revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly the Company's financial position, results of operations, and cash flows. The results of operations and cash flows for the three months ended March 31, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

Goodwill:

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, effective January 1, 2002, the Company has ceased amortization of goodwill, including goodwill recorded in past business combinations. The Company does not have any intangible assets with indeterminate lives other than goodwill.

In connection with the transitional goodwill impairment evaluation, SFAS 142 requires the Company to perform an assessment of whether there is an indication that goodwill is impaired as of January 1, 2002. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have until June 30, 2002, to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test.

In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation, to its carrying amount, both of which would be measured as of January 1, 2002. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's statement of operations.

                    FLANDERS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note A. Nature of Business and Interim Financial Statements - continued

The following table reconciles the Company's net earnings for the three months ended March 31, 2002 and 2001 adjusted to exclude goodwill amortization pursuant to SFAS 142 to amounts previously reported:


                                                            Three Months Ended
                                                         3/31/2002       3/31/2001
                                                       ------------    ------------
Net earnings
  Reported net earnings                                $   698,500     $   758,713
  Add back:  Goodwill amortization                           -             215,005
                                                       ------------    ------------
  Adjusted net earnings                                $   698,500     $   973,718
                                                       ============    ============

Earnings per share - basic
  Reported net earnings                                $      0.03     $      0.03
  Goodwill amortization                                       -               0.01
                                                       ------------    ------------
  Adjusted net earnings                                $      0.03     $      0.04
                                                       ============    ============

Earnings per share - diluted
  Reported net earnings                                $      0.03     $      0.03
  Goodwill amortization                                       -               0.01
                                                       ------------    ------------
  Adjusted net earnings                                $      0.03     $      0.04
                                                       ============    ============


Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplement stock offerings) and distributions to owners (e.g., dividends).

As of March 31, 2002, accumulated comprehensive income (loss) consisted of the following:


    Balance at December 31, 2001                       $  (653,990)
    Net change during the period related
      to cash flow hedges                                   88,797
                                                       ------------
    Balance at March 31, 2002                          $  (565,193)
                                                       ============


Accounts receivable:

The majority of the Company's accounts receivable are due from large retail, wholesale, construction and other companies. Credit is extended based on evaluation of the customers' financial condition. Accounts receivable terms are within normal time frames for the respective industries. The Company maintains allowances for doubtful accounts for estimated losses, which are reviewed regularly by management. The estimated losses are based on the aging of accounts receivable balances and historical write-off experience, net of recoveries. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

                    FLANDERS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note A. Nature of Business and Interim Financial Statements - continued

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133." The tax effected fair market value of the interest rate swap of $565,193 at March 31, 2002 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.


Note B. Inventories

Inventories consist of the following at March 31, 2002 and December 31, 2001:

                                                                    3/31/02          12/31/01
                                                                 -------------    -------------

Finished goods                                                   $ 14,631,832     $ 14,530,664
Work in progress                                                    3,022,670        3,287,288
Raw materials                                                      14,037,168       14,723,048
                                                                 -------------    -------------
                                                                   31,691,670       32,541,000
Less allowances                                                     1,135,239        1,149,635
                                                                 -------------    -------------
                                                                 $ 30,556,431     $ 31,391,365
                                                                 =============    =============


Note C. Stock Options and Warrants

The following table summarizes the activity related to all Company stock options and warrants for the three months ended March 31, 2002 and the year ended December 31, 2001:

                                                                                        Weighted Average
                                                                Exercise Price            Exercise Price
                                                                  per Share                 per Share
                                               Stock     -----------------------------  -----------------
                                   Warrants   Options      Warrants         Options     Warrants  Options
                                   --------------------  -----------------------------  -----------------
Outstanding at January 1, 2001     540,000   4,725,720   $8.40 - 14.73   $2.50 - 9.50   $  10.04   $ 3.66
  Granted                              -     2,110,000         -          1.88 - 7.50        -       7.25
  Exercised                            -        (7,520)        -              2.50           -       2.50
  Canceled or expired                  -    (2,129,900)        -          2.50 - 9.50        -       7.37
                                   --------------------
Outstanding at December 31, 2001   540,000   4,698,300    8.40 - 14.73    1.88 - 8.50      10.04     4.89
  Granted                              -       105,000         -          1.74 - 2.36        -       1.77
  Exercised                            -         -             -               -             -        -
  Canceled or expired             (140,000)   (169,550)        -          2.05 - 8.50      14.73     4.71
Outstanding at March 31, 2002      400,000   4,633,750   $    8.40       $1.74 - 7.50   $   8.40   $ 4.82
                                   ====================
Exercisable at March 31, 2002      400,000   4,583,750   $    8.40       $1.74 - 7.50   $   8.40   $ 4.83
                                   ====================

The warrants and options expire at various dates ranging from June 2002 through December 2008.

                    FLANDERS CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note D. Litigation

The Company is involved in a dispute with a former workers' compensation administrator and stop-loss insurer for some of the Company's subsidiaries. The administrator has alleged that they are owed insurance premiums, claims reimbursement and administrative fees. The Company has counter-sued, claiming that the administrator was negligent in its duties as claims administrator, that it made payments on the Company's behalf which were specifically disallowed, that they refused to follow instructions given to them by the Company, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence. The amount and probability of any payment or settlement is unknown at this time. Among the issues being considered is the matter of currently unresolved workers' compensation claims whose estimate of potential loss may change as a result of this litigation. While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company's actual liability will not exceed its current estimate. Accordingly, these matters, if resolved in a manner different from management's estimate, could have a material adverse effect on the operating results or cash flows in the future.

From time to time, the Company is a party as plaintiff or defendant to various legal proceedings related to normal business operations. In the opinion of management, although the outcome of any legal proceeding cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company's financial position, but could be material to the results of operations in any one future accounting period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented in "Item 1 - Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 31, 2001. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors, including those discussed below under "Factors That May Affect Future Results" could cause actual results to differ materially from those contained in the forward-looking statements below.

Overview

Flanders is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and related products and services. Our focus has evolved from expansion through acquisition to increasing the quality and efficiency of our high-volume replacement filtration products, and using these benefits to compete more effectively in the marketplace. We also design and manufacture much of our own production equipment and produce glass-based media for many of our air filtration products.

Critical Accounting Policies

The following discussion and analysis is based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the periods reported, and assets and liabilities at the relevant balance sheet dates. Note A of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2001 describes the significant accounting policies used in preparation of the Consolidated Condensed Financial Statements. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, and valuations of investments, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

We believe that the following critical accounting policies reflect our more significant judgments and estimates used in preparation of our consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments due to us. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of one or more of our customers were to deteriorate, additional allowances may be required. We value our inventories at the lower of cost or market. We write down inventory balances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, if there are changes in customer buying patterns, or if new technology or products are developed that compete with our existing inventory, additional inventory write-downs may be required. Our insurance costs are developed by management evaluation of the likelihood and probable amount of potential claims based on historical experience and evaluation of each claim. Changes in the key assumptions may occur in the future, which would result in changes to related insurance costs. We also have recorded goodwill and intangible assets related to previous acquisitions. We assess impairment charges to these assets when we determine that the carrying value of the assets is greater than the fair value of the assets. Poor operating performance of the business activities related to goodwill, other intangible assets, or long-lived assets could result in future cash flows of these assets declining below carrying values.

Results of Operations for Three Months Ended March 31, 2002 Compared to March 31, 2001

The following table summarizes our results of operations as a percentage of net sales for the three months ended March 31, 2002 and 2001.


                                                         Three Months Ended
                                                            September 30,
                                             -----------------------------------------
                                                    2002                   2001
                                             -------------------   -------------------
                                                          (000's omitted)
Net sales                                    $  42,454    100.0%   $  47,090    100.0%
Gross profit                                     9,181     21.6       11,377     24.2
Operating expenses                               6,983     16.4        9,515     20.2
Operating income from continuing
  operations                                     2,198      5.2        1,863      4.0
Provision for income taxes                         558      1.3          735      1.6
Earnings from continuing operations                699      1.6          880      1.9
Loss from discontinued operations                  -         -          (121)    (0.3)
Net earnings                                       699      1.6          759      1.6

Net sales: Net sales for the first quarter of 2002 decreased by $4,636,000, or 9.8%, to $42,454,000 from $47,090,000 for the first quarter of 2001. This decrease in net sales was due to the continuation of an unexpectedly soft market that began in the fourth quarter of 2001, primarily in our replacement business for standard industrial and residential replacement filters, which we believe is caused by a deferral of standard HVAC system maintenance by a large number of end users. The shortfall does not appear to be caused by a loss of market share or loss of any significant number of customers. Other public companies in our industry have reported revenues from air filters to be down 8 - 10% as well.

Gross Profit: Gross profit for the first quarter of 2002 decreased by $2,196,000, or 19.3%, to $9,181,000, which represented 21.6% of net sales, from $11,377,000, which represented 24.2% of net sales, for the first quarter of 2001. The decrease in gross profit percentage was principally attributable to the spreading of fixed costs, such as facility depreciation, utilities, and plant administrative salaries over a smaller base of revenues.

Operating expenses: Operating expenses for the first quarter of 2002 decreased by $2,532,000, or 26.6%, to $6,983,000, representing 16.4% of net sales, from
$9,515,000, representing 20.2% of net sales, for the first quarter of 2001. The decrease in operating expenses was caused by a decrease in sales-related expenses associated with decreased revenues, a decrease of approximately $215,000 of amortization of goodwill expenses caused by the Company's adoption of SFAS 142 effective January 1, 2002, reductions in administrative staffing, and the Company's 10% salary reduction.

Provision for income taxes: Our income tax provision for the first quarter of 2002 and 2001 consisted of a blended state and federal tax rate, excluding nondeductible expenses such as amortization of goodwill of approximately $225,000 during the first quarter of 2001, of approximately 40%.

Liquidity and Capital Resources

Our working capital was approximately $16,351,000 at March 31, 2002, compared to approximately $14,603,000 at December 31, 2001. This includes cash and cash equivalents of $2,964,000, at March 31, 2002 and $3,878,000 at December 31, 2001.

Our trade receivables decreased $12,000, or 0.0%, to $29,984,000 at March 31, 2002, from $29,996,000 at December 31, 2001. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 64 days at March 31, 2002 and December 31, 2001. These ratios for days sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.

Our continuing operations generated $523,000 and $1,946,000 of cash during the first quarters of 2002 and 2001, respectively. Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first quarter and first part of the second quarter. Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash than earnings before taxes, depreciation and amortization, during our first and second quarters because of increases in inventory and trade accounts receivable. Our financing activities from continuing operations used $566,000 of cash during the first quarter of 2002, primarily consisting of payments on debt. Our investing activities from continuing operations consumed $870,000 of cash during the first quarter of 2002, primarily used to purchase property and equipment.

We currently have a $30 million working capital credit facility from two banks, amended effective April 4, 2002. As of March 31, 2002, we had used approximately $29.3 million of the $30 million working capital facility. The working capital credit facility bears interest at LIBOR, which was 2.45% at March 31, 2002, plus 3.5%. At times during 2000 and 2001, including at December 31, 2001, the Company was in violation of certain of financial loan covenants. The amendment extends the current credit facility and modifies required financial ratios, other loan covenants, and waives prior loan covenant violations. The agreement to amend and extend the working capital credit facility calls for the facility to expire August 30, 2002, and is subject to documentation acceptable to both the banks and the Company. The working capital credit facility is collateralized by the pledge of all common stock of the subsidiaries owned by the Company and other assets of the Company.

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

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000. On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement. As of March 6, 2002, approximately 575,000 shares had been repurchased in the open market under this authorization.

Outlook

We recently announced that we had adapted our biocontainment products for use as part of a system for hardening government buildings, commercial office complexes and public venues against airborne bioweapons such as anthrax and smallpox. There is currently interest in these products, but we do not know whether this interest will be sustained for a long period of time, or whether this interest will actually produce significant sales of these products. Any significant trend towards requiring hardening of these types of facilities against airborne bioweapons could have a significant impact on our business.

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


Factors That May Affect Future Results

Failure to Manage Future Growth Could Adversely Impact Our Business Due to the Strain on Our Management, Financial and Other Resources

If our business continues to grow, the additional growth will place burdens on management to manage such growth while maintaining profitability. We have no guarantee that we will be able to do so. Due to acquisitions and expansions, our net sales increased by approximately 400% from 1995 through 2001, (a compound annual growth rate of 25%). We may not continue to expand at this rate. Our ability to compete effectively and manage future growth depends on our ability to:

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

During 2002 we are introducing new products which, if successfully mass-marketed, will require large amounts of additional financing and/or capital. This financing may need to be available on short notice. Any failure to obtain such financing, or delay in financing, could cause the failure of the new products due to inability to deliver on time, and could adversely impact relationships with current major accounts. In addition, delays in an untried supply chain, new production chains, mass manufacturing difficulties with new products, and other delays common to the launch of a new product line could also adversely impact the success of the products, as well as current relationships with major accounts.

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

The fair value of the Company's total long-term debt, including capital leases, at March 31, 2002 was approximately $52,421,000. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at March 31,

2002. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments. We have two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. Gains or losses related to ineffectiveness of the cash flow hedge are included in net income during the appropriate period related to hedge ineffectiveness. The tax effected fair market value of the interest rate swap of $565,000 is included in other comprehensive income. The interest rate swap contracts expire in 2013 and 2015.

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

Dated this 9th day of May, 2002.



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