Form 10-Q
period 2002-06-30
FLANDERS CORP
filed 2002-08-20
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002
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

    YES [X]   NO  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock: As of August 13, 2002, the issuer had 26,033,153 shares common stock, par value $.001 per share, outstanding.

                            FLANDERS CORPORATION
                                  FORM 10-Q
                       FOR QUARTER ENDED June 30, 2002


PART I - FINANCIAL INFORMATION                                             Page

  Item 1 -

    Financial Statements

      Consolidated Condensed Balance Sheets for June 30,
        2002 (unaudited) and December 31, 2001                               3

      Consolidated Condensed Statements of Earnings (unaudited)
        for the three and six months ended June 30, 2002 and 2001            4

      Consolidated Condensed Statements of Stockholders' Equity
        for the year ended December 31, 2001 and the six months
        ended June 30, 2002 (unaudited)                                      5

      Consolidated Condensed Statements of Cash Flows (unaudited)
        for the three and six months ended June 30, 2002 and 2001            6

      Notes to Consolidated Condensed Financial Statements                   7

  Item 2 -

    Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                 11

  Item 3 -

    Quantitative and Qualitative Disclosures About Market Risk              16


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                                18

  Item 2 - Changes in Securities and Use of Proceeds                        18

  Item 3 - Defaults Upon Senior Securities                                  18

  Item 4 - Submission of Matters to a Vote of Security Holders              18

  Item 5 - Other Information                                                18

  Item 6 - Exhibits and Reports on Form 8-K                                 18


SIGNATURES                                                                  19

                        PART I - FINANCIAL INFORMATION



Item 1. Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   June 30,       December 31,
ASSETS                                                               2002             2001
------                                                           -------------    -------------
                                                                  (unaudited)
Current assets
  Cash and cash equivalents                                      $  3,119,165     $  3,877,785
  Receivables:
    Trade, less allowance for doubtful accounts:
      6/30/2002 $1,827,984; 12/31/2001 $1,531,650                  33,652,730       29,995,949
    Other                                                             593,230          483,941
  Inventories (Note B)                                             33,468,763       31,391,365
  Deferred taxes                                                    1,994,964        1,994,964
  Other current assets                                              4,358,120        4,633,848
                                                                 -------------    -------------
            Total current assets                                   77,186,972       72,377,852

Related party receivables                                             482,650          549,350
Other assets                                                        2,652,985        2,715,855
Intangible assets, less accumulated amortization of
  $3,670,891                                                       28,332,207       28,332,307
Property and equipment, less accumulated depreciation:
  6/30/2002 $ 36,906,808; 12/31/2001 $33,515,344                   74,678,285       76,279,734
                                                                 -------------    -------------
                                                                 $183,333,099     $180,255,098
                                                                 =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities
  Current maturities of long-term debt and capital
    leases                                                       $ 32,124,454     $ 32,599,894
  Accounts payable                                                 18,075,342       15,726,086
  Accrued expenses                                                  9,367,392        9,449,073
                                                                 -------------    -------------
            Total current liabilities                              59,567,188       57,775,053

Long-term capital lease obligations, less current
  maturities                                                        3,047,458        3,173,502
Long-term debt, less current maturities                            15,716,955       16,271,430
Long-term liabilities, other                                        1,280,983        1,089,983
Deferred taxes                                                      4,989,362        5,065,762
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares
    authorized; none issued                                             -                -
  Common stock, $.001 par value; 50,000,000 shares
    authorized; issued and outstanding:
    26,033,153 shares                                                  26,033           26,033
  Additional paid-in capital                                       90,331,524       90,331,524
  Notes receivable                                                 (8,519,326)      (8,325,978)
  Accumulated other comprehensive loss                               (768,590)        (653,990)
  Retained earnings                                                17,661,512       15,501,779
                                                                 -------------    -------------
                                                                   98,731,153       96,879,368
                                                                 -------------    -------------
                                                                 $183,333,099     $180,255,098
                                                                 =============    =============

           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       ----------------------------   ----------------------------
                                                           2002            2001            2002            2001
                                                       ------------    ------------   ------------    ------------
Net sales                                              $ 44,767,256    $ 49,916,418   $ 87,221,447    $ 97,006,190
Cost of goods sold                                       33,266,881      39,794,877     66,540,268      75,507,327
                                                       ------------    ------------   ------------    ------------
        Gross profit                                     11,500,375      10,121,541     20,681,179      21,498,863

Operating expenses                                        7,576,158       8,684,879     14,559,285      18,199,412
                                                       ------------    ------------   ------------    ------------
        Operating income from continuing operations       3,924,217       1,436,662      6,121,894       3,299,451

Nonoperating expenses from continuing
  operations, net                                        (1,481,453)       (424,179)    (2,422,339)       (671,775)
                                                       ------------    ------------   ------------    ------------
        Earnings from continuing operations before
          income taxes                                    2,442,764       1,012,483      3,699,555       2,627,676

Provision for income taxes                                  981,531         465,993      1,539,822       1,201,070
                                                       ------------    ------------   ------------    ------------
        Earnings from continuing operations               1,461,233         546,490      2,159,733       1,426,606
                                                       ------------    ------------   ------------    ------------
Loss from operations of discontinued subsidiary,
  (including tax benefit of $68,062 and $136,696
  for the three months and six months ended
  June 30, 2001)                                              -             (90,950)         -            (212,353)
                                                       ------------    ------------   ------------    ------------
        Net earnings                                   $  1,461,233    $    455,540   $  2,159,733    $  1,214,253
                                                       ============    ============   ============    ============

Earnings per share from continuing operations
  Basic                                                $       0.06    $       0.02   $       0.08    $       0.05
                                                       ============    ============   ============    ============
  Diluted                                              $       0.06    $       0.02   $       0.08    $       0.05
                                                       ============    ============   ============    ============

Loss per share from discontinued operations
  Basic                                                $       -       $      (0.00)  $       -       $      (0.01)
                                                       ============    ============   ============    ============
  Diluted                                              $       -       $      (0.00)  $       -       $      (0.01)
                                                       ============    ============   ============    ============

Net earnings per share
  Basic                                                $       0.06    $       0.02   $       0.08    $       0.05
                                                       ============    ============   ============    ============
  Diluted                                              $       0.06    $       0.02   $       0.08    $       0.05
                                                       ============    ============   ============    ============

Weighted average common shares outstanding
  Basic                                                  26,033,153      26,033,153     26,033,153      26,039,011
                                                       ============    ============   ============    ============
  Diluted                                                26,033,153      26,033,153     26,035,077      26,039,011
                                                       ============    ============   ============    ============

           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                Accum-
                                                 Additional                  ulated Other
                                      Common      Paid-In         Notes        Compre-       Retained
                                      Stock       Capital       Receivable   hensive Loss    Earnings          Total
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, January 1, 2001             $ 26,380  $  90,898,258  $  (7,891,208) $      -      $  15,117,854  $   98,151,284
  Interest on notes receivable
    secured by common shares             -             -           (434,770)        -              -            (434,770)
  Purchase and retirement of
    354,000 shares of common stock       (354)      (585,527)         -             -              -            (585,881)
  Issuance of 7,520 shares of
    common stock upon exercise of
    options                                 7         18,793          -             -              -              18,800

Comprehensive income (loss)
  Net earnings                            -            -              -             -            383,925         383,925
  Transition adjustment                                                          (579,273)                      (579,273)
  Net loss on cash flow hedges                                                    (74,717)                       (74,717)
                                                                                                          --------------
Total comprehensive loss                                                                                        (270,065)
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, December 31, 2001             26,033     90,331,524     (8,325,978)     (653,990)    15,501,779      96,879,368

  Interest on notes receivable
    secured by common shares
    (unaudited)                          -             -           (193,348)        -              -            (193,348)

Comprehensive income (loss)
  Net earnings (unaudited)               -             -              -             -          2,159,733       2,159,733
  Net loss on cash flow hedges
    (unaudited)                                                                  (114,600)                      (114,600)
                                                                                                          --------------
Total comprehensive income
  (unaudited)                                                                                                  1,269,785
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, June 30, 2002 (unaudited)   $ 26,033  $  90,331,524  $  (8,519,326) $   (768,590) $  17,661,512  $   98,731,153
                                     ========  =============  =============  ============  =============  ==============

           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       ----------------------------   ----------------------------
                                                           2002            2001            2002            2001
                                                       ------------    ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by continuing operations           $  1,929,791    $    409,972   $  2,452,317    $  2,355,527
  Net cash used in discontinued operations                    -             (90,950)         -            (212,353)
                                                       ------------    ------------   ------------    ------------
    Net cash provided by operating activities             1,929,791         319,022      2,452,317       2,143,174
                                                       ------------    ------------   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     (1,225,620)     (2,776,127)    (2,106,568)     (5,120,885)
  Net proceeds from notes receivable                         30,617         747,529         66,700         208,325
  Net (increase) decrease in other assets                     9,900          46,698        (15,110)         32,994
                                                       ------------    ------------   ------------    ------------
    Net cash used in investing activities of
      continuing operations                              (1,185,103)     (1,981,900)    (2,054,978)     (4,879,566)

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase and retirement of common stock                     -               -              -            (585,881)
  Net proceeds (payments) from revolving
    credit agreement                                       (209,127)       (135,206)      (492,813)      3,062,487
  Principal payments on long-term borrowings               (380,676)       (263,577)      (663,146)       (620,035)
                                                       ------------    ------------   ------------    ------------
    Net cash provided by (used in) financing
      activities                                           (589,803)       (398,783)    (1,155,959)      1,856,571
                                                       ------------    ------------   ------------    ------------
    Net increase (decrease) in cash and
      cash equivalents                                      154,885      (2,061,661)      (758,620)       (879,821)

CASH AND CASH EQUIVALENTS
            Beginning of period                           2,964,280       2,514,968      3,877,785       1,333,128
                                                       ------------    ------------   ------------    ------------
            End of period                              $  3,119,165    $    453,307   $  3,119,165    $    453,307
                                                       ============    ============   ============    ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes                                     $     83,193    $      -       $     83,193    $      -
                                                       ============    ============   ============    ============
      Interest                                         $  1,372,911    $    880,504   $  2,814,725    $  1,613,300
                                                       ============    ============   ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    After tax impact of increase in interest
      rate swap liability                              $    203,397    $      -       $    114,600    $      -
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

The Company sells some products for end users outside of the United States through domestic specialty cleanroom contractors. These sales are accounted for as domestic sales. The Company also sells products through foreign distributors, primarily in Europe, and a wholly owned subsidiary, which sells to customers in the Far East. Sales through foreign distributors and the Company's wholly owned foreign subsidiary total less than 5% of net sales. Assets held outside the United States are negligible.

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three and six months ended June 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

Goodwill:

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, effective January 1, 2002, the Company has ceased amortization of goodwill, including goodwill recorded in past business combinations. The Company does not have any intangible assets with indefinite lives other than goodwill.

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of January 1, 2002. To accomplish this the Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company, as of June 30, 2002, determined the fair value of each reporting unit and compared it to the reporting unit's carrying amount. If a reporting unit's carrying amount exceeds its fair value, then the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. As of June 30, 2002, the Company determined that the fair value of each reporting unit with goodwill exceeded the carrying amount, and hence there was no impairment.

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note A. Nature of Business and Interim Financial Statements - continued

The following table reconciles the Company's net earnings for the six months ended June 30, 2002 and 2001 adjusted to exclude goodwill amortization pursuant to SFAS 142 to amounts previously reported:

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       ----------------------------   ----------------------------
                                                           2002            2001            2002            2001
                                                       ------------    ------------   ------------    ------------
Net earnings
  Reported net earnings                                $  1,461,233    $    455,540   $  2,159,733    $  1,214,253
  Add back:  Goodwill amortization                            -             215,248          -             430,495
                                                       ------------    ------------   ------------    ------------
  Adjusted net earnings                                $  1,461,233    $    670,788   $  2,159,733    $  1,644,748
                                                       ============    ============   ============    ============

Earnings per share - basic
  Reported net earnings                                $       0.06    $       0.02   $       0.08    $       0.05
  Goodwill amortization                                        -               0.01           -               0.01
                                                       ------------    ------------   ------------    ------------
  Adjusted net earnings                                $       0.06    $       0.03   $       0.08    $       0.06
                                                       ============    ============   ============    ============

Earnings per share - diluted
  Reported net earnings                                $       0.06    $       0.02   $       0.08    $       0.05
  Goodwill amortization                                        -               0.01           -               0.01
                                                       ------------    ------------   ------------    ------------
  Adjusted net earnings                                $       0.06    $       0.03   $       0.08    $       0.06
                                                       ============    ============   ============    ============


Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplement stock offerings) and distributions to owners (e.g., dividends).

As of June 30, 2002, accumulated comprehensive income (loss) consisted of the following:

    Balance at December 31, 2001                $  (653,990)
    Net change during the period related
      to cash flow hedges                          (114,600)
                                                ------------
    Balance at June 30, 2002                    $  (768,590)
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

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note A. Nature of Business and Interim Financial Statements - continued

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133." The tax effected fair market value of the interest rate swap of $768,590 at June 30, 2002 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.


Note B. Inventories

Our inventories consist of the following at June 30, 2002 and December 31, 2001:

                                                6/30/2002     12/31/2001
                                              ------------   ------------

Finished goods                                $ 16,661,523   $ 14,530,664
Work in progress                                 3,986,286      3,287,288
Raw materials                                   13,540,785     14,723,048
                                              ------------   ------------
                                                34,188,594     32,541,000
Less allowances                                    719,831      1,149,635
                                              ------------   ------------
                                              $ 33,468,763   $ 31,391,365
                                              ============   ============


Note C. Stock Options and Warrants

The following table summarizes the activity related to all Company stock options and warrants for the six months ended June 30, 2002 and the year ended December 31, 2001:

                                                                                        Weighted Average
                                                                Exercise Price            Exercise Price
                                                                  per Share                 per Share
                                               Stock     -----------------------------  -----------------
                                   Warrants   Options      Warrants         Options     Warrants  Options
                                   --------------------  -----------------------------  -----------------
Outstanding at January 1, 2001      540,000  4,725,720   $ 8.40 - 14.73  $ 2.50 - 9.50  $ 10.04    $ 3.66
  Granted                              -     2,110,000          -          1.88 - 7.50     -         7.25
  Exercised                            -        (7,520)         -              2.50        -         2.50
  Canceled or expired                  -    (2,129,900)         -          2.50 - 9.50     -         7.37
                                   --------------------
Outstanding at December 31, 2001    540,000  4,698,300     8.40 - 14.73    1.88 - 8.50    10.04      4.89
  Granted                              -       230,000          -          1.44 - 2.36     -         1.63
  Exercised                            -         -              -               -          -          -
  Canceled or expired              (140,000)  (379,300)         -          1.74 - 8.50    14.73      3.89
                                   --------------------
Outstanding at June 30, 2002        400,000  4,549,000       $ 8.40      $ 1.44 - 7.50  $  8.40    $ 4.80
                                   ====================
Exercisable at June 30, 2002        400,000  4,369,000       $ 8.40      $ 1.88 - 7.50  $  8.40    $ 4.83
                                   ====================

The warrants and options expire at various dates ranging from June 2003 through December 2008.

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note D. Litigation

The Company is involved in a dispute with a former workers' compensation administrator and stop-loss insurer for some of the Company's subsidiaries. The administrator has alleged that they are owed claims reimbursement and administrative fees. The Company has counter-sued, claiming that the administrator was negligent in its duties as administrator of our claims, that it made payments on the Company's behalf which were specifically disallowed, that they refused to follow instructions given to them by the Company, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence. In addition, the Company is requesting reimbursement for excessive administrative fees paid but not allowed under the terms of the policy. The amount and probability of any payment or settlement is unknown at this time. Among the issues being considered is the matter of currently unresolved workers' compensation claims whose estimate of potential loss may change as a result of this litigation. While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company's actual liability will not exceed its current estimate. Accordingly, these matters, if resolved in a manner different from management's estimate, could have a material adverse effect on the operating results or cash flows in the future.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented in "Item 1 - Financial Statements," our audited financial statements, and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 31, 2001. The information set forth in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties. Many factors, including those discussed below under "Factors That May Affect Future Results" could cause actual results to differ materially from those contained in the forward-looking statements below.

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

We believe that the following critical accounting policies reflect our more significant judgments and estimates used in preparation of our consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments due to us. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of one or more of our customers were to deteriorate, additional allowances may be required. We value our inventories at the lower of cost or market. We write down inventory balances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, if there are changes in customer buying patterns, or if new technology or products are developed that compete with our existing inventory, additional inventory write-downs may be required. Our insurance costs are developed by management evaluation of the likelihood and probable amount of potential claims based on historical experience and evaluation of each claim. Changes in the key assumptions may occur in the future, which would result in changes to related insurance costs. We also have recorded goodwill and intangible assets related to previous acquisitions. We assess impairments associated with these assets when we determine that the undiscounted expected future cash flows decline below their carrying value. Poor operating performance of the business activities related to goodwill, other intangible assets, or long-lived assets could result in future cash flows of these assets declining below carrying values, which could require a writedown of the carrying value of these assets, which would adversely affect operating results.

Results of Operations for Three Months Ended June 30, 2002
Compared to June 30, 2001

The following table summarizes our results of operations as a percentage of net sales for the three months ended June 30, 2002 and 2001.

                                                         Three Months Ended
                                                              June 30,
                                             -----------------------------------------
                                                    2002                   2001
                                             -------------------   -------------------
                                                        $ (000's omitted)

Net sales                                    $  44,767   100.0%    $  49,916   100.0%
Gross profit                                    11,500    25.7        10,122    20.3
Operating expenses                               7,576    16.9         8,685    17.4
Operating income from continuing operations      3,924     8.8         1,437     2.9
Provision for income taxes                         982     2.2           466     0.9
Earnings from continuing operations              1,461     3.3           546     1.1
Loss from discontinued operations                  -        -            (91)   (0.2)
Net earnings                                     1,461     3.3           456     0.9


Net sales: Net sales for the second quarter of 2002 decreased by $5,149,000, or 10.3%, to $44,767,000 from $49,916,000 for the second quarter of 2001. This decrease in net sales was due to the continuation of an unexpectedly soft market that began in the fourth quarter of 2001, primarily related to our West Coast operations, where sales were down dramatically.

Gross Profit: Gross profit for the second quarter of 2002 increased by $1,378,000, or 13.6%, to $11,500,000, which represented 25.7% of net sales, from
$10,122,000, which represented 20.3% of net sales, for the second quarter of 2001. The increase in gross profit percentage was principally attributable to price increases, the elimination of unprofitable accounts, and increases in operating efficiency in manufacturing operations, including labor force reductions.

Operating expenses: Operating expenses for the second quarter of 2002 decreased by $1,109,000, or 12.8%, to $7,576,000, representing 16.9% of net sales, from
$8,685,000, representing 17.4% of net sales, for the second quarter of 2001. The decrease in operating expenses was caused by a decrease in sales-related expenses associated with decreased revenues, a decrease of approximately $215,000 of amortization of goodwill expenses caused by the Company's adoption of SFAS 142 effective January 1, 2002, and reductions in administrative staffing and other cost containment efforts.

Provision for income taxes: Our income tax provision for the second quarter of 2002 and 2001 consisted of a blended state and federal tax rate, excluding nondeductible expenses such as amortization of goodwill of approximately $215,000 during the second quarter of 2001, of approximately 40% of earnings from continuing operations before income taxes.

Results of Operations for Six Months Ended June 30, 2002
Compared to June 30, 2001

The following table summarizes our results of operations as a percentage of net sales for the six months ended June 30, 2002 and 2001.

                                                          Six Months Ended
                                                              June 30,
                                             -----------------------------------------
                                                    2002                   2001
                                             -------------------   -------------------
                                                        $ (000's omitted)

Net sales                                    $  87,221    100.0%   $  97,006    100.0%
Gross profit                                    20,681     23.7       21,499     22.2
Operating expenses                              14,559     16.7       18,199     18.8
Operating income from continuing operations      6,122      7.0        3,299      3.4
Provision for income taxes                       1,540      1.8        1,201      1.2
Earnings from continuing operations              2,160      2.5        1,427      1.5
Loss from discontinued operations                  -        -           (212)    (0.2)
Net earnings                                     2,160      2.5        1,214      1.3



Net sales: Net sales for the first half of 2002 decreased by $9,785,000, or 10.1%, to $87,221,000 from $97,006,000 for the first half of 2001. This decrease in net sales was due to the continuation of an unexpectedly soft market that began in the fourth quarter of 2001.

Gross Profit: Gross profit for the first half of 2002 decreased by $818,000, or 3.8%, to $20,681,000, which represented 23.7% of net sales, from $21,499,000, which represented 22.2% of net sales, for the first half of 2001. The increase in gross profit percentage was principally attributable to price increases, the elimination of unprofitable accounts, and increases in operating efficiency in manufacturing operations, including labor force reductions.

Operating expenses: Operating expenses for the first half of 2002 decreased by $3,640,000, or 20.0%, to $14,559,000, representing 16.7% of net sales, from
$18,199,000, representing 18.8% of net sales, for the first half of 2001. The decrease in operating expenses was caused by a decrease in sales-related expenses associated with decreased revenues, a decrease of approximately $430,000 of amortization of goodwill expenses caused by the Company's adoption of SFAS 142 effective January 1, 2002, and reductions in administrative staffing and other cost containment efforts.

Provision for income taxes: Our income tax provision for the first half of 2002 and 2001 consisted of a blended state and federal tax rate, excluding nondeductible expenses such as amortization of goodwill of approximately $430,000 during the first half of 2001, of approximately 40% of earnings from continuing operations before income taxes.

Liquidity and Capital Resources

Our working capital was approximately $17,620,000 at June 30, 2002, compared to approximately $14,603,000 at December 31, 2001. This includes cash and cash equivalents of $3,119,000, at June 30, 2002 and $3,878,000 at December 31, 2001.

Our trade receivables increased $3,657,000, or 12.2%, to $33,653,000 at June 30, 2002, from $29,996,000 at December 31, 2001. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 68 days at June 30, 2002 and 64 days at December 31, 2001. These ratios for days sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.

Our continuing operations generated $1,930,000 and $319,000 of cash during the second quarters of 2002 and 2001, respectively. Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first quarter and first part of the second quarter. Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash than earnings before taxes, depreciation and amortization, during our first and second quarters because of increases in inventory and trade accounts receivable. Our financing activities used $590,000 of cash during the second quarter of 2002, primarily consisting of payments on debt. Our investing activities consumed $1,185,000 of cash during the second quarter of 2002, primarily used to purchase property and equipment.

We currently have a $30 million working capital credit facility from two banks, which expires August 30, 2002. As of June 30, 2002, we had used approximately $29.3 million of the $30 million working capital facility. The working capital credit facility bears interest at LIBOR, which was 2.25% at June 30, 2002, plus 3.5%. At times during 2000 and 2001, including at December 31, 2001, the Company was in violation of certain of financial loan covenants. The working capital credit facility is collateralized by the pledge of all common stock of the subsidiaries owned by the Company and other assets of the Company.

In connection with the working capital credit facility and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, not paying dividends, not repurchasing its stock, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio. Unless this credit facility is renewed, it will expire in August 2002. Failure to negotiate an extension to this credit facility, enter into a replacement facility, or obtain additional equity will materially adversely impact our business and operations.

Future operations and planned expansion may require substantial capital investment for the manufacture of filtration products. Although we have been able to arrange debt facilities or equity financing needed to date, there can be no assurance that sufficient debt financing or equity will continue to be available in the future, or that it will be available on acceptable terms. Failure to obtain sufficient capital could materially adversely impact our growth strategy.

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000. On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement. As of August 16, 2002, approximately 575,000 shares had been repurchased in the open market under this authorization.

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

We are currently introducing new products for the retail marketplace, primarily our Airia indoor air cleaners and WholeHouse residential air cleaning systems. In contrast to our standard retail filters, the bulk of which sell for unit prices between $0.50 and $10, these new products will sell for substantially more (between $200 and $5,000, with replacement packs ranging from $3 to $15 per month). These are new products which are substantially different in features, appearance and performance from competing products. We have no actual market data on how successful they will be, and hence have no way of estimating their impact on the financial results of the Company. Any sales of these units in significant quantities will require additional financial resources, either through equity or debt financing, to meet working capital requirements for production and sale of these products.

Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow through the rest of 2002, with most analysts pushing recovery for this sector out to at least 2003. The current weak economy is also expected to have a dampening effect on sales of air filtration products across all product lines and end-user categories. As long as the current weakness in the economy continues, in individual market segments or the marketplace as a whole, our results will be negatively affected.

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

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward- looking statements contained in this Form 10-Q will in fact occur.


Factors That May Affect Future Results

Failure to Manage Future Growth Could Adversely Impact Our Business Due to the Strain on Our Management, Financial and Other Resources

Due to acquisitions and expansions, our net sales increased by approximately 400% from 1995 through 2001, (a compound annual growth rate of 25%). We have not continued to expand at this rate during 2002. Future growth could place a strain on our management and financial capabilities. Our ability to compete effectively and manage future growth depends on our ability to:

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including changes in foreign currency exchange rates and interest rate risks. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. For Flanders, these exposures are primarily related to the sale of product to foreign customers and changes in interest rates. We do not have any derivatives or other financial instruments for trading or speculative purposes.

The fair value of the Company's total long-term debt, including capital leases, at June 30, 2002 was approximately $50,889,000. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at June 30, 2002. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments. We have two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. Gains or losses related to ineffectiveness of the cash flow hedge are included in net income during the appropriate period related to hedge ineffectiveness. The tax effected fair market value of the interest rate swap of $769,000 is included in other comprehensive income. The interest rate swap contracts expire in 2013 and 2015.

The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. Risks due to changes in foreign currency exchange rates are negligible, as the preponderance of our foreign sales occur over short periods of time or are demarcated in U.S. dollars.

                         PART II - OTHER INFORMATION


Item 1. Legal Proceedings.

        We are involved in a dispute with a former benefit plan administrator (U.S. District Court, Middle District of Florida, Tampa Division, Case No. CIV 1971-T-17-F, Liberty Mutual v. Flanders Corporation et al). Liberty Mutual was the Workers' Compensation administrator and stop-loss insurer for some of the Company's subsidiaries. They have alleged that they are owed claims reimbursement and administrative fees. We have counter-sued, claiming that Liberty Mutual was negligent in its duties as administrator of our claims, that it made payments on our behalf which were specifically disallowed, that they refused to follow instructions given to them by us, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence. In addition, we are requesting reimbursement of excessive administrative fees paid but not allowed under the terms of the policy. The amount and probability of any settlement or award related to this litigation is unknown at this time. Among the issues being considered is the matter of currently unresolved workers' compensation claims whose estimate of potential loss may change as a result of this litigation. While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company's actual liability will not exceed its current estimate. Accordingly, these matters, if resolved in a manner different from management's estimate, could have a material adverse effect on the operating results or cash flows in any one future accounting period.

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

Item 3. Defaults Upon Senior Securities - None.

Item 4. Submission of Matters to a Vote of Security Holders - None.

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

    Exhibit No.                Description

       99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K - None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 16th day of August, 2002.



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