Form 10-Q/A
period 2002-03-31
FLANDERS CORP
filed 2002-11-19
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q/A
                               AMENDMENT NO. 1



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


         26,033,153 shares of common stock, par value $.001 per share
                               (Title of Class)


-------------------------------------------------------------

Explanatory Note:

This amendment on Form 10-Q/A amends Items 1 and 2 of Part I of the Quarterly Report for Flanders Corporation on Form 10-Q previously filed for the quarter ended March 31, 2002. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarters ended June 30, 2002 and March 31, 2002. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing.

                             FLANDERS CORPORATION
                                 FORM 10-Q/A
                               AMENDMENT NO. 1
                       FOR QUARTER ENDED MARCH 31, 2002


PART I - FINANCIAL INFORMATION                                            Page

  Item 1 -

    Financial Statements

      Consolidated Condensed Balance Sheets for March 31, 2002
        (as restated, unaudited) and December 31, 2001                       3

      Consolidated Condensed Statements of Earnings (as restated,
        unaudited) for the three months ended March 31, 2002 and 2001        4

      Consolidated Condensed Statements of Stockholders' Equity for
        the three months ended March 31, 2002 (as restated, unaudited)
        and the year ended December 31, 2001                                 5

      Consolidated Condensed Statements of Cash Flows (unaudited) for
        the three months ended March 31, 2002 and 2001                       6

      Notes to Consolidated Condensed Financial Statements (as restated)     7

  Item 2 -

    Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                 11


PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                                 18


SIGNATURES                                                                  18

CERTIFICATES OF CERTIFYING OFFICERS                                         19

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   March 31,      December 31,
ASSETS                                                               2002             2001
------                                                           -------------    -------------
                                                                  (unaudited,
                                                                  as restated)
Current assets
  Cash and cash equivalents                                      $   2,964,280    $   3,877,785
  Receivables:
    Trade, less allowance for doubtful accounts:
      3/31/2002 $1,554,780; 12/31/2001 $1,531,650                   29,984,466       29,995,949
    Other                                                              461,601          483,941
  Inventories (Note B)                                              30,089,491       31,391,365
  Deferred taxes                                                     1,988,324        1,994,964
  Other current assets                                               5,096,943        4,633,848
                                                                 -------------    -------------
        Total current assets                                        70,585,105       72,377,852

Related party receivables                                              488,086          549,350
Other assets                                                         2,766,079        2,715,855
Intangible assets, less accumulated amortization:
  3/31/2002 $3,670,924; 12/31/2001 $3,670,891                       28,332,274       28,332,307
Property and equipment, less accumulated depreciation:
  3/31/2002 $ 35,218,091; 12/31/2001 $33,515,344                    75,457,934       76,279,734
                                                                 -------------    -------------
                                                                 $ 177,629,478    $ 180,255,098
                                                                 =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt and capital leases        $  31,709,919    $  32,599,894
  Accounts payable                                                  13,918,053       15,726,086
  Accrued expenses                                                   8,831,137        9,449,073
                                                                 -------------    -------------
        Total current liabilities                                   54,459,109       57,775,053

Long-term capital lease obligations, less current maturities         3,110,992        3,173,502
Long-term debt, less current maturities                             16,657,759       16,271,430
Long-term liabilities, other                                           941,989        1,089,983
Deferred taxes                                                       5,113,341        5,065,762
Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares
    authorized; none issued                                              -                -
  Common stock, $.001 par value; 50,000,000 shares
    authorized; issued and outstanding:  26,033,153 shares              26,033           26,033
  Additional paid-in capital                                        90,331,524       90,331,524
  Notes receivable                                                  (8,421,766)      (8,325,978)
  Accumulated other comprehensive loss                                (565,193)        (653,990)
  Retained earnings                                                 15,975,690       15,501,779
                                                                 -------------    -------------
                                                                    97,346,288       96,879,368
                                                                 -------------    -------------
                                                                 $ 177,629,478    $ 180,255,098
                                                                 =============    =============


           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)



                                                            Three Months Ended
                                                                 March 31,
                                                       ----------------------------
                                                           2002            2001
                                                       ------------    ------------
                                                       (as restated)
Net sales                                              $ 42,454,191    $ 47,089,772
Cost of goods sold                                       33,740,327      35,712,450
                                                       ------------    ------------
    Gross profit                                          8,713,864      11,377,322
Operating expenses                                        6,983,127       9,514,533
                                                       ------------    ------------
    Operating income from continuing operations           1,730,737       1,862,789
Nonoperating expenses from continuing operations, net      (940,886)       (247,596)
                                                       ------------    ------------
    Earnings from continuing operations before
      income taxes                                          789,851       1,615,193
Provision for income taxes                                  315,940         735,077
                                                       ------------    ------------
    Earnings from continuing operations                     473,911         880,116
Loss from operations of discontinued subsidiary,
  (including tax benefit of $80,935 for the
  three months ended March 31, 2001)                          -            (121,403)
                                                       ------------    ------------
        Net earnings                                   $    473,911    $    758,713
                                                       ============    ============

Earnings per share from continuing operations
  Basic                                                $       0.02    $       0.03
                                                       ============    ============
  Diluted                                              $       0.02    $       0.03
                                                       ============    ============
Loss per share from discontinued operations
  Basic                                                $       -       $      (0.00)
                                                       ============    ============
  Diluted                                              $       -       $      (0.00)
                                                       ============    ============
Net earnings per share
  Basic                                                $       0.02    $       0.03
                                                       ============    ============
  Diluted                                              $       0.02    $       0.03
                                                       ============    ============
Weighted average common shares outstanding
  Basic                                                  26,033,153      26,037,433
                                                       ============    ============
  Diluted                                                26,037,001      26,037,433
                                                       ============    ============


           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Accum-
                                                 Additional                  ulated Other
                                      Common      Paid-In         Notes        Compre-       Retained
                                      Stock       Capital       Receivable   hensive Loss    Earnings          Total
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, January 1, 2001             $26,380   $ 90,898,258   $ (7,891,208)  $     -       $ 15,117,854   $  98,151,284
  Interest on notes receivable
    secured by common shares            -             -           (434,770)        -              -            (434,770)
  Purchase and retirement of
    354,000 shares of common stock      (354)      (585,527)         -             -              -            (585,881)
  Issuance of 7,520 shares of
    common stock upon exercise of
    options                                7         18,793          -             -              -              18,800

Comprehensive income (loss)
  Net earnings                          -             -              -             -            383,925         383,925
  Transition adjustment                 -             -              -          (579,273)         -            (579,273)
  Net loss on cash flow hedges          -             -              -           (74,717)         -             (74,717)
                                                                                                          --------------
Total comprehensive loss                                                                                       (270,065)
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, December 31, 2001            26,033     90,331,524     (8,325,978)     (653,990)    15,501,779      96,879,368
  Interest on notes receivable
    secured by common shares
    (unaudited)                         -             -            (95,788)        -              -             (95,788)

Comprehensive income (loss)
  Net earnings (unaudited,
    as restated)                        -             -              -             -            473,911         473,911
  Net income on cash flow
    hedges (unaudited)                  -             -              -            88,797          -              88,797
                                                                                                          --------------
Total comprehensive income
  (unaudited, as restated)                                                                                      562,708
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, March 31, 2002
  (unaudited, as restated)           $26,033   $ 90,331,524   $ (8,421,766)  $  (565,193)  $ 15,975,690   $  97,346,288
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

Restatement:

In October 2002, the Company determined that the consolidated financial information for the quarters ended March 31, 2002 and June 30, 2002 contained errors which required restatement of previously reported financial information. During physical inventories, we discovered unit of measure inconsistencies and a data entry error at one plant which impacted prior periods, which resulted in the Company's inventories being overstated by $466,940 at March 31, 2002, and a reduction in net income of $224,589 for the three months ended March 31, 2002, when compared to results previously reported. We implemented program changes and new internal controls to reduce the chance of this type of error recurring in the future, beginning in October 2002. Changes in current liabilities are due to changes in the Company's accrued income taxes resulting from the restatement of inventories.

The effect of the restatements for the quarter ended June 30, 2002 is described in an amended filing on Form 10-Q/A for June 30, 2002.

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note A. Nature of Business and Interim Financial Statements - continued

The following is a summary of the effects of such restatements on the Company's consolidated financial statements as of and for the three months ended March 31, 2002:


                                                   As Previously Reported   As Restated
                                                   ----------------------   -----------
Consolidated balance sheet:
  Inventories                                        $  30,556,431         $  30,089,491
  Total current assets                                  71,052,045            70,585,105
  Total assets                                         178,096,418           177,629,478
  Total current liabilities                             54,701,460            54,459,109
  Retained earnings                                     16,200,279            15,975,690
Total stockholders' equity                              97,570,877            97,346,288

Consolidated statement of earnings:
  Gross profit                                       $   9,180,804         $   8,713,864
  Operating income from continuing operations            2,197,677             1,730,737
  Provision for income taxes                               558,291               315,940
  Net earnings                                             698,500               473,911
  Net earnings per share
    Basic                                            $        0.03         $        0.02
    Diluted                                          $        0.03         $        0.02


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

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note A. Nature of Business and Interim Financial Statements - continued

The following table reconciles the Company's net earnings for the three months ended March 31, 2002 and 2001 adjusted to exclude goodwill amortization pursuant to SFAS 142 to amounts previously reported:

                                               Three Months Ended
                                           3/31/2002         3/3/2001
                                         -------------     ------------
                                         (as restated)
Net earnings
  Reported net earnings                  $     473,911     $    758,713
  Add back:  Goodwill amortization               -              200,000
  Adjusted net earnings                  $     473,911     $    958,713

Earnings per share - basic
  Reported net earnings                  $        0.02     $       0.03
  Goodwill amortization                          -                 0.01
  Adjusted net earnings                  $        0.02     $       0.04

Earnings per share - diluted
  Reported net earnings                  $        0.02     $       0.03
  Goodwill amortization                          -                 0.01
  Adjusted net earnings                  $        0.02     $       0.04


Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplement stock offerings) and distributions to owners (e.g., dividends).

As of March 31, 2002, accumulated comprehensive income (loss) consisted of the following:

Balance at December 31, 2001                                $   (653,990)
Net change during the period related to cash flow hedges          88,797
                                                            -------------
Balance at March 31, 2002                                   $   (565,193)
                                                            =============


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

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note A. Nature of Business and Interim Financial Statements - continued

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133." The tax effected fair market value of the interest rate swaps of $565,193 at March 31, 2002 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

Note B. Inventories

Inventories consist of the following at March 31, 2002 and December 31, 2001:

                                                                    3/31/02          12/31/01
                                                                 -------------    -------------
                                                                 (as restated)

Finished goods                                                   $  14,440,164    $  14,530,664
Work in progress                                                     2,747,027        3,287,288
Raw materials                                                       14,037,539       14,723,048
                                                                 -------------    -------------
                                                                    31,224,730       32,541,000
Less allowances                                                      1,135,239        1,149,635
                                                                 -------------    -------------
                                                                 $  30,089,491    $  31,391,365
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

Overview

Flanders is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and related products and services. Our focus has evolved from expansion through acquisition to increasing the quality and efficiency of our high-volume replacement filtration products, and using these benefits to compete more effectively in the marketplace. We also design and manufacture much of our own production equipment and produce glass-based air filter media for many of our air filtration products.

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

Restatement:

In October 2002, the Company determined that the consolidated financial information for the quarters ended March 31, 2002 and June 30, 2002 contained errors which required restatement of previously reported financial information. During physical inventories, we discovered unit of measure inconsistencies and a data entry error at two plants which impacted prior periods, which resulted in the Company's inventories being overstated by $467,000 at March 31, 2002, and a reduction in net income of $225,000 for the three months ended March 31, 2002, when compared to results previously reported. We implemented program changes and new internal controls to reduce the chance of this type of error recurring in the future, beginning in October 2002. Changes in current liabilities are due to changes in the Company's accrued income taxes resulting from the restatement of inventories.

The effect of the restatements for the quarter ended June 30, 2002 is described in amended filings on 10-Q/A for June 30, 2002.

The following is a summary of the effects of such restatements on the Company's consolidated financial statements as of and for the three months ended March 31, 2002:


                                                  As Previously Reported   As Restated
                                                  ----------------------   -----------
                                                           $ (000's omitted)
Consolidated balance sheet data:
  Inventories                                         $  30,556             $  30,089
  Total current assets                                   71,052                70,585
  Total assets                                          178,096               177,629
  Total current liabilities                              54,701                54,459
  Total stockholders' equity                             97,571                97,346

Statement of earnings data:
  Gross profit                                        $   9,181             $   8,714
  Operating income from continuing operations             2,198                 1,731
  Provision for income taxes                                558                   316
  Net earnings                                              699                   474

Net earnings per share
  Basic                                                $   0.03             $    0.02
  Diluted                                              $   0.03             $    0.02


Results of Operations for Three Months Ended March 31, 2002 Compared to March 31, 2001

The following table summarizes our results of operations as a percentage of net sales for the three months ended March 31, 2002 and 2001.




                                                         Three Months Ended
                                                            September 30,
                                             -----------------------------------------
                                                    2002                   2001
                                             -------------------   -------------------
                                                          (000's omitted)
Net sales                                    $  42,454   100.0%    $  47,090   100.0%
Gross profit                                     8,714    20.5        11,377    24.2
Operating expenses                               6,983    16.4         9,515    20.2
Operating income from continuing operations      1,731     4.1         1,863     4.0
Provision for income taxes                         316     0.7           735     1.6
Earnings from continuing operations                474     1.1           880     1.9
Loss from discontinued operations                  -       -            (121)   (0.3)
Net earnings                                       474     1.1           759     1.6


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

Gross Profit: Gross profit for the first quarter of 2002 decreased by $2,663,000, or 23.4%, to $8,714,000, which represented 20.5% of net sales, from $11,377,000, which represented 24.2% of net sales, for the first quarter of 2001. The decrease in gross profit percentage was principally attributable to the spreading of fixed costs, such as facility depreciation, utilities, and plant administrative salaries over a smaller base of revenues.

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

Provision for income taxes: Our income tax provision for the first quarter of 2002 and 2001 consisted of a blended state and federal tax rate, excluding nondeductible expenses such as amortization of goodwill of approximately $200,000 during the first quarter of 2001, of approximately 40%.


Liquidity and Capital Resources

Our working capital was approximately $16,126,000 at March 31, 2002, compared to approximately $14,603,000 at December 31, 2001. This includes cash and cash equivalents of $2,964,000, at March 31, 2002 and $3,878,000 at December 31, 2001.

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

PART II - OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K

        (a)    Exhibits

    Exhibit No.                Description

      99.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

      99.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.




                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 19th day of November, 2002.


    FLANDERS CORPORATION




                            By:     /s/ Robert R. Amerson
                            Robert R. Amerson
                            President, Chief Executive Officer and Director



                            By:     /s/ Steven K. Clark
                            Steven K. Clark
                            Chief Operating Officer, Vice President/Chief Financial Officer, Principal Accounting Officer and Director

                    CERTIFICATION PURSUANT TO RULE 13A-14
             OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                            AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert R. Amerson, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Flanders Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: November 19th, 2002.


                                        /s/ Robert R. Amerson
                                        _____________________________________
                                        Robert R. Amerson
                                        President and Chief Executive Officer

                    CERTIFICATION PURSUANT TO RULE 13A-14
             OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                            AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Steven K. Clark, certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A of Flanders Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: November 19th, 2002.


                                    /s/ Steven K. Clark
                                    _________________________________________
                                    Steven K. Clark
                                    Chief Financial Officer