Form 10-Q
period 2002-09-30
FLANDERS CORP
filed 2002-11-19
CIK 799526

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549





                                  FORM 10-Q


           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002
                        Commission File No.   0-27958


                             FLANDERS CORPORATION
            (Exact name of registrant as specified in its charter)


       North Carolina                                    13-3368271
(State or other jurisdiction of
 incorporation or organization.)                   (IRS Employer ID Number)

2399 26th Avenue North, St. Petersburg, Florida            33734
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

            YES [X]       NO   [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock. As of November 11, 2002, the issuer had 26,033,153 shares of common stock, par value $.001 per share, outstanding.

                             FLANDERS CORPORATION
                                  FORM 10-Q
                     FOR QUARTER ENDED September 30, 2002


PART I - FINANCIAL INFORMATION                                            Page

  Item 1 -

    Financial Statements

      Consolidated Condensed Balance Sheets for September
        30, 2002 (unaudited) and December 31, 2001                          3

        Consolidated Condensed Statements of Earnings (unaudited)
          for the three and nine months ended September 30,
          2002 and 2001                                                     4

        Consolidated Condensed Statements of Stockholders' Equity
          for the year ended December 31, 2001 and the nine months
          ended September 30, 2002 (unaudited)                              5

        Consolidated Condensed Statements of Cash Flows (unaudited)
          for the three and nine months ended September 30, 2002
          and 2001                                                          6

        Notes to Consolidated Condensed Financial Statements                7

  Item 2 -

    Management's Discussion and Analysis of Financial Condition and
      Results of Operations                                                12

  Item 3 -

    Quantitative and Qualitative Disclosures About Market Risk             18

  Item 4 -

    Controls and Procedures                                                18


PART II - OTHER INFORMATION

  Item 1 - Legal Proceedings                                               19

  Item 2 - Changes in Securities and Use of Proceeds                       19

  Item 3 - Defaults Upon Senior Securities                                 19

  Item 4 - Submission of Matters to a Vote of Security Holders             19

  Item 5 - Other Information                                               19

  Item 6 - Exhibits and Reports on Form 8-K                                19


SIGNATURES                                                                 20

CERTIFICATES OF CERTIFYING OFFICERS                                        21

                        PART I - FINANCIAL INFORMATION



Item 1.    Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                 September 30,    December 31,
ASSETS                                                               2002             2001
                                                                 -------------    -------------
                                                                  (unaudited)
Current assets
  Cash and cash equivalents                                      $  3,614,477     $  3,877,785
  Receivables:
    Trade, less allowance for doubtful accounts:
      9/30/2002 $2,023,998; 12/31/2001 $1,531,650                  36,426,774       29,995,949
    Other                                                             547,656          483,941
  Inventories (Note B)                                             30,818,536       31,391,365
  Deferred taxes                                                    1,994,964        1,994,964
  Other current assets                                              3,677,303        4,633,848
                                                                 -------------    -------------
            Total current assets                                   77,079,710       72,377,852

Related party receivables                                             565,380          549,350
Other assets                                                        2,661,682        2,715,855
Intangible assets, less accumulated amortization of
  9/30/2002 $3,713,014; 12/31/2001 $3,670,891                      28,290,184       28,332,307
Property and equipment, less accumulated depreciation:
  9/30/2002 $38,669,147; 12/31/2001 $33,515,344                    71,614,877       76,279,734
                                                                 -------------    -------------
                                                                 $180,211,833     $180,255,098
                                                                 =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt and capital leases        $ 27,941,620     $ 32,599,894
  Accounts payable                                                 16,510,245       15,726,086
  Accrued expenses                                                 11,794,289        9,449,073
                                                                 -------------    -------------
            Total current liabilities                              56,246,154       57,775,053

Long-term capital lease obligations, less current maturities        2,980,049        3,173,502
Long-term debt, less current maturities                            15,267,263       16,271,430
Long-term liabilities, other                                        1,870,924        1,089,983
Deferred taxes                                                      4,753,385        5,065,762
Commitments and contingencies
Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares authorized;
    none issued                                                         -                -
  Common stock, $.001 par value; 50,000,000 shares authorized;
    issued and outstanding:  26,033,153 shares                         26,033           26,033
  Additional paid-in capital                                       90,331,524       90,331,524
  Notes receivable                                                 (8,609,873)      (8,325,978)
  Accumulated other comprehensive loss                             (1,122,554)        (653,990)
  Retained earnings                                                18,468,928       15,501,779
                                                                 -------------    -------------
                                                                   99,094,058       96,879,368
                                                                 -------------    -------------
                                                                 $180,211,833     $180,255,098
                                                                 =============    =============



                See Notes to Consolidated Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)


                                                            Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                       ----------------------------   ----------------------------
                                                           2002            2001            2002            2001
                                                       ------------    ------------   ------------    ------------
Net sales                                              $ 50,135,932    $ 49,862,475   $137,357,379    $146,868,665
Cost of goods sold                                       39,248,100      38,974,568    106,517,176     114,481,895
                                                       ------------    ------------   ------------    ------------
    Gross profit                                         10,887,832      10,887,907     30,840,203      32,386,770

Operating expenses                                        7,964,948       8,788,590     22,524,233      26,988,002
                                                       ------------    ------------   ------------    ------------
    Operating income from continuing operations           2,922,884       2,099,317      8,315,970       5,398,768

Nonoperating expenses from continuing operations, net      (948,383)       (655,707)    (3,370,722)     (1,327,482)
                                                       ------------    ------------   ------------    ------------

    Earnings from continuing operations before
      income taxes                                        1,974,501       1,443,610      4,945,248       4,071,286

Provision for income taxes                                  789,800         697,423      1,978,099       1,898,493
                                                       ------------    ------------   ------------    ------------
    Earnings from continuing operations                   1,184,701         746,187      2,967,149       2,172,793

Loss from operations of discontinued subsidiary,
  (including tax benefit of $136,696 for the nine
  months ended September 30, 2001)                            -               -              -            (212,353)
                                                       ------------    ------------   ------------    ------------
            Net earnings                               $  1,184,701    $    746,187   $  2,967,149    $  1,960,440
                                                       ============    ============   ============    ============

Earnings per share from continuing operations
  Basic                                                $       0.05    $       0.03   $       0.11    $       0.08
                                                       ============    ============   ============    ============
  Diluted                                              $       0.05    $       0.03   $       0.11    $       0.08
                                                       ============    ============   ============    ============
Loss per share from discontinued operations
  Basic                                                $      -        $      -       $      -        $      (0.01)
                                                       ============    ============   ============    ============
  Diluted                                              $      -        $      -       $      -        $      (0.01)
                                                       ============    ============   ============    ============
Net earnings per share
  Basic                                                $       0.05    $       0.03   $       0.11    $       0.08
                                                       ============    ============   ============    ============
  Diluted                                              $       0.05    $       0.03   $       0.11    $       0.08
                                                       ============    ============   ============    ============
Weighted average common shares outstanding
  Basic                                                  26,033,153      26,033,153     26,033,153      26,039,011
                                                       ============    ============   ============    ============
  Diluted                                                26,033,153      26,033,153     26,034,436      26,039,011
                                                       ============    ============   ============    ============


                See Notes to Consolidated Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Accum-
                                                 Additional                  ulated Other
                                      Common      Paid-In         Notes        Compre-       Retained
                                      Stock       Capital       Receivable   hensive Loss    Earnings          Total
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, January 1, 2001             $ 26,380  $  90,898,258  $  (7,891,208) $      -      $  15,117,854  $   98,151,284
  Interest on notes receivable
    secured by common shares             -             -           (434,770)        -              -            (434,770)
  Purchase and retirement of
    354,000 shares of common stock       (354)      (585,527)         -             -              -            (585,881)
  Issuance of 7,520 shares of
    common stock upon exercise of
    options                                 7         18,793          -             -              -              18,800

Comprehensive income (loss)
  Net earnings                            -            -              -             -            383,925         383,925
  Transition adjustment                                                          (579,273)                      (579,273)
  Net loss on cash flow hedges                                                    (74,717)                       (74,717)
                                                                                                          --------------
Total comprehensive loss                                                                                        (270,065)
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, December 31, 2001             26,033     90,331,524     (8,325,978)     (653,990)    15,501,779      96,879,368
  Interest on notes receivable
    secured by common shares
    (unaudited)                         -              -           (283,895)        -              -            (283,895)

Comprehensive income (loss)
  Net earnings (unaudited)             -               -              -             -          2,967,149       2,967,149
  Net loss on cash flow
    hedges (unaudited)                                                           (468,564)                      (468,564)

                                                                                                          --------------
Total comprehensive income
  (unaudited)                                                                                                  2,498,585
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, June September 30, 2002
  (unaudited)                        $ 26,033  $  90,331,524  $  (8,609,873) $ (1,122,554) $  18,468,928  $   99,094,058
                                     ========  =============  =============  ============  =============  ==============


                See Notes to Consolidated Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                            Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
                                                       ----------------------------   ----------------------------
                                                           2002            2001            2002            2001
                                                       ------------    ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by continuing operations           $  4,098,491    $  5,636,536   $  6,896,850    $  7,992,063
  Net cash used in discontinued operations                    -               -              -            (212,353)
                                                       ------------    ------------   ------------    ------------
        Net cash provided by operating activities         4,098,491       5,636,536      6,896,850       7,779,710
                                                       ------------    ------------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                       (393,405)     (1,693,936)    (2,887,190)     (6,814,822)
  Proceeds from sale of property and equipment            1,605,698           -          1,638,198           -
  Net proceeds (payments) from notes receivable             (82,730)         51,022        (16,030)        259,347
  Net (increase) decrease in other assets                   (32,807)         39,892        (39,242)         72,887
                                                       ------------    ------------   ------------    ------------
        Net cash used in investing activities of
          continuing operations                           1,096,756      (1,603,022)    (1,304,264)     (6,482,588)
                                                       ------------    ------------   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase and retirement of common stock                     -               -              -            (585,881)
  Net proceeds (payments) from revolving credit
    agreement                                            (3,635,407)       (374,418)    (4,128,220)      2,688,069
  Principal payments on long-term borrowings             (1,064,528)       (298,281)    (1,727,674)       (918,316)
                                                       ------------    ------------   ------------    ------------
        Net cash provided by (used in) financing
          activities                                     (4,699,935)       (672,699)    (5,855,894)      1,183,872
                                                       ------------    ------------   ------------    ------------
            Net increase (decrease) in cash and
              cash equivalents                              495,312       3,360,815       (263,308)      2,480,994
CASH AND CASH EQUIVALENTS
            Beginning of period                           3,119,165         453,307      3,877,785       1,333,128
                                                       ------------    ------------   ------------    ------------
            End of period                              $  3,614,477    $  3,814,122   $  3,614,477    $  3,814,122
                                                       ============    ============   ============    ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION
    Cash paid during the period for:
      Income taxes                                     $    161,428    $    128,733   $    244,621    $    128,733
                                                       ============    ============   ============    ============
      Interest                                         $  1,302,917    $  1,065,790   $  4,117,642    $  2,679,090
                                                       ============    ============   ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    After tax impact of increase in interest rate
      swap liability                                   $    224,554    $    311,025   $    339,154    $    247,891
                                                       ============    ============   ============    ============


                See Notes to Consolidated Financial Statements

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note A. Nature of Business, Interim Financial Statements

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2001. In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three and nine months ended September 30, 2002 may not be indicative of the results that may be expected for the year ending December 31, 2002.

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

In connection with the transitional goodwill impairment evaluation, SFAS 142 requires that goodwill be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount. Such testing requires, as an initial step, that each of the Company's reporting units, as defined in SFAS 142, be identified and that the Company's assets and liabilities, including the existing goodwill and intangible assets, be assigned to those reporting units. The Company has determined that it has a single reporting unit, which consists of the manufacturing and distribution of air filters for the HVAC market.

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note A. Nature of Business, Interim Financial Statements - continued

The Company completed the first step of the transitional impairment test required by SFAS 142 during the quarter ended June 30, 2002. This required the Company to assess the fair value of the Company and compare that value to its shareholders' equity. In determining fair value, the Company considered the guidance in SFAS 142, including the Company's market capitalization, control premiums, discounted cash flows and other indicators of fair value. Based on this analysis, there is an indication that the recorded goodwill, which totaled $27,612,137 as of January 1, 2002, may be impaired.

The Company is in the process of completing the second step of the transitional impairment analysis. This step requires the Company to compare, using January 1, 2002 amounts, the implied fair value of the recorded goodwill, determined in a manner similar to a purchase price allocation in a business combination, to the carrying amount of the goodwill. This second step is required to be completed as soon as possible, but no later than December 31, 2002. Any transitional impairment will be recognized as a cumulative effect of a change in accounting principle, and the amount of that impairment will be recorded, as a non-cash charge, in the Company's statements of earnings. It is not anticipated that such a change would adversely affect the Company's business operations or cash flows.

The following table reconciles the Company's net earnings for the three months and nine months ended September 30, 2002 and 2001, adjusted to exclude goodwill amortization pursuant to SFAS 142 to amounts previously reported:


                                                            Three Months Ended              Nine Months Ended
                                                       ----------------------------   ----------------------------
                                                         9/30/2002       9/30/2001      9/30/2002       9/30/2002
                                                       ------------    ------------   ------------    ------------
Net earnings
  Reported net earnings                                $  1,184,701    $    746,187   $  2,967,149    $  1,960,440
  Add back:  Goodwill amortization                            -             200,000          -             600,000
                                                       ------------    ------------   ------------    ------------
  Adjusted net earnings                                $  1,184,701    $    946,187   $  2,967,149    $  2,560,440
                                                       ============    ============   ============    ============

Earnings per share - basic
  Reported earnings per share                          $       0.05    $       0.03   $       0.11    $       0.08
  Goodwill amortization                                        -               0.01           -               0.02
                                                       ------------    ------------   ------------    ------------
  Adjusted earnings per share                          $       0.05    $       0.04   $       0.11    $       0.10
                                                       ============    ============   ============    ============

Earnings per share - diluted
  Reported earnings per share                          $       0.05    $       0.03   $       0.11    $       0.08
  Goodwill amortization                                        -               0.01           -               0.02
                                                       ------------    ------------   ------------    ------------
  Adjusted earnings per share                          $       0.05    $       0.04   $       0.11    $       0.10
                                                       ============    ============   ============    ============

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note A. Nature of Business, Interim Financial Statements - continued

Other comprehensive loss:

Other comprehensive loss is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplement stock offerings) and distributions to owners (e.g., dividends).

As of September 30, 2002, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2001                                 $   653,990
Net change during the period related to cash flow hedges         468,564
                                                             -----------
Balance at September 30, 2002                                $ 1,122,554
                                                             ===========

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

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133." The tax effected fair market value of the interest rate swaps of $1,122,554 at September 30, 2002 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

Note B. Inventories

Our inventories consist of the following at September 30, 2002 and December 31, 2001:


                                                   9/30/2002       12/31/2001
                                                 -------------    -------------
Finished goods                                   $  13,759,219    $  14,530,664
Work in progress                                     3,589,509        3,287,288
Raw materials                                       14,434,643       14,723,048
                                                 -------------    -------------
                                                    31,783,371       32,541,000
Less allowances                                        964,835        1,149,635
                                                 -------------    -------------
                                                 $  30,818,536    $  31,391,365
                                                 =============    =============

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note C. Stock Options and Warrants

The following table summarizes the activity related to all Company stock options and warrants for the nine months ended September 30, 2002 and the year ended December 31, 2001:

                                                                                        Weighted Average
                                                                Exercise Price            Exercise Price
                                                                  per Share                 per Share
                                               Stock     -----------------------------  -----------------
                                   Warrants   Options      Warrants         Options     Warrants  Options
                                   --------------------  -----------------------------  -----------------
Outstanding at January 1, 2001      540,000  4,725,720   $ 8.40 - 14.73  $ 2.50 - 9.50  $ 10.04    $ 3.66
  Granted                              -     2,110,000          -          1.88 - 7.50     -         7.25
  Exercised                            -        (7,520)         -              2.50        -         2.50
  Canceled or expired                  -    (2,129,900)         -          2.50 - 9.50     -         7.37
                                   --------------------
Outstanding at December 31, 2001    540,000  4,698,300     8.40 - 14.73    1.88 - 8.50    10.04      4.89
  Granted                              -       130,000          -          1.71 - 2.36     -         1.77
  Exercised                            -         -              -               -          -          -
  Canceled or expired              (140,000)  (339,300)       14.73        1.87 - 8.50    14.73      4.26
                                   --------------------
Outstanding at September 30, 2002   400,000  4,489,000   $     8.40      $ 1.71 - 7.50  $  8.40    $ 4.84
                                   ====================
Exercisable at September 30, 2002   400,000  4,414,000   $     8.40      $ 1.74 - 7.50  $  8.40    $ 4.89
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

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note E. Subsequent Events

New Financing

On October 17, 2002, we signed agreements for a new credit facility with a bank, which replaced and repaid our previous $30 million revolving credit facility, which was in default at the time. The new $40 million facility consists of a $7 million term loan and a $33 million revolving credit line, both of which expire on October 17, 2007. The term loan bears interest, at our option, at either (i) LIBOR plus between 2.5% and 3%, dependent on the Company's fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or Fleet's base rate, plus between 0.5% and 1%, dependent on the Company's fixed charge coverage during the prior twelve months. The $33 million revolving credit facility bears interest at 0.25% less than the term loan. Up to $11 million of the revolving credit facility may be used to issue letters of credit. The new facility is collateralized by substantially all of the Company's assets. The new line of credit agreement requires maintenance of certain financial ratios, and restricts capital expenditures, dividends and share repurchases.

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

Critical Accounting Policies

The following discussion and analysis is based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities at the relevant balance sheet dates. Note A of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2001 describes the significant accounting policies used in preparation of the Consolidated Condensed Financial Statements. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, and valuations of investments, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

We believe that the following critical accounting policies reflect our more significant judgments and estimates used in preparation of our consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make payments due to us. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of one or more of our customers were to deteriorate, additional allowances may be required. We value our inventories at the lower of cost or market. We have an obsolescence and valuation reserve for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, if there are changes in customer buying patterns, or if new technology or products are developed that compete with our existing inventory, additional inventory write-downs may be required. Our insurance costs are developed by management evaluation of the likelihood and probable amount of potential claims based on historical experience and evaluation of each claim. Changes in the key assumptions may occur in the future, which would result in changes to related insurance costs. We also have recorded goodwill and intangible assets related to previous acquisitions. Goodwill is tested for impairment on an annual basis and between annual tests, if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Poor operating performance of the business activities related to goodwill, other intangible assets, or long-lived assets could result in future cash flows of these assets declining below carrying values, which could require a writedown of the carrying value of these assets, which would adversely affect operating results.

Results of Operations for Three Months Ended September 30, 2002 Compared to September 30, 2001

The following table summarizes our results of operations as a percentage of net sales for the three months ended September 30, 2002 and 2001.

                                                         Three Months Ended
                                                           September 30,
                                             -----------------------------------------
                                                    2002                   2001
                                             -------------------   -------------------
                                                        $ (000's omitted)

Net sales                                    $ 50,136    100.0%    $ 49,862    100.0%
Gross profit                                   10,888     21.7       10,888     21.8
Operating expenses                              7,965     15.9        8,789     17.6
Operating income from continuing operations     2,923      5.8        2,099      4.2
Provision for income taxes                        790      1.6          697      1.4
Earnings from continuing operations             1,185      2.4          746      1.5


Net sales: Net sales for the third quarter of 2002 increased by $274,000, or 0.5%, to $50,136,000 from $49,862,000 for the third quarter of 2001. Sales were basically unchanged in spite of acquiring additional market share among mass-market retailers, although the air filtration market as a whole has been depressed since the fourth quarter of 2001.

Gross Profit: Gross profit for the third quarter of 2002 and 2001 was unchanged at $10,888,000 .

Operating expenses: Operating expenses for the third quarter of 2002 decreased by $824,000, or 9.4%, to $7,965,000, representing 15.9% of net sales, from $8,789,000, representing 17.6% of net sales, for the third quarter of 2001. The decrease in operating expenses was caused by a decrease of approximately $200,000 of amortization of goodwill expenses caused by the Company's adoption of SFAS 142 effective January 1, 2002, and reductions in administrative staffing and other cost containment efforts.

Provision for income taxes: Our income tax provision for the third quarter of 2002 and 2001 consisted of a blended state and federal tax rate, excluding nondeductible expenses such as amortization of goodwill of approximately $200,000 during the third quarter of 2001, of approximately 40% of earnings from continuing operations before income taxes.


Results of Operations for Nine Months Ended September 30, 2002 Compared to September 30, 2001

The following table summarizes our results of operations as a percentage of net sales for the nine months ended September 30, 2002 and 2001.

                                                         Nine Months Ended
                                                           September 30,
                                             -----------------------------------------
                                                    2002                   2001
                                             -------------------   -------------------
                                                        $ (000's omitted)


Net sales                                    $ 137,357   100.0%    $ 146,869   100.0%
Gross profit                                    30,840    22.5        32,387    22.1
Operating expenses                              22,524    16.4        26,988    18.4
Operating income from continuing operations      8,316     6.1         5,399     3.7
Provision for income taxes                       1,978     1.4         1,898     1.3
Earnings from continuing operations              2,967     2.2         2,173     1.5
Loss from discontinued operations                 -        -            (212)   (0.1)
Net earnings                                     2,967     2.2         1,960     1.3



Net sales: Net sales for the first nine months of 2002 decreased by $9,512,000, or 6.5%, to $137,357,000 from $146,869,000 for the first nine months of 2001.
This decrease in net sales was due to the continuation of an unexpectedly soft market that began in the fourth quarter of 2001.

Gross Profit: Gross profit for the first nine months of 2002 decreased by $1,547,000, or 4.8%, to $30,840,000, which represented 22.5% of net sales, from $32,387,000, which represented 22.1% of net sales, for the first nine months of 2001. The increase in gross profit percentage was principally attributable to price increases, the elimination of unprofitable accounts, and increases in operating efficiency in manufacturing operations, including labor force reductions, partially balanced by smaller efficiencies of scale associated with lower sales.

Operating expenses: Operating expenses for the first nine months of 2002 decreased by $4,464,000, or 16.5%, to $22,524,000, representing 16.4% of net sales, from $26,988,000, representing 18.4% of net sales, for the first nine months of 2001. The decrease in operating expenses was caused by a decrease in sales-related expenses associated with decreased revenues, a decrease of approximately $600,000 of amortization of goodwill expenses caused by the Company's adoption of SFAS 142 effective January 1, 2002, and reductions in administrative staffing and other cost containment efforts.

Provision for income taxes: Our income tax provision for the first nine months of 2002 and 2001 consisted of a blended state and federal tax rate, excluding nondeductible expenses such as amortization of goodwill of approximately $600,000 during the first nine months of 2001, of approximately 40% of earnings from continuing operations before income taxes.


Liquidity and Capital Resources

Our working capital was approximately $20,834,000 at September 30, 2002, compared to approximately $14,603,000 at December 31, 2001. This includes cash and cash equivalents of $3,614,000, at September 30, 2002 and $3,878,000 at December 31, 2001.

Our trade receivables increased $6,431,000, or 21.4%, to $36,427,000 at September 30, 2002, from $29,996,000 at December 31, 2001. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 67 days at September 30, 2002 and 64 days at December 31, 2001. These ratios for days sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.

Our continuing operations generated $6,897,000 and $7,992,000 of cash during the first nine months of 2002 and 2001, respectively. This decrease in operating cash flows was primarily due to receivables, which increased $6,431,000 during the first nine months of 2002 but actually decreased $249,000 during the first nine months of 2001, partially balanced by increases in net income, accounts payable and income taxes payable, included in accrued expenses. Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first quarter and first part of the second quarter. Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash than earnings before taxes, depreciation and amortization, during our first and second quarters because of increases in inventory and trade accounts receivable. Our financing activities used $5,856,000 of cash during the first nine months of 2002, primarily consisting of payments on debt. Our investing activities consumed $1,304,000 of cash during the first nine months of 2002, primarily consisting of expenditures on property and equipment, net of sales of capital equipment.

At September 30, 2002, we were in default on our $30 million working capital credit facility from two banks, which expired in August 2002 - see "Subsequent Events." As of September 30, 2002, we had used approximately $25.5 million of the $30 million working capital facility. The working capital credit facility bears interest at LIBOR, which was 1.81% at September 30, 2002, plus 3.5%.

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

At times during 2002 and 2001, including at September 30, 2002 and December 31, 2001, the Company was in violation of certain financial loan covenants. The working capital credit facility was collateralized by the pledge of all common stock of the subsidiaries owned by the Company and other assets of the Company.

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000. On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our new line of credit agreement unless certain financial ratios are met. As of November 8, 2002, approximately 575,000 shares had been repurchased in the open market under this authorization.

Any major increases in sales may require substantial capital investment for the manufacture of filtration products. Failure to obtain sufficient capital could materially adversely impact our growth potential.

Subsequent Events

On October 17, 2002, we signed agreements for a new credit facility with Fleet Capital Corporation, which replaced and repaid our previous $30 million revolving credit facility, which was in default at the time. The new $40 million facility consists of a $7 million term loan and a $33 million revolving credit line, both of which expire on October 17, 2007. The term loan bears interest, at our option, at either (i) LIBOR plus between 2.5% and 3%, dependent on the Company's fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or Fleet's base rate, plus between 0.5% and 1%, dependent on the Company's fixed charge coverage during the prior twelve months. The $33 million revolving credit facility bears interest at 0.25% less than the term loan. Up to $11 million of the revolving credit facility may be used to issue letters of credit. The new facility is collateralized by substantially all of the Company's assets. The new line of credit agreement requires maintenance of certain financial ratios, and restricts capital expenditures, dividends and share repurchases.


Outlook

We recently announced that we had adapted our biocontainment products for use as part of a system for hardening government buildings, commercial office complexes and public venues against airborne bioweapons such as anthrax and smallpox. There is currently interest in these products, and additional orders for these products were received in the third quarter of 2002 for shipment during the next six months. We do not know whether this interest will be sustained for a long period of time. We also do not have any reliable data upon the potential size of this developing market. Any significant trend towards requiring hardening of these types of facilities against airborne bioweapons could have a significant impact on our business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks and interest rate risks. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. For Flanders, these exposures are primarily related to the sale of product to foreign customers and changes in interest rates. We do not have any derivatives or other financial instruments for trading or speculative purposes.

The fair value of the Company's total long-term debt, including capital leases, at September 30, 2002 was approximately $48,060,000. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at September 30, 2002. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments. We have two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. Gains or losses related to ineffectiveness of the cash flow hedge are included in net income during the appropriate period related to hedge ineffectiveness. The tax effected fair market value of the interest rate swap of $1,123,000 is included in other comprehensive income. The interest rate swap contracts expire in 2013 and 2015.

The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. Risks due to changes in foreign currency exchange rates are negligible, as the preponderance of our foreign sales occur over short periods of time or are demarcated in U.S. dollars.

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) The Company has evaluated its inventory accounting procedures and developed additional accounting control processes related to these transactions to ensure they are recorded timely and accurately in the financial statements. The Company has also developed and is currently implementing new processes and procedures to ensure that its reports under the Exchange Act are completed in a timely and accurate manner.

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

        (b)    Reports on Form 8-K


  October 17, 2002 - Report on 8-K - Item 5 describing new credit facility.





                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 19th day of November, 2002.


                            FLANDERS CORPORATION


                            /s/ Robert R. Amerson
                            _______________________________________________
                            By:
                            Robert R. Amerson
                            President, Chief Executive Officer and Director


                            /s/ Steven K. Clark
                            _______________________________________________
                            By:
                            Steven K. Clark
                            Chief Operating Officer, Vice President/Chief Financial Officer, Principal Accounting Officer and Director

                    CERTIFICATION PURSUANT TO RULE 13A-14
             OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                            AS ADOPTED PURSUANT TO
                SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Robert R. Amerson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Flanders Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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




I, Steven K. Clark, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Flanders Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


    Date:  November 19th, 2002.

                                    /s/ Steven K. Clark
                                    _________________________________________
                                    Steven K. Clark
                                    Chief Financial Officer