Form 10-Q/A
period 2002-06-30
FLANDERS CORP
filed 2002-11-21
CIK 799526

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


                             FLANDERS CORPORATION
            ------------------------------------------------------
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

As of August 13, 2002, the issuer had 26,033,153 shares of common stock, par value $.001 per share, outstanding.

-------------------------------------------------------------

Explanatory Note:

This amendment on Form 10-Q/A amends Items 1 and 2 of Part I of the Quarterly Report for Flanders Corporation on Form 10-Q previously filed for the quarter ended June 30, 2002. This Quarterly Report on Form 10-Q/A is filed in connection with the Company's restatement of its financial statements for the quarters ended June 30, 2002 and March 31, 2002. Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing.

This amendment on Form 10-Q also contains a review report from the Company's independent public accountants. The original filing of the Form 10-Q for the quarter ended June 30, 2002 had been made by management, in the belief that the review had been completed. In conversations with its independent accountants after the Form 10-Q was filed, the independent accountants made it clear to management that they believed the review had not been completed as of the filing date. Such review has now been completed.

                             FLANDERS CORPORATION
                                 FORM 10-Q/A
                               AMENDMENT NO. 1
                       FOR QUARTER ENDED June 30, 2002


PART I - FINANCIAL INFORMATION                                             Page

  Item 1 -

    Financial Statements

      Report of Independent Certified Public Accountants                     4

      Consolidated Condensed Balance Sheets for June 30,
        2002 (unaudited, as restated) and December 31, 2001                  5

      Consolidated Condensed Statements of Earnings (unaudited,
        as restated) for the three and six months ended June
        30, 2002 and 2001                                                    6

      Consolidated Condensed Statements of Stockholders' Equity
        for the year ended December 31, 2001 and the six months
        ended June 30, 2002 (unaudited, as restated)                         7

      Consolidated Condensed Statements of Cash Flows (unaudited)
        for the three and six months ended June 30, 2002 and 2001            8

      Notes to Consolidated Condensed Financial Statements (as
        restated)                                                            9

  Item 2 -

    Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                             15

PART II - OTHER INFORMATION

  Item 6 - Exhibits and Reports on Form 8-K                                 22


SIGNATURES                                                                  22

CERTIFICATES OF CERTIFYING OFFICERS                                         23

                        PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements

              Report of Independent Certified Public Accountants


Board of Directors and Stockholders
Flanders Corporation

We have reviewed the accompanying consolidated condensed balance sheet of Flanders Corporation as of June 30, 2002, the related consolidated condensed statements of earnings for the three-month and six-month periods ended June 30, 2002 and 2001, the consolidated condensed statement of stockholders' equity for the six-month period ended June 30, 2002, and the consolidated condensed statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements referred to above in order for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2002, except for the last paragraph of Note H, as to which the date is April 4, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 2001 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/GRANT THORNTON LLP

Salt Lake City, Utah
November 15, 2002

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                   June 30,       December 31,
ASSETS                                                               2002             2001
                                                                 -------------    -------------
                                                                 (as restated,
                                                                   unaudited)
Current assets
  Cash and cash equivalents                                      $   3,119,165    $   3,877,785
  Receivables:
   Trade, less allowance for doubtful accounts:
     6/30/2002 $1,827,984; 12/31/2001 $1,531,650                    33,652,730       29,995,949
   Other                                                               593,230          483,941
  Inventories (Note B)                                              32,739,955       31,391,365
  Deferred taxes                                                     1,994,964        1,994,964
  Other current assets                                               4,358,120        4,633,848
                                                                 -------------    -------------
        Total current assets                                        76,458,164       72,377,852

Related party receivables                                              482,650          549,350
Other assets                                                         2,652,985        2,715,855
Intangible assets, less accumulated amortization of
  $3,670,891                                                        28,332,207       28,332,307
Property and equipment, less accumulated depreciation:
  6/30/2002 $ 36,906,808; 12/31/2001 $33,515,344                    74,678,285       76,279,734
                                                                 -------------    -------------
                                                                 $ 182,604,291    $ 180,255,098
                                                                 =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current maturities of long-term debt and capital leases        $  32,124,454    $  32,599,894
  Accounts payable                                                  18,075,342       15,726,086
  Accrued expenses                                                   9,015,869        9,449,073
                                                                 -------------    -------------
        Total current liabilities                                   59,215,665       57,775,053

Long-term capital lease obligations, less current
  maturities                                                         3,047,458        3,173,502
Long-term debt, less current maturities                             15,716,955       16,271,430
Long-term liabilities, other                                         1,280,983        1,089,983
Deferred taxes                                                       4,989,362        5,065,762
Commitments and contingencies

Stockholders' equity
  Preferred stock, no par value, 10,000,000 shares authorized;
    none issued                                                          -                -
  Common stock, $.001 par value; 50,000,000 shares authorized;
    issued and outstanding:  26,033,153 shares                          26,033           26,033
  Additional paid-in capital                                        90,331,524       90,331,524
  Notes receivable                                                  (8,519,326)      (8,325,978)
  Accumulated other comprehensive loss                                (768,590)        (653,990)
  Retained earnings                                                 17,284,227       15,501,779
                                                                 -------------    -------------
                                                                    98,353,868       96,879,368
                                                                 -------------    -------------
                                                                 $ 182,604,291    $ 180,255,098
                                                                 =============    =============


           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(unaudited)


                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       ----------------------------   ----------------------------
                                                           2002            2001            2002            2001
                                                       ------------    ------------   ------------    ------------
                                                       (as restated)                  (as restated)

Net sales                                              $ 44,767,256    $ 49,916,418   $ 87,221,447    $ 97,006,190
Cost of goods sold                                       33,528,749      39,794,877     67,269,076      75,507,327
                                                       ------------    ------------   ------------    ------------
    Gross profit                                         11,238,507      10,121,541     19,952,371      21,498,863
Operating expenses                                        7,576,158       8,684,879     14,559,285      18,199,412
                                                       ------------    ------------   ------------    ------------
    Operating income from continuing operations           3,662,349       1,436,662      5,393,086       3,299,451
Nonoperating expenses from continuing operations, net    (1,481,453)       (424,179)    (2,422,339)       (671,775)
                                                       ------------    ------------   ------------    ------------
    Earnings from continuing operations before
      income taxes                                        2,180,896       1,012,483      2,970,747       2,627,676
Provision for income taxes                                  872,359         465,993      1,188,299       1,201,070
                                                       ------------    ------------   ------------    ------------
    Earnings from continuing operations                   1,308,537         546,490      1,782,448       1,426,606
Loss from operations of discontinued subsidiary,
  (including tax benefit of $68,062 and $136,696
  for the three months and six months ended
  June 30, 2001)                                              -             (90,950)          -           (212,353)
                                                       ------------    ------------   ------------    ------------
            Net earnings                               $  1,308,537    $    455,540   $  1,782,448    $  1,214,253
                                                       ============    ============   ============    ============

Earnings per share from continuing operations
  Basic                                                $       0.05    $       0.02   $       0.07    $       0.05
                                                       ============    ============   ============    ============
  Diluted                                              $       0.05    $       0.02   $       0.07    $       0.05
                                                       ============    ============   ============    ============
Loss per share from discontinued operations
  Basic                                                $      -        $      (0.00)  $      -        $      (0.01)
                                                       ============    ============   ============    ============
  Diluted                                              $      -        $      (0.00)  $      -        $      (0.01)
                                                       ============    ============   ============    ============
Net earnings per share
  Basic                                                $       0.05    $       0.02   $       0.07    $       0.05
                                                       ============    ============   ============    ============
  Diluted                                              $       0.05    $       0.02   $       0.07    $       0.05
                                                       ============    ============   ============    ============
Weighted average common shares outstanding
  Basic                                                  26,033,153      26,033,153     26,033,153      26,039,011
                                                       ============    ============   ============    ============
  Diluted                                                26,033,153      26,033,153     26,035,077      26,039,011
                                                       ============    ============   ============    ============


           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                                Accum-
                                                 Additional                  ulated Other
                                      Common      Paid-In         Notes        Compre-       Retained
                                      Stock       Capital       Receivable   hensive Loss    Earnings          Total
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, January 1, 2001             $ 26,380  $  90,898,258  $  (7,891,208) $      -      $  15,117,854  $   98,151,284
  Interest on notes receivable
    secured by common shares             -             -           (434,770)        -              -            (434,770)
  Purchase and retirement of
    354,000 shares of common stock       (354)      (585,527)         -             -              -            (585,881)
  Issuance of 7,520 shares of
    common stock upon exercise of
    options                                 7         18,793          -             -              -              18,800

Comprehensive income (loss)
  Net earnings                            -            -              -             -            383,925         383,925
  Transition adjustment                                                          (579,273)                      (579,273)
  Net loss on cash flow hedges                                                    (74,717)                       (74,717)
                                                                                                          --------------
Total comprehensive loss                                                                                        (270,065)
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, December 31, 2001             26,033     90,331,524     (8,325,978)     (653,990)    15,501,779      96,879,368

  Interest on notes receivable
    secured by common shares
    (unaudited)                          -             -           (193,348)        -              -            (193,348)

Comprehensive income (loss)
  Net earnings (unaudited,
    as restated)                         -             -              -             -          1,782,448       1,782,448
  Net loss on cash flow
    hedges (unaudited)                                                           (114,600)                      (114,600)
Total comprehensive income
  (unaudited, as restated)                                                                                     1,667,848
                                     --------  -------------  -------------  ------------  -------------  --------------
Balance, June 30, 2002
  (unaudited, as restated)           $ 26,033  $  90,331,524  $  (8,519,326) $   (768,590) $  17,284,227  $   98,353,868
                                     ========  =============  =============  ============  =============  ==============


           See Notes to Consolidated Condensed Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       ----------------------------   ----------------------------
                                                           2002            2001            2002            2001
                                                       ------------    ------------   ------------    ------------
                                                       (as restated)                  (as restated)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by continuing operations           $  2,275,833    $    409,972   $  2,798,359    $  2,355,527
  Net cash used in discontinued operations                    -             (90,950)         -            (212,353)
                                                       ------------    ------------   ------------    ------------
        Net cash provided by operating activities         2,275,833         319,022      2,798,359       2,143,174
                                                       ------------    ------------   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                     (1,612,837)     (2,776,127)    (2,493,785)     (5,120,885)
  Net proceeds from notes receivable                         30,617         747,529         66,700         208,325
  Net (increase) decrease in other assets                    51,075          46,698         26,065          32,994
                                                       ------------    ------------   ------------    ------------
  Net cash used in investing activities of
    continuing operations                                (1,531,145)     (1,981,900)    (2,401,020)     (4,879,566)
                                                       ------------    ------------   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase and retirement of common stock                     -               -              -            (585,881)
  Net proceeds (payments) from revolving credit
    agreement                                              (209,127)       (135,206)      (492,813)      3,062,487
  Principal payments on long-term borrowings               (380,676)       (263,577)      (663,146)       (620,035)
                                                       ------------    ------------   ------------    ------------
        Net cash provided by (used in)
          financing activities                             (589,803)       (398,783)    (1,155,959)      1,856,571
                                                       ------------    ------------   ------------    ------------
            Net increase (decrease) in cash and
              cash equivalents                              154,885      (2,061,661)      (758,620)       (879,821)
CASH AND CASH EQUIVALENTS
     Beginning of period                                  2,964,280       2,514,968      3,877,785       1,333,128
                                                       ------------    ------------   ------------    ------------
     End of period                                     $  3,119,165    $    453,307   $  3,119,165    $    453,307
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
                                                       ============    ============   ============    ============

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
  AND FINANCING ACTIVITIES
    After tax impact of increase (decrease)
      in interest rate swap liability                  $    203,397    $   (130,566)  $    114,600    $    (63,134)
                                                       ============    ============   ============    ============


           See Notes to Consolidated Condensed Financial Statements

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note A. Nature of Business, Interim Financial Statements and Restatement

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

Restatement:

In October 2002, the Company determined that the consolidated financial information for the quarters ended March 31, 2002 and June 30, 2002 contained errors which required restatement of previously reported financial information. During physical inventories, we discovered unit of measure inconsistencies and a data entry error at one plant which impacted prior periods, which resulted in the Company's inventories being overstated by $728,808 at June 30, 2002, and a reduction in net income of $152,696 and $377,285 for the three months and six months ended June 30, 2002, when compared to results previously reported. We implemented program changes and new internal controls to reduce the chance of this type of error recurring in the future, beginning in October 2002. Changes in current liabilities are due to changes in the Company's accrued income taxes resulting from the restatement of inventories.

The restated consolidated financial information for the quarter ended June 30, 2002 also includes changes to disclosures regarding the results of completion of the first step of the transitional impairment test required by Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets."

The effect of the restatements for the quarter ended March 31, 2002 is described in an amended filing on Form 10-Q/A for March 31, 2002.

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note A. Nature of Business, Interim Financial Statements and
        Restatement - continued

The following is a summary of the effects of such restatements on the Company's consolidated financial statements as of June 30, 2002 and for the three months and six months ended June 30, 2002:


                                                   As Previously Reported   As Restated
                                                   ----------------------   -----------
Consolidated balance sheet:
  Inventories                                        $  33,468,763         $  32,739,955
  Total current assets                                  77,186,972            76,458,164
  Total assets                                         183,333,099           182,604,291
  Total current liabilities                             59,567,188            59,215,665
  Retained earnings                                     17,661,512            17,284,227
  Total stockholders' equity                            98,731,153            98,353,868

Consolidated statement of earnings for the
  three months ended June 30, 2002:
    Gross profit                                     $  11,500,375         $  11,238,507
    Operating income from continuing operations          3,924,217             3,662,349
    Provision for income taxes                             981,531               872,359
    Net earnings                                         1,461,233             1,308,537
    Net earnings per share
      Basic                                          $        0.06         $        0.05
      Diluted                                        $        0.06         $        0.05

Consolidated statement of earnings for the
  six months ended June 30, 2002:
    Gross profit                                     $  20,681,179         $  19,952,371
    Operating income from continuing operations          6,121,894             5,393,086
    Provision for income taxes                           1,539,822             1,188,299
    Net earnings                                         2,159,733             1,782,448
    Net earnings per share
      Basic                                          $        0.08         $        0.07
      Diluted                                        $        0.08         $        0.07


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

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note A. Nature of Business, Interim Financial Statements and
        Restatement - continued

The Company completed the first step of the transitional impairment test required by SFAS 142. This required the Company to assess the fair value of the Company and compare that value to its shareholders' equity. In determining fair value, the Company considered the guidance in SFAS 142, including the Company's market capitalization, control premiums, discounted cash flows and other indicators of fair value. Based on this analysis, there is an indication that the recorded goodwill, which totaled $27,612,137 as of January 1, 2002, may be impaired.

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

The following table reconciles the Company's net earnings for the three months and six months ended June 30, 2002 and 2001 adjusted to exclude goodwill amortization pursuant to SFAS 142 to amounts previously reported:

                                                            Three Months Ended              Six Months Ended
                                                       ----------------------------   ----------------------------
                                                        6/30/2002       6/30/2001      6/30/2002       6/30/2001
                                                       ------------    ------------   ------------    ------------
                                                       (as restated)                  (as restated)

Net earnings
  Reported net earnings                                $  1,308,537    $    455,540   $  1,782,448    $  1,214,253
  Add back:  Goodwill amortization                            -             200,000          -             400,000
                                                       ------------    ------------   ------------    ------------
  Adjusted net earnings                                $  1,308,537    $    655,540   $  1,782,448    $  1,614,253
                                                       ============    ============   ============    ============

Earnings per share - basic
  Reported net earnings                                $       0.05    $       0.02   $       0.07    $       0.05
  Goodwill amortization                                       -                0.01          -                0.01
                                                       ------------    ------------   ------------    ------------
  Adjusted net earnings                                $       0.05    $       0.03   $       0.07    $       0.06
                                                       ============    ============   ============    ============

Earnings per share - diluted
  Reported net earnings                                $       0.05    $       0.02   $       0.07    $       0.05
  Goodwill amortization                                       -                0.01          -                0.01
                                                       ------------    ------------   ------------    ------------
  Adjusted net earnings                                $       0.05    $       0.03   $       0.07    $       0.06
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


Note A. Nature of Business, Interim Financial Statements and
        Restatement - continued

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


Note B. Inventories

Our inventories consist of the following at June 30, 2002 and December 31, 2001:

                                                                    6/30/02          12/31/01
                                                                 -------------    -------------
                                                                 (as restated)

Finished goods                                                   $  16,210,149    $  14,530,664
Work in progress                                                     3,708,421        3,287,288
Raw materials                                                       13,541,216       14,723,048
                                                                 -------------    -------------
                                                                    33,459,786       32,541,000
Less allowances                                                        719,831        1,149,635
                                                                 -------------    -------------
                                                                 $  32,739,955    $  31,391,365
                                                                 =============    =============

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note C. Stock Options and Warrants

The following table summarizes the activity related to all Company stock options and warrants for the six months ended June 30, 2002 and the year ended December 31, 2001:

                                                                                        Weighted Average
                                                                Exercise Price            Exercise Price
                                                                  per Share                 per Share
                                               Stock     -----------------------------  -----------------
                                   Warrants   Options      Warrants         Options     Warrants  Options
                                   --------------------  -----------------------------  -----------------
Outstanding at January 1, 2001     540,000   4,725,720   $8.40 - 14.73   $2.50 - 9.50   $  10.04   $ 3.66
  Granted                              -     2,110,000         -          1.88 - 7.50        -       7.25
  Exercised                            -        (7,520)        -              2.50           -       2.50
  Canceled or expired                  -    (2,129,900)        -          2.50 - 9.50        -       7.37
                                   --------------------
Outstanding at December 31, 2001   540,000   4,698,300    8.40 - 14.73    1.88 - 8.50      10.04     4.89
  Granted                              -       130,000         -          1.71 - 2.36        -       1.77
  Exercised                            -         -             -               -             -        -
  Canceled or expired             (140,000)   (279,300)      14.73        1.74 - 8.50      14.73     4.66
                                   --------------------
Outstanding at June 30, 2002       400,000   4,549,000   $    8.40       $1.44 - 7.50   $   8.40   $ 4.81
                                   ====================
Exercisable at June 30, 2002       400,000   4,369,000   $    8.40       $1.88 - 7.50   $   8.40   $ 4.83
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

                    FLANDERS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note E. Subsequent Events

New Financing

At June 30, 2002, we had a $30 million working capital credit facility from two banks, which expired August 30, 2002. At times during 2002 and 2001, including at June 30, 2002 and December 31, 2001, the Company was in violation of certain of financial loan covenants. This working capital credit facility was collateralized by the pledge of all common stock of the subsidiaries owned by the Company and other assets of the Company.

On October 17, 2002, we signed agreements for a new credit facility with a bank, which replaced and repaid our previous $30 million revolving credit facility, which was in default at the time. The new $40 million facility consists of a $7 million term loan and a $33 million revolving credit line, both of which expire on October 17, 2007. The term loan bears interest, at our option, at either (i) LIBOR plus between 2.5% and 3%, dependent on the Company's fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or Fleet's base rate, plus between 0.5% and 1%, dependent on the Company's fixed charge coverage during the prior twelve months. The $33 million revolving credit facility bears interest at 0.50% less than the term loan. Up to $11 million of the revolving credit facility may be used to issue letters of credit. The new facility is collateralized by substantially all of the Company's assets. The new line of credit agreement requires maintenance of certain financial ratios, and restricts capital expenditures, dividends and share repurchases.

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

Restatement:

In October 2002, the Company determined that the consolidated financial information for the quarters ended March 31, 2002 and June 30, 2002 contained errors which required restatement of previously reported financial information. During physical inventories, we discovered unit of measure inconsistencies and a data entry error at one plant which impacted prior periods, which resulted in the Company's inventories being overstated by $729,000 at June 30, 2002, and a reduction in net income of $153,000 and $377,000 for the three months and six months ended June 30, 2002, when compared to results previously reported. We implemented program changes and new internal controls to reduce the chance of this type of error recurring in the future, beginning in October 2002. Changes in current liabilities are due to changes in the Company's accrued income taxes resulting from the restatement of inventories.

The restated consolidated financial information for the quarter ended June 30, 2002 also includes changes to disclosures regarding the results of completion of the first step of the transitional impairment test required by Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets."

The effect of the restatements for the quarter ended March 31, 2002 is described in an amended filing on Form 10-Q/A for the respective periods.

The following is a summary of the effects of such restatements on the Company's consolidated financial statements as of June 30, 2002 and for the three months and six months ended June 30, 2002:


                                                  As Previously Reported   As Restated
                                                  ----------------------   -----------
                                                           $ (000's omitted)
Consolidated balance sheet data:
  Inventories                                         $  33,469             $  32,740
  Total current assets                                   77,187                76,458
  Total assets                                          183,333               182,604
  Total current liabilities                              59,567                59,216
  Total stockholders' equity                             98,731                98,354

Statement of earnings data for the
  three months ended June 30, 2002:
    Gross profit                                      $  11,500             $  11,239
    Operating income from continuing operations           3,924                 3,662
    Provision for income taxes                              982                   872
    Net earnings                                          1,461                 1,309
    Earnings per share
      Basic                                           $    0.06             $    0.05
      Diluted                                         $    0.06             $    0.05

Statement of earnings data for the six
  months ended June 30, 2002:
    Gross profit                                      $  20,681             $  19,952
    Operating income from continuing operations           6,122                 5,393
    Provision for income taxes                            1,540                 1,188
    Net earnings                                          2,160                 1,782
    Earnings per share
      Basic                                           $    0.08             $    0.07
      Diluted                                         $    0.08             $    0.07


Results of Operations for Three Months Ended June 30, 2002 Compared to June 30, 2001

The following table summarizes our results of operations as a percentage of net sales for the three months ended June 30, 2002 and 2001.

                                                         Three Months Ended
                                                              June 30,
                                             -----------------------------------------
                                                    2002                   2001
                                             -------------------   -------------------
                                                (as restated)
                                                        $ (000's omitted)

Net sales                                    $ 44,767    100.0%    $ 49,916    100.0%
Gross profit                                   11,239     25.1       10,122     20.3
Operating expenses                              7,576     16.9        8,685     17.4
Operating income from continuing operations     3,662      8.2        1,437      2.9
Provision for income taxes                        872      1.9          466      0.9
Earnings from continuing operations             1,309      2.9          546      1.1
Loss from discontinued operations                 -        -            (91)    (0.2)
Net earnings                                    1,309      2.9          456      0.9


Net sales: Net sales for the second quarter of 2002 decreased by $5,149,000, or 10.3%, to $44,767,000 from $49,916,000 for the second quarter of 2001. This decrease in net sales was due to the continuation of an unexpectedly soft market that began in the fourth quarter of 2001, primarily related to our West Coast operations, where sales were down dramatically.

Gross Profit: Gross profit for the second quarter of 2002 increased by $1,117,000, or 11.0%, to $11,239,000, which represented 25.1% of net sales, from
$10,122,000, which represented 20.3% of net sales, for the second quarter of 2001. The increase in gross profit percentage was principally attributable to price increases, the elimination of unprofitable accounts, and increases in operating efficiency in manufacturing operations, including labor force reductions.

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

Provision for income taxes: Our income tax provision for the second quarter of 2002 and 2001 consisted of a blended state and federal tax rate, excluding nondeductible expenses such as amortization of goodwill of approximately $200,000 during the second quarter of 2001, of approximately 40% of earnings from continuing operations before income taxes.

Results of Operations for Six Months Ended June 30, 2002 Compared to June 30,
2001

The following table summarizes our results of operations as a percentage of net sales for the six months ended June 30, 2002 and 2001.

                                                          Six Months Ended
                                                              June 30,
                                             -----------------------------------------
                                                    2002                   2001
                                             -------------------   -------------------
                                                (as restated)
                                                        $ (000's omitted)

Net sales                                    $ 87,221    100.0%    $ 97,006    100.0%
Gross profit                                   19,952     22.9       21,499     22.2
Operating expenses                             14,559     16.7       18,199     18.8
Operating income from continuing operations     5,393      6.2        3,299      3.4
Provision for income taxes                      1,188      1.4        1,201      1.2
Earnings from continuing operations             1,782      2.0        1,427      1.5
Loss from discontinued operations                 -        -           (212)    (0.2)
Net earnings                                    1,782      2.0        1,214      1.3



Net sales: Net sales for the first half of 2002 decreased by $9,785,000, or 10.1%, to $87,221,000 from $97,006,000 for the first half of 2001. This decrease in net sales was due to the continuation of an unexpectedly soft market that began in the fourth quarter of 2001.

Gross Profit: Gross profit for the first half of 2002 decreased by $1,547,000, or 7.2%, to $19,952,000, which represented 22.9% of net sales, from $21,499,000, which represented 22.2% of net sales, for the first half of 2001. The increase in gross profit percentage was principally attributable to price increases, the elimination of unprofitable accounts, and increases in operating efficiency in manufacturing operations, including labor force reductions.

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

Provision for income taxes: Our income tax provision for the first half of 2002 and 2001 consisted of a blended state and federal tax rate, excluding nondeductible expenses such as amortization of goodwill of approximately $400,000 during the first half of 2001, of approximately 40% of earnings from continuing operations before income taxes.

Liquidity and Capital Resources

Our working capital was approximately $17,242,000 at June 30, 2002, compared to approximately $14,603,000 at December 31, 2001. This includes cash and cash equivalents of $3,119,000, at June 30, 2002 and $3,878,000 at December 31, 2001.

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

Our continuing operations generated $2,276,000 and $319,000 of cash during the second quarters of 2002 and 2001, respectively. Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first quarter and first part of the second quarter. Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash than earnings before taxes, depreciation and amortization, during our first and second quarters because of increases in inventory and trade accounts receivable. Our financing activities used $590,000 of cash during the second quarter of 2002, primarily consisting of payments on debt. Our investing activities consumed $1,531,000 of cash during the second quarter of 2002, primarily used to purchase property and equipment.

We currently have a $30 million working capital credit facility from two banks, which expires August 30, 2002. As of June 30, 2002, we had used approximately $29.3 million of the $30 million working capital facility. The working capital credit facility bears interest at LIBOR, which was 2.25% at June 30, 2002, plus 3.5%. At times during 2002 and 2001, including at June 30, 2002 and December 31, 2001, the Company was in violation of certain of financial loan covenants. The working capital credit facility is collateralized by the pledge of all common stock of the subsidiaries owned by the Company and other assets of the Company.

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

Dated this 19th day of November, 2002.


                                        FLANDERS CORPORATION



                                            /s/ Robert R. Amerson
                                        By:___________________________________
                                        Robert R. Amerson
                                        President, Chief Executive Officer and
                                        Director


                                            /s/ Steven K. Clark
                                        By:___________________________________
                                        Steven K. Clark
                                        Chief Operating Officer, Vice
                                        President/Chief Financial Officer,
                                        Principal Accounting Officer and
                                        Director

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

Date: November 19th, 2002.

                                       /s/ Steven K. Clark
                                       _______________________________________
                                       Steven K. Clark
                                       Chief Financial Officer