Form 10-K
FLANDERS CORP
filed 2003-03-28
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                                                        (Mark One)

                                                        [X]

                                                      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                           For the year ended December 31, 2002

or

                                                        [   ]

                                                      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                                         For the transition period from ___________________ to ____________________

                                         Commission File Number 0-27958

                           FLANDERS CORPORATION

                                      (Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	13-3368271 (IRS Employer ID Number)
2399 26th Avenue North, St. Petersburg, FL (Address of principal executive offices)	33734 (Zip Code)

                                                      Registrant’s telephone number, including area code:  (727) 822-4411

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

YES _X__

NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES___

NO   X

As of March 26, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately

$26.3 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES___

NO   X

As of March 26, 2003, the number of shares outstanding of the registrant’s common stock was 26,033,153 shares.

Documents incorporated into this report on Form 10-K by reference: None.

FLANDERS CORPORATION AND SUBSIDIARIES

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2002

TABLE OF CONTENTS

PART I

Item 1.

Business

Item 2.

Properties

Item 3.

Legal Proceedings

Item 4.

Submission of Matters to a Vote of Security Holders

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

Item 6.

Selected Financial Data

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Item 8.

Financial Statements and Supplementary Data

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.

Directors and Executive Officers of the Registrant

Item 11.

Executive Compensation

Item 12.

Security Ownership of Certain Beneficial Owners and Management

Item 13.

Certain Relationships and Related Transactions

Item 14.

Controls and Procedures

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

F-2

Report of Former Independent Certified Public Accountants

F-3

Consolidated Balance Sheets

F-4

Consolidated Statements of Operations

F-5

Consolidated Statements of Stockholders’ Equity

F-7

Consolidated Statements of Cash Flows

F-8

Notes to Consolidated Financial Statements

F-10

Report of Former Independent Certified Public Accountants on Schedule

F-30

Financial Statement Schedule

F-31

PART I

Item 1.

Business

OVERVIEW

We design, manufacture and market air filters and related products, and are focused on providing complete environmental filtration systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors and pharmaceuticals. Currently, we believe, based on available trade and industry data, that we are one of the largest domestic manufacturers of air filters, which are utilized by many industries, including those associated with commercial and residential heating, ventilation and air conditioning systems (commonly known as “HVAC” systems), semiconductor manufacturing, ultra-pure materials, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. We also design and manufacture much of our own production equipment to automate our processes in order to decrease labor costs associated with our standard products. We also produce glass-based air filter media for many of our products.  Our customers include Abbott Laboratories, The Home Depot, Inc., Motorola, Inc., Merck & Co., Inc., Upjohn Co., Wal-Mart Stores, Inc., Westinghouse Electric Corp., and several large computer chip manufacturers.

The vast majority of our current revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

GENERAL DEVELOPMENT OF BUSINESS

Flanders Corporation was originally incorporated on July 2, 1986 in the State of Nevada, but is currently incorporated in the State of North Carolina.  Our principal executive offices are currently located at 2399 26th Avenue North, St. Petersburg, FL 33734.  The Company’s Internet website address is www.flanderscorp.com.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments thereto, are available free of charge on the Company’s website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This annual report, including all documents incorporated herein by reference, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “anticipate” or similar expressions.  These forward-looking statements are based largely on the current expectations of management and are subject to a number of risks and uncertainties.  Actual results could differ materially from these forward-looking statements.  In addition to the other risks described in the “Factors That May Affect Future Results” discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this annual report, important factors to consider in evaluating such forward-looking statements include risks associated with demand for our products, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology.  In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.

STRATEGY

We have embarked on a program to increase earnings, and hence shareholder value, by improving our operating efficiency.  We are seeking to grow at rates in excess of our market’s general rate of growth, primarily through the introduction of qualitatively superior new products to our major marketplaces, primarily through existing customers.

INTRODUCE NEW PRODUCTS

In the last three years, we have focused our development efforts on products which address the actual technical requirements of maintaining clean air to promote health.  Maintaining ultra-clean air in residential and commercial settings requires continuous and complete replacement of “used” air contaminated by contact with hair, skin, carpet, solvents, cigarette smoke and other common particle sources with air filtered through a combination of pre-filters, High Efficiency Particulate Air (commonly called “HEPA”) filtration, and odor removal, as well as controlling all air inlets.  This typically requires upgraded and augmented blowers for central or zoned HVAC systems necessary to push air through more effective filters, additional filtration placed at building air inlets, and enough additional HVAC capacity to generate “over-pressure” so that the majority of air leaks push clean air out, rather than allow dirty air inside.

We have also been able to provide an upgrade path for government buildings, large commercial office buildings and other public venues wishing to utilize HEPA filtration as part of a program to “harden” buildings against bioterrorist attacks.

Most currently available air filters for commercial, industrial and residential use are primarily useful for protecting motors, coils and other mechanical components from airborne grease condensation and other contaminants which reduce the life and energy-efficiency of the HVAC equipment, and have little or no effect on reducing airborne contamination which is harmful to humans.  In fact, standard pleated filters, even those with “high-MIRV” ratings, offer no appreciable benefit in terms of better air quality for the inhabitants than the cheapest spun-glass filters.  These pleated filters are accompanied by increased heating and cooling costs caused by the decreased amount of air flowing through the system, and decreased efficiency, which may be accompanied by more frequent equipment breakdowns as equipment is stressed by attempting to push higher volumes of air through “tighter” filters.  Our new products are designed to offer end-users substantial and measurable benefits to health and productivity through substantially cleaner air, and are properly engineered to reduce detrimental effects on equipment life.

Co-branding with major name-brands. During the past four years, we have developed and co-marketed products which utilize, and are branded with, Church and Dwight’s Arm&Hammer® products, and Lysol™. We believe the brand-name recognition associated with these products will enable us to gain entrance with major retailers who are not currently our customers or to increase the number of our products carried by current customers who only carry portions of our product line.  We will continue to look for appropriately branded technologies which might produce similarly beneficial products and branding opportunities.

Complete and Market Security Products for Government Buildings and Commercial Office Buildings.  In 2001, we adapted our containment control technology to be used in “hardening” government facilities, large commercial office buildings and public venues against anthrax attacks and other bioterrorist incidents.  While these systems do not offer complete protection against bioterrorist attacks, any credible multi-layered defense requires HEPA filtration and related technologies, adapted to the unique requirements of these facilities.  Marketing for these products will include analysis and diagnosis services offered through our IAQ (Indoor Air Quality) Diagnosis Group, adapted sales literature, technical seminars and electronic multimedia presentations.

Comprehensive Indoor Air Cleaners for Residences.  We are completing the development of two lines of high-capacity indoor air cleaners intended for residential use, with an eye toward a large-scale roll-out in late 2003 or 2004.  For the past two years, we have engaged in limited-scale testing of these products in residential and industrial settings. Airia Portable Room Air Cleaners are stand-alone units which deliver ultra-clean air to a specific area of a residence, and Airia Wholehouse Electronic Air Cleaners are in-duct units installed as an integral part of a home’s forced air heating and cooling systems which deliver ultra-clean air throughout an entire house.  The stand-alone units, to be offered through retailers and wholesale distributors, offer several advantages over competing units including:

•

High-speed blowers which reduce the problems experienced by competing models which recirculate already-clean air through a small volume of space, effectively providing clean air only to areas as small as two feet square;

•

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

Offer Indoor Air Quality Diagnosis and Remediation Services. We are establishing a new testing/engineering group specializing in monitoring air quality using automated real-time data collection techniques over a period of months, diagnosing any potential indoor air quality problems and suggesting remediation programs. These techniques have been developed and tested on a limited regional basis over the past five years. We believe we will be able to market this expertise to our existing industrial and commercial customers, and the filter sales and service companies which supply them, thus increasing our revenues by adding value-added consulting and monitoring services.

IMPROVE OPERATING EFFICIENCY

Centralize Overhead Functions. During 2002, we continued our ongoing programs to centralize functions and eliminate duplication of efforts between subsidiaries in the following areas: purchasing, production planning, shipping coordination, accounting and personnel management, risk management and benefit plan administration.

Complete Vertical and Systems Integration.  During the past five years, we have completed the development of numerous systems and products which were only partially completed when we acquired the companies which originally claimed to have developed them. These products include the efficient manufacture of spun-glass media for our low-end filters acquired with GFI, Inc., the automated machinery necessary for high-speed production of our pleated filters acquired with Precisionaire, and the mass-production processes for bonded carbon high-mass zero-density products. We also completed systems integration efforts which were only partially in-place when the companies were acquired, particularly including inventory shop-floor control, procurement oversight, and financial reporting systems at Precisionaire. We believe that complete dissemination and duplication of these products and systems throughout Flanders will result in further gains in operating efficiency and augment our bottom line.

Strategic Acquisitions. We continue to search for opportunities to acquire new businesses, although our criteria for evaluating these businesses has moved toward acquiring raw material suppliers, distributors and regional resellers, and away from acquiring competing air filter manufacturers.  We are looking for potential acquisitions with the following characteristics:  (i) dominant positions in local or regional markets, (ii) a stable customer base distinct from our existing customers, and (iii) a history of consistent and healthy earnings.  Acquiring resellers and distributors with these characteristics allows us to increase operating margins by removing at least one layer of “middlemen,” and their compounding mark-ups and commissions from the sales and distribution process, allowing us to earn higher margins while maintaining competitive pricing with end users. At the present time, we do not have any binding agreements with respect to future acquisitions.

Optimization of Mature Products.  Now that we have completed the rationalization and consolidation of our product lines, we should be able to stabilize designs and complete efficiency studies on our manufacturing processes and supply chains, which should enable us to duplicate our most successful processes across all plants.

INCREASE MARKET SHARE

Use Strategically Located Facilities Throughout the United States to Increase Market Share. Through acquisition and the establishment of new plants, we have placed facilities within one day’s over-the-road shipping of most major population centers in the United States.  We believe this ability to regionalize production and distribution has improved our business in several ways:  (i) decrease cost of products to customers by reducing the average distance between our plants and both our customers and our major raw materials suppliers, hence decreasing freight expenses; (ii) increase responsiveness by decreasing the average time required to ship products to customers; and (iii) increase our share of national accounts’ total business by having manufacturing facilities in closer proximity to customers’ regional distribution centers.  The ability to service all major population centers with regional manufacturing centers is critical for our business, allowing us to compete on price against less broadly based competitors without sacrificing margins as well as the ability to respond more rapidly than most of our competition.

Continued Emphasis on Quality and Performance.  A continued emphasis on product quality and on-time shipments has allowed us to capture market share in serving several industries in recent years.

Utilize High Efficency Production and Logistics Systems to Dominate Niche Markets.  During the past several years we have invested heavily in upgrading our production facilities, scheduling capacity, and logistics management capabilities.  We intend to continue using these advantages to capture market share in niche markets with specialized products tailored to their exact requirements.  Many end users with specialized air filtration needs are currently “making do” with standard products.  It has been our experience that minor changes made to our standard products to meet specialized requirements may offer significant operational savings to these end users, although the actual filters cost more.

AIR FILTER MARKET BACKGROUND

The air filtration market is mature, with market growth driven by a gradual trend toward higher efficiency filters for residential, commercial and industrial applications.

According to the McIlvaine Company, a leading industry analyst, concerns about anthrax and other harmful microbes will accelerate this trend over the next five years as commercial buildings in large U.S. cities upgrade their ventilation systems to install more efficient filters.  They forecast that the world market for air filters will grow to approximately $5 billion in 2005, up from $3.5 billion in 2000, with the United States being the largest market for air filters.  Other growth drivers include an increasing propensity towards using higher-performance filters in commercial and residential spaces instead of current low-efficiency models, and the use of HEPA filters in new applications.

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

•

Commercial and Residential HVAC Systems. Replacement filters are an essential requirement for the efficient operation of commercial and residential HVAC systems.

•

Residential air cleaners.  Stand-alone air cleaners which produce ultra-clean air in a defined area are also gaining in popularity among allergy sufferers and asthmatics, although follow-up sales of replacement filtration cartridges have been limited.

•

General Industrial. Air filters are used in standard industrial settings to provide cleaner work environments; for example, auto makers use air filtration systems to remove “oil mist” contaminants from the air in their plants, and industrial paint booth users utilize air filtration to remove paint particles from the air.

•

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

•

Pharmaceuticals. Pharmaceutical companies are increasingly using cleanrooms to prevent cross-contamination between different products and different lots of the same product being manufactured at the same facility. The increasing use of cultured microbes for drug production is also expected to increase demand for high-end containment environments.

•

Biotechnology. Containment systems for the manipulation of viruses and bacteria using genetic engineering techniques are critical to the biotechnology industry.

•

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

Security Initiatives to Counter Terrorist Threats. According to the McIlvaine Company, initiatives to “harden” buildings against bioterrorist attacks and other security initiatives will result in many governmental and commercial facilities upgrading their HVAC systems to incorporate HEPA filters and other types of upgraded air control systems. We have seen orders increase substantially in this area over the past year.

Weak Economy and Semiconductor Downturn.  Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during 2003, with most analysts pushing recovery for this sector out to at least 2004.  The current weak economy is also having a dampening effect on sales of all of our products.

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

Lack of Legitimate Competing Products.  We believe there is an increase in public and regulatory frustration with spurious and misleading claims made by certain manufacturers in the air filtration industry.  This trend is evidenced by recent rulings by the Federal Trade Commission disallowing claims of “cleaning the air in an entire room” made by several manufacturers of “area HEPA filtration systems” as well as medical benefits claimed by manufacturers of “passive electrostatic” washable synthetic filters.

Hazardous Working Environments. Several studies recognize that air quality in working facilities has an impact upon human health. OSHA regulations, in particular, have made IAQ a consideration in a wide variety of industries, ranging from those industries using spray-paint booths to those using automobile assembly lines.

Sick Building Syndrome. Sick Building Syndrome, which is characterized by lethargy, frequent headaches, eye irritation and fatigue, has recently been shown to be a valid concern, and is a major design consideration in new and renovated commercial and industrial buildings. The identification of “sick” buildings, and solutions for mitigation, involve complex issues which need to be examined on a case-by-case basis by qualified engineers; solutions typically include improving the HVAC and filtration systems of the affected buildings.

MARKETING

Much of our marketing effort consists of personal visits to customers and distributors through an extensive tiered network of contract salespeople.  Periodic visits are enhanced by mass mailings announcing new products, participation in trade shows for exposure and lead generation, technical articles and advertisements in trade periodicals, and newly redesigned catalogs containing all Flanders products.  During 2000, we restructured and unified all of our product offerings, so that each subsidiary no longer generates its own marketing literature.  During 2001, we continued this idea by forming groups focused on: foremarket sales, generally consisting of sales of products for new or upgraded facilities; retail sales, generally consisting of sales through retailers for use in residences and small businesses; air filter sales and service, generally consisting of sales to air filter service companies who maintain industrial and commercial HVAC systems; and after-market sales, generally consisting of sales to wholesalers and distributors for use by industrial end users.

Besides developing new sales leads and contacts, we are also focused on increasing the effectiveness of our existing distributors and contract salesmen, by allowing them to offer our products as a complete “single-source” for air filtration products.

PRODUCTS

We design, manufacture and market a broad range of air filters and related products, including:

•

Residential heating and air conditioning filters, typically sold through retailers under the Flanders~Precisionaire brand name.

•

Residential air cleaners, developed in 2000, which offer a range of different filtration types ranging from single-room HEPA units which clean the air in a room to near-cleanroom levels to in-duct electrostatic precipitators which remove large quantities of airborne contaminants from entire residences without negatively impacting the efficiency of HVAC systems.

•

Industrial specialty filters which fall under specifications which are categorized by efficiency ratings established by ASHRAE, used in a wide variety of industries, including paint facilities, automobile factories, chemical treatment plants, mushroom farms, coal mines, oil refineries and power plants.

•

Commercial and industrial filters for use in office and general manufacturing environments, typically sold through wholesalers and distributors.

•

High Efficiency Particulate Air (HEPA) filters (at least 99.97% efficient) in various grades, for use in semiconductor facilities, nuclear containment vessels, disease containment facilities, and other critical applications.

•

Absolute Isolation Barriers which are customized stand-alone units, typically manufactured of stainless steel, used in various industries which require absolute control over contaminants, atmospheric composition and containment.

•

Carbon filters, both in bonded panels and activated charcoal beds, used to remove gaseous contaminants, odors and toxic chemical vapors in various commercial and industrial applications.

•

Specialized air filter housings, for use in multi-stage filtration applications.

•

Other related products, including ductwork and equipment cleaning chemicals, custom air handlers and specialized filter housings.

•

Paintbooth filters for any booth on the market.

MANUFACTURING

We manufacture air filters, housings, Absolute Isolation Barriers and related equipment at several facilities in the United States and Mexico, which range in size from 18,000 square feet to approximately 400,000 square feet.  The major plants are:

•

Nine separate manufacturing and warehousing facilities located in Washington, North Carolina; Bartow, Florida; Terrell, Texas; Salt Lake City, Utah; Momence, Illinois; Smithfield, North Carolina; Tijuana, Mexico; Stafford, Texas; and Auburn, Pennsylvania, produce a broad range of HEPA, commercial, residential and industrial filters.

•

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

Our manufacturing operations are subject to periodic inspection by regulatory authorities. Because of the nature of some of our products, these agencies include the Department of Energy and other agencies responsible for overseeing sensitive technologies. One of the considerations in deciding which types of products each facility will manufacture is the segregation of highly-regulated products to a minimal number of facilities to reduce the overhead associated with regulatory monitoring and compliance.

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

COMPETITION

The air filtration market is fragmented and highly competitive. There are many companies which compete in our market areas. We believe that the principal competitive factors in the air filtration business include product performance, name recognition, price, product knowledge, reputation, customized design, timely delivery and product maintenance. We believe that we compete favorably in all of these categories.  Competitors include successful companies with resources, assets, financial strength and market share which may be greater than ours. Major competitors include American Air Filter International, Farr Company, HEPA Corporation, Purolator Products Air Filtration Company, Donaldson Company, Inc. and Clark Corporation.

PATENTS, TRADEMARKS AND LICENSES

The Company and its subsidiaries currently hold twenty-seven (27) patents relating to filtration technology including patents relating to HEPA filters and fabrication methods, filter leak testing methods, filter assembly, laminar flow cleanrooms, components of isolation barriers, and the baking soda impregnation method used in the manufacture of the Arm & Hammer infused Filters.

In addition, the Company maintains twenty-seven (27) trademark registrations including the following: PRECISIONAIRE, EZ FLOW, SMILIE, AIRVELOPE, CHANNEL-CEIL, PUREFORM, ECONO-CELL, GAS-PAK, PUREFRAME, DIMPLE PLEAT, BLU-JEL, VLSI, KWIK KUT, SUPER-FLOW, FLANDERS, NATURALAIRE, FILTERSCENTS, AIRPURE, PURESEAL, TRI-BOND, FLANDERS ABSOLUTE ISOLATION, FLANDERS/CSC, TECH-SORB, NATURALAIRE FILTER FRANGRANCE, AIRIA, and BECAUSE WE KNOW AIR FORWARDS AND BACKWARDS.  The Company also has applied for federal trademark protection for the SWISSAIRE™ mark for its new paintbooth product line.  Although management believes that the patents and trademarks associated with our various product lines and subsidiaries are valuable, we do not consider any of them to be essential to our business.

The Company currently holds a license for the intellectual property mark of Arm&Hammer from Church & Dwight Company for use on our baking soda infused product line. The Company is party to a royalty agreement with Church & Dwight for the use of said mark which management believes to be a reasonable and necessary agreement that is in the best interest of the Company. We also hold a license with Reckitt Benckiser, Inc. for the license of the intellectual property mark of Lysol™ for use in labeling a new product line of antimicrobial filters targeted for introduction during first quarter of 2003.

We currently license some of our products to foreign specialty HVAC and ASHRAE filter manufacturers who produce products under their own name and with their own identifying labels.

CUSTOMERS

We are not dependent upon any single customer. One customer, Wal-Mart Stores, Inc., accounted for 13%, 8% and 9% of net sales during 2002, 2001 and 2000, respectively.  The Home Depot, Inc., accounted for 15%, 16% and 13% of net sales during 2002, 2001 and 2000, respectively.  No other single customer accounted for 10% or more of net sales during the past three years. Other significant customers include Abbott Laboratories, Motorola, Inc., Intel Corporation, Merck & Co., Inc., Upjohn Co., Westinghouse Electric Corp., and several U.S. government agencies.

BACKLOG

We had approximately $12.2 million of firm backlog on December 31, 2002, compared to $15.5 million on December 31, 2001. Firm backlog includes orders received and not yet begun and the unfinished, unbilled portion of special orders. Orders are typically not cancelable without penalty, except for certain stable filter supply contracts to nuclear facilities operated by the United States government. Backlog varies from week to week, based on the timing and mix of orders received. The difference in backlog between December 31, 2002 and 2001 is not considered to be meaningful, and is within the normal range of week-to-week variation. All backlog at December 31, 2002, is expected to be shipped by the end of the second quarter of 2003.

EMPLOYEES

The Company employed 2,136 full-time employees on December 31, 2002; 1,504 in manufacturing, 51 in development and technical staff, 30 in sales and marketing, and the remaining 551 in support staff and administration. The Company believes that its relationship with its employees is satisfactory.

GOVERNMENT REGULATION

Specifically, although we believe our operations are in material compliance with applicable environmental laws and regulations, risks of significant costs and liabilities are inherent in manufacturing operations, and we cannot assure you that significant costs and liabilities will not be incurred.  Moreover, it is possible that other developments, such an increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.  We believe that changes in environmental laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the near term.

We are also subject to the requirements of OSHA and comparable state statutes.  We believe we are in material compliance with OSHA and state requirements, including general industries standards, recordkeeping requirements and monitoring of occupational exposures.  In general, we expect to increase our expenditures to comply with stricter industry and regulatory safety standards such as those described above.  Although such expenditures cannot be accurately estimated at this time, we do not believe that they will have future material adverse effect on our financial position, results of operations or cash flows.

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

EXPORT SALES

We sell products for and to end users outside of the United States through domestic specialty cleanroom contractors. These sales are counted as domestic sales.  We also sell products through foreign distributors, primarily in Europe, and through Flanders International, Ltd., a wholly-owned subsidiary located in Singapore which sells to customers in the Pacific Rim.  Sales through foreign distributors and Flanders International amounted to less than 5% of net sales for each of the last three fiscal years.  Assets held outside the United States are negligible.

Item 2.

Properties

The following table lists our principal facilities.  Management believes that these properties are adequate for its current operational needs, but we may at some point relocate, reorganize or consolidate various facilities for reasons of operating efficiencies, or may open new plants to take advantage of perceived new economic opportunities.  We are of the opinion that all properties are well maintained and appropriately insured.

Principal Facility	Location	Approximate Floor Space (sq. ft.)	Monthly Payment (in 000s)	Lease/Type
Manufacturing and office facility	Washington, North Carolina	251,000	N/A	Owned
Manufacturing, service and office facility	Bath, North Carolina	44,000	N/A	Owned
Manufacturing plant	Bartow, Florida	175,000	N/A	Owned
Warehouse	Bartow, Florida	60,000	$16	Leased
Manufacturing plant	Terrell, Texas	168,000	$24	Owned[1]
Manufacturing plant	Auburn, Pennsylvania	91,000	$6	Owned[2]
Office space and headquarters	St. Petersburg, Florida	18,000	N/A	Owned
Manufacturing plant	Momence, Illinois	210,000	$373	Owned[3]
Sales office and warehouse	Singapore	10,000	$2	Leased
Manufacturing plant	Smithfield, North Carolina	400,000	$6	Owned[4]
Manufacturing and office facility	Stafford, Texas	18,000	N/A	Owned

Manufacturing plant	Salt Lake City, Utah	170,000	N/A	Owned
Manufacturing plant	Smithfield, North Carolina	399,000	$28	Leased[5]
Manufacturing plant and office facility	San Diego, California	97,000	$47	Leased
Manufacturing plant	Tijuana, Mexico	118,000	$44	Leased

   1.   Property is encumbered by a mortgage with monthly payments.
   2.   Property is encumbered by a mortgage with monthly payments.
   3.   Property is pledged as security for an Economic Development Revenue Bond with a face value of $6,000,000. The obligation is paid quarterly by paying a portion of  principal and interest on the entire amount. The payment above is for the entire fourth quarter of 2002.
   4.  This property is used as security for two Industrial Revenue Bonds with face value totaling $8,500,000. Monthly payments are for interest only on the bonds, and vary from month to month based on the interest rate during the period.
   5.  This building is owned by a Limited Liability Company consisting of two of the Companys officers and directors.

Item 3.

Legal Proceedings

We have sued Conap (U.S. District Court for the Eastern District of North Carolina, Case No. 4-99-CV-93-H(3)), a supplier of urethane sealant used in some of our HEPA filtration products, for supplying a sealant which did not meet specifications for use in semiconductor facilities.  The amount and probability of any settlement or award is unknown at this time.

We are involved in a dispute with a benefit plan administrator (U.S. District Court, Middle District of Florida, Tampa Division, Case No. CIV 1971-T-17-F, Liberty Mutual v. Flanders Corporation et al).  Liberty Mutual was the Workers’ Compensation administrator and stop-loss insurer for some of the Company’s subsidiaries.  They have alleged that they are entitled to be reimbursed for certain costs incurred in administering various insurance claims. We have counter-sued, claiming that Liberty Mutual was negligent in its duties as administrator of our claims, that it made payments on our behalf which were specifically disallowed, that they refused to follow instructions given to them by us, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence.  In addition, we claimed Liberty Mutual charged certain administrative fees over and above the actual costs incurred. The amount and probability of any settlement or award related to this litigation is unknown at this time.  Among the issues being considered is the matter of currently unresolved workers’ compensation claims whose estimate of potential loss may change as a result of this litigation.  While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company’s actual liability will not exceed its current estimate.  Accordingly, these matters, if resolved in a manner different from management’s estimate, could have a material effect on the operating results or cash flows in the future.

Additionally, from time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings are material to our business, operations or financial condition.

In the opinion of the Company, although the outcome of any legal proceeding cannot be predicted with certainty, the ultimate liability of the Company in connection with currently known legal proceedings will not have a material adverse effect on the Company’s overall financial position, but could be material to the results of operations for a particular period in the future.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 20, 2002. During the meeting, holders of 21,491,547 shares, representing eighty-three percent (83%) of the 26,033,153 shares outstanding on the record date, attended either in person or by proxy. Holders of 20,534,260 shares (approximately 96% of those shares present) cast votes for the election of members to the Board of Directors for Robert R. Amerson, Steven K. Clark, D. Michael Steele, Andrew Stallman, and Peter Fredericks. Holders of 467,102 shares chose to withhold their votes for directors.  As a result of the meeting, Messrs. Amerson, Clark, Steele, Stallman, and Fredericks were elected for an additional one-year term as directors.

PART II

Item 5.

Market for Registrant’s Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

The Company’s common stock is listed on the Nasdaq National Market System under the symbol “FLDR.” The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock as reported by the Nasdaq National Market System.  Such quotations do not include retail mark-ups, mark-downs, or other fees or commissions.

	High	Low
2002
Fourth Quarter ended December 31, 2002	$ 1.88	$ 1.42
Third Quarter ended September 30, 2002	$ 1.88	$ 1.45
Second Quarter ended June 30, 2002	$ 2.03	$ 1.44
First Quarter ended March 31, 2002	$ 2.49	$ 1.70

2001
Fourth Quarter ended December 31, 2001	$ 2.72	$ 1.56
Third Quarter ended September 30, 2001	$ 2.45	$ 1.61
Second Quarter ended June 30, 2001	$ 2.15	$ 1.16
First Quarter ended March 31, 2001	$ 3.69	$ 1.30

2000
Fourth Quarter ended December 31, 2000	$ 2.59	$ 1.38
Third Quarter ended September 30, 2000	$ 3.69	$ 1.63
Second Quarter ended June 30, 2000	$ 4.13	$ 1.31
First Quarter ended March 31, 2000	$ 4.13	$ 2.56

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance
Long Term Incentive plan approved by Security holders	349,000	$3.61	1,638,000
Long Term Incentive plan not approved by Security holders			
Directors and Officers plan approved by Security holders	250,000	$2.61	250,000
Directors and Officers plan not approved by Security holders			
Other equity compensation plan approved by Security holders	4,000,000	$5.00	
Other equity compensation plan not approved by Security holders			

APPROXIMATE NUMBER OF EQUITY SECURITYHOLDERS

On March 26, 2003, Flanders’ common stock closed at $1.93. As of March 26, 2003, there were approximately 200 holders of record of the Company’s common stock.  The Company estimates there are approximately 6 beneficial owners (holders of more than 5% of the common stock) of the Company’s common stock.

DIVIDENDS

We have not declared or paid cash dividends on our common stock.  Currently, we intend to retain any future earnings, except those used to repurchase stock, to finance the growth and development of the business, therefore we do not anticipate paying cash dividends in the foreseeable future. In the future, the Board of Directors may decide to change this policy, based upon its evaluation of our earnings, financial position, capital requirements and any factors the Board of Directors may consider to be relevant.  Under the terms of our revolving credit line we cannot pay dividends without the prior written consent of the bank. The Company also has an active stock repurchase program subject to restriction under the Company’s line of credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements - Note G.”

SALES OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during 2002, 2001 or 2000.

Item 6.

Selected Financial Data

The following financial data is derived from and should be read in conjunction with, the “Consolidated Financial Statements” and notes thereto.  Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED HISTORICAL OPERATIONS DATA  (In thousands, except per share data)

	Year Ended December 31,
	2002	2001	2000	1999	1998
Net sales	$ 184,211	$ 189,077	$ 194,072	$ 171,392	$ 154,765
Gross profit	40,821	39,782	36,917	43,975	37,660
Operating expenses	29,591	36,311	40,733	33,802	28,108
Operating income (loss) from continuing operations	11,230	3,471	(3,816)	10,172	9,551
Earnings (loss) from continuing operations before income taxes	7,740	1,489	(6,940)	10,174	10,991
Provision (benefit) for income taxes	3,001	930	(2,443)	4,671	4,450
Earnings (loss) from continuing operations	4,739	559	(4,497)	5,503	6,541
Loss from discontinued operations	—	(175)	(2,702)	(2,686)	(1,253)
Cumulative effect of accounting change	(27,681)	—	—	—	—
Net earnings (loss)	$ (22,942)	$ 384	$ (7,199)	$ 2,817	$ 5,289
Earnings (loss) per share from continuing operations
Basic	$ 0.18	$ 0.02	$ (0.18)	$ 0.22	$ 0.26
Diluted	$ 0.18	$ 0.02	$ (0.18)	$ 0.21	$ 0.24
Net earnings (loss) per share
Basic	$ (.88)	$ 0.01	$ (0.28)	$ 0.11	$ 0.21
Diluted	$ (.88)	$ 0.01	$ (0.28)	$ 0.11	$ 0.20
Weighted average common shares outstanding
Basic	26,033	26,036	25,298	25,344	25,134
Diluted	26,033	26,038	25,298	26,525	27,107

SELECTED HISTORICAL BALANCE SHEET DATA (In thousands)

	December 31,
	2002	2001	2000	1999	1998
Working capital	$ 41,389	$ 14,603	$ 13,644	$ 45,421	$ 47,972
Total assets	141,671	180,255	180,222	165,642	167,780
Long-term obligations[1]	35,475	52,045	49,370	32,328	31,406
Total shareholders’ equity	72,928	96,879	98,151	107,817	109,603

____________________

1

Long-term obligations include long-term notes payable, long-term debt, including current maturities, convertible debt, and committed capital.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 6 – Selected Financial Data” and our “Consolidated Financial Statements,” all included elsewhere herein. The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors, including but not limited to those discussed below under “Factors That May Affect Future Results” could cause actual results to differ materially from those contained in these forward-looking statements.

OVERVIEW

Flanders is a full-range air filtration product company engaged in designing, manufacturing and marketing air filtration products and certain related products and services.  Our focus has evolved from expansion through acquisition to increasing the quality and efficiency of our high-volume replacement filtration products, and using these benefits to compete more effectively in the marketplace.  We also design and manufacture much of our own production equipment as well as glass-based media for many of our air filtration products.

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

Estimates of our insurance costs are developed by management’s evaluation of the likelihood and probable amount of potential claims based on historical experience and evaluation of each claim.  Changes in the key assumptions may occur in the future, which would result in changes to related insurance costs.

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the Company’s carrying amount is greater than the fair value.  The Company adopted the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) as of January 1, 2002.  In accordance with SFAS 142, the Company examined goodwill for impairment and determined that the Company’s carrying amount exceeded the fair value.

During the fourth quarter of 2002, the Company completed its transitional impairment analysis.  An independent third party performed valuations of the Company.  The third party performing the valuation concluded, based on various methodologies, that the fair value of the Company exceeded its carrying value, and thus, there was no goodwill impairment.  In addition, the Company’s independent certifying accountants, in accordance with SAS 73 (Using the Work of a Specialist), evaluated the professional qualifications of the third party evaluator, gained an understanding of the work performed, which included an understanding of the specialist’s work, methods, and assumptions used and made appropriate tests of data provided to the specialists.  The independent certifying accountants concluded that the specialist’s findings were supported by the data provided.  However, according to SFAS 142, quoted market prices in active markets are the best evidence of fair value, and thus the Company, with the concurrence of the Company’s independent certifying accountants, concluded that the higher fair value, as determined by the third party valuation, is not sufficient to outweigh the presumption of fair value indicated by the quoted market price of the Company.  Accordingly, the Company determined that an impairment charge upon the adoption of SFAS 142 on January 1, 2002 is necessary.

The change in the carrying amount of goodwill and other intangibles (net of accumulated amortization) for the year ended December 31, 2002 is as follows:

Balance at December 31, 2001	$ 27,681
Transitional goodwill impairment loss	(26,933)
Transitional other intangible impairment loss	(748)
Total transitional impairment loss	(27,681)
Balance at December 31, 2002	$ —

Generally, sales are recognized when shipments are made to customers.  Rebates, allowances for damaged goods and other advertising and marketing program rebates are accrued pursuant to contractual provisions and included in accrued expenses.  An insignificant amount of our revenues fall under the percentage-of-completion method of accounting used for long-term contracts. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.  Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values.  Estimated losses are recorded when identified.

RESULTS OF OPERATIONS (thousands omitted, except per share amounts)

2002 Compared to 2001

The following table summarizes the Company’s results of operations as a percentage of net sales for 2002 and 2001.

	2002		2001
Net sales	$ 184,211	100.0%	$ 189,077	100.0%
Gross profit	40,821	22.2	39,782	21.0
Operating expenses	29,591	16.1	36,311	19.2
Operating income from continuing operations	11,230	6.1	3,471	1.8
Nonoperating income (expense) from continuing operations	(3,490)	(1.9)	(1,982)	(1.0)
Earnings (loss) from continuing operations before income taxes	7,740	4.2	1,489	0.8
Provision for income taxes	3,001	1.6	930	0.5
Earnings from continuing operations	4,739	2.6	559	0.3
Loss from discontinued operations	—	0.0	(175)	(0.1)
Cumulative effect of accounting change	(27,681)	(15.0)	—	0.0
Net earnings (loss)	$ (22,942)	(12.5)	$ 384	0.2

Net Sales: Net sales for 2002 decreased by $4,866 or 2.6%, to $184,211, from $189,077 for 2001.  The decrease in net sales was due to a general decrease in air filter sales across the industry which began in the fourth quarter of 2001 and the elimination of unprofitable product lines, partially balanced by our success in increasing our market share, particularly among national retailers.

Gross Profit:  Gross profit for 2002 increased $1,039, or 2.6%, to $40,821, which made up 22.2% of net sales, from $39,782 for 2001, which made up 21.0% of net sales.  The gross profit increase was principally attributable to:

•

Expanded facilities in Tijuana, which were brought fully online and stabilized during the first half of the year, resulting in savings in rent, taxes and labor-related costs.

•

Reductions in raw material expenses due to in-house production of spun-glass.

•

Reductions in direct labor force headcount.

Operating Expenses:  Operating expenses for 2002 decreased $6,720, or 18.5%, to $29,591, from $36,311 in 2001. The decrease in operating expenses was caused by a decrease of  $798 of amortization of goodwill expenses caused by our adoption of SFAS 142 effective January 1, 2002.  The remainder of this decrease was primarily attributable to reductions in administrative salaries, benefits of centralized shipping control, improved scheduling and renegotiated shipping terms.

Nonoperating income (expense) from continuing operations:  Nonoperating expenses from continuing operations increased approximately $1,508, or 76%, to a net expense of approximately $3,490 for 2002, compared to net expense of $1,982 in 2001. The increase was primarily an increase in interest expenses and fees associated with our former credit line with SunTrust Bank, N.A. See “Liquidity and Capital Resources” below.

Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of nondeductible expenses consisting primarily of amortization of goodwill of $798 in 2001, was approximately 39% and 39% for 2002 and 2001, respectively.

Earnings from Continuing Operations: Earnings from continuing operations for 2002 increased $4,180, to $4,739, or $0.18 per share, from $559, or $0.02 per share for 2001.  The increase in earnings is primarily attributable to realized production efficiency gains, administrative savings and reductions in salary expense.

2001 Compared to 2000

The following table summarizes the Company’s results of operations as a percentage of net sales for 2001 and 2000 (dollar amounts in thousands).

	2001		2000
Net sales	$ 189,077	100.0%	$ 194,072	100.0%
Gross profit	39,782	21.0	36,917	19.0
Operating expenses	36,311	19.2	40,733	21.0
Operating income (loss) from continuing operations	3,471	1.8	(3,816)	(2.0)
Nonoperating income (expense) from continuing operations	(1,982)	(1.0)	(3,124)	(1.6)
Earnings (loss) from continuing operations before income taxes	1,489	0.8	(6,940)	(3.6)
Provision (benefit) for income taxes	930	0.5	(2,443)	(1.3)
Earnings (loss) from continuing operations	559	0.3	(4,497)	(2.3)
Net earnings (loss)	$ 384	0.2	$ (7,199)	(3.7)

Net Sales: Net sales for 2001 decreased by $4,995 or 2.6%, to $189,077, from $194,072 for 2000.  The decrease in net sales was primarily due to a large and unexpected drop-off in orders in the fourth quarter of 2001, which resulted in revenues approximately $7.3 million lower than the fourth quarter of 2000, primarily in our replacement business for standard industrial and residential replacement filters, caused by a deferral of standard HVAC system maintenance by a large number of end users.  The shortfall did not appear to be caused by a loss of market share or loss of any significant number of customers.

Gross Profit:  Gross profit for 2001 increased $2,865, or 7.8%, to $39,782, which made up 21.0% of net sales, from $36,917 for 2000, which made up 19.0% of net sales.  Excluding approximately $7.9 million of one-time charges booked to cost of sales in 2000, consisting primarily of decreases in inventory valuations, increases in the allowance for doubtful accounts, and other charges for write-offs of previously capitalized costs and other miscellaneous items, gross profit for 2001 decreased by $5,034, approximately $4.0 million of which was due to the unexpected revenue shortfall in the fourth quarter of 2001.  The remainder of the decrease in gross profit was principally attributable to:

•

Expanded facilities in Tijuana, which were brought partially online during the first half of 2001, increased expenses associated with completing expansions, reorganizing production schedules, hiring and training additional laborers, and other inefficiencies typical of expanded manufacturing operations, including duplicate staffing at our San Diego and Nevada facilities.

•

Increased price competition for several major retail accounts.

•

Increased inbound freight costs for raw materials associated with fuel price increases and fuel surcharges.

Operating Expenses:  Operating expenses for 2001 decreased $4,422, or 10.9%, to $36,311, from $40,733 in 2000.  The decrease in operating expenses in 2001 was primarily attributable to reductions in administrative headcount of approximately 17%, and a 10% salary reduction instituted in the third quarter of 2001.

Nonoperating income (expense) from continuing operations:  Nonoperating expenses from continuing operations decreased approximately $1,142, to a net expense of approximately $1,982 for 2001, compared to net expense of $3,124 in 2000. Excluding a one-time charge in 2000 for the settlement of outstanding litigation with Intel of $1,500, nonoperating income (expense) from continuing operations decreased approximately $371.

Provision (Benefit) for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of nondeductible expenses consisting primarily of amortization of goodwill of approximately $800 per year, was approximately 39% and 40% for  2001 and 2000, respectively.

Earnings (loss) from Continuing Operations: Earnings (loss) from continuing operations for 2001 increased $5,056, to income of $559, or $0.02 per share, from a loss of $4,497, or ($0.18) per share for 2000.  The increase in earnings is primarily attributable to the benefits of administrative savings and reductions in salary expenses in 2001.

EFFECTS OF INFLATION

The Company’s business and operations have not been materially affected by inflation during the periods for which financial information is presented.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

Working capital was $41,389 at December 31, 2002, compared to $14,603 at December 31, 2001. This included cash and cash equivalents of $2,806 and $3,878 at December 31, 2002 and 2001, respectively. The primary reasons for the increase in working capital were (i) the movement of outstanding balances from our previous revolving credit line with SunTrust, which was classified as a current liability, to our new credit facility with Fleet Capital Corporation (see below); and (ii) cash flows from operations which were used to reduce debt by a net amount of approximately $17,780.

Trade receivables increased $4,035, or 13.5%, to $34,031 at December 31, 2002 from $29,996 at December 31, 2001. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months, was 70 days at December 31, 2002 and 64 days at December 31, 2001. These ratios for days sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.   The increase in accounts receivable at the end of 2002 is attributable to the increase in sales and related receivables from the Company’s two largest customers, whose receivables increased by $6,061. The Company regards credit risk associated with these customers as negligible.

Continuing operations generated $16,624 of cash in 2002, compared to $9,062 of cash in 2001. The difference in cash flows was primarily related to the difference in net earnings from continuing operations and reductions in inventory. Investing activities for continuing operations generated $84 of cash during 2002, compared to $8,115 consumed during 2001, consisting primarily of the purchase of property and equipment, balanced by the sale of assets, including the sale of direct sales offices in the Tidewater Group in 2002. Future capital expenditures are restricted under our new revolving credit facility with Fleet Capital to $2,500 per year. Financing activities for continuing operations consumed $17,780 of cash in 2002, consisting primarily of payments on long-term debt, compared to providing $1,773 of cash in 2001, primarily from advances on our revolving credit facility.

On October 17, 2002, we signed agreements for a new credit facility with Fleet Capital Corporation, which replaced and repaid our previous $30 million revolving credit facility. The new $40 million facility consists of a $7 million term loan and a $33 million revolving credit line, both of which expire on October 17, 2007. The term loan bears interest, at our option, at either (i) LIBOR plus between 2.5% and 3%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or Fleet’s base rate, plus between 0.5% and 1%, dependent on the Company’s fixed charge coverage during the prior twelve months. The $33 million revolving credit facility bears interest at 0.25% less than the term loan. Up to $11 million of the revolving credit facility may be used to issue letters of credit. The new facility is collateralized by substantially all of the Company’s assets. The new line of credit agreement requires maintenance of certain financial ratios, and restricts capital expenditures, dividends and share repurchases. Unless this credit facility is renewed, it will expire on October 17, 2007.  There are no prepayment penalties on any of the credit facilities with Fleet Capital Corporation.

In connection with the amended working capital credit facility and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, restricting capital expenditures to less than $2,500 per year, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio.

We believe that our cash on hand, cash generated by operations, and cash available from our existing credit facilities is sufficient to meet the capital demands of our current operations during the 2003 fiscal year.  Any major increases in sales, particularly in new products, may require substantial capital investment for the manufacture of filtration products. Failure to obtain sufficient capital could materially adversely impact our growth potential.

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000.  On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of March 26, 2003, approximately 575,000 shares had been repurchased in the open market under this authorization.

Outlook

We recently announced that we had adapted our biocontainment products for use as part of a system for hardening government buildings, commercial office complexes and public venues against airborne bioweapons such as anthrax and smallpox.  There is currently a significant amount of interest in these products, and major market analysts have indicated this will continue, but we do not know how reliable this expectation is, whether this interest will be sustained for a long period of time, or whether this interest will actually produce significant sales of these products beyond currently received orders.  Any significant trend towards hardening these types of facilities against airborne bioweapons could have a significant impact on our business.

During the past three years, we have captured additional market share among “big box” retailers like The Home Depot and WalMart, capitalizing on our ability to service national accounts from regional distribution centers and our improved on-time delivery performance. We anticipate additional market gains among these types of retailers during the next two years, and are introducing new products focused on their marketing and end-user requirements. Sales to these retail outlets, while seasonal, also tend to follow progress in the overall economy. Additional gains in market share in this segment may not have a significant impact on revenues without some recovery in the overall U.S. economy. Additionally, significant revenue enhancement to these customers is largely dependent upon the success of the new products we are introducing to this marketplace.

During the past three years, we introduced air filtration products which use the Arm&Hammer® brand name. We have recently completed antimicrobial air filtration products using the Lysol™ brand name. These products are expected to contribute to our expansion in the retail marketplace, but the extent to which they will do so, and their impact on the bottom line, is currently indeterminable.

We are currently introducing new products for the retail marketplace: Airia indoor air cleaners; and WholeHouse residential air cleaning systems.  In contrast to our standard retail filters, the bulk of which sell for unit prices between $0.50 and $10, these new products will sell for substantially more (between $200 and $5,000, with replacement packs ranging from $3/mo. to $15/mo).  Since these are new products which are substantially different in features, appearance and performance from competing products, and because we have no actual market data on how successful they will be, we have no way of estimating their impact on the financial results of the Company.  Any sales of these units in significant quantities may require additional financial resources, either through equity or debt financing, to finance working capital requirements for production and sale of these products.  For example, placement of an initial stocking order of the lowest-priced unit by a national retailer with 5,000 locations would result in new sales in excess of $15 million, with commensurate working capital requirements.  At this point, we cannot estimate when or how much working capital may be required to finance these new products.

Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during 2003, with most analysts pushing recovery for this sector out to at least 2004.  The current weak economy is also expected to have a dampening effect on sales of air filtration products across all product lines and end-user categories.  As long as the current weakness in the economy continues, in individual market segments or the marketplace as a whole, our results will be negatively affected.

We have collected data that indicates that residential filter users replace their filters, on average, approximately once per year.  Manufacturers of residential furnace and air conditioning systems recommend that these filters be changed every month.  A minor trend toward increased maintenance of these residential heating and cooling systems could have a positive impact on our business.

Our most common products, in terms of both unit and dollar volume, are residential throw-away spun-glass filters, which usually sell for prices under $1.00.  Any increase in consumer concern regarding air pollution, airborne pollens, allergens, and other residential airborne contaminants could result in replacement of some of these products with higher value products.  Our higher value products include our NaturalAire higher-efficiency filters for residential use, and our Lysol™ and Arm&Hammer® co-branded products, with associated sales prices typically over $5.00 each.  Any such trend would have a beneficial effect on our business.  If our residential air cleaners are successful, we believe replacement filter sales, and the increased awareness of indoor air quality engendered by the simple presence of the air cleaners, will help to create and/or accelerate this trend.

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

Currently, the largest domestic market for air filtration products is for mid-range ASHRAE-rated products and HVAC systems, typically used in commercial and industrial buildings.  To date, our penetration of this market has been relatively small.  We believe our ability to offer a “one stop” supply of air filtration products to HVAC distributors and wholesalers may increase our share of this market.  We also believe that our recently developed modular air handlers and environmental tobacco smoke systems will enable us to expand sales to these customers.  We intend our new products to serve as high profile entrants with distributors and manufacturers’ representatives, who can then be motivated to carry our complete product line.

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions.  These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties.  Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed below under the heading “Factors That May Affect Future Results” as well as:

•

the shortage of reliable market data regarding the air filtration market,

•

changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations,

•

anticipated working capital or other cash requirements,

•

changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

•

product obsolescence due to the development of new technologies, and

•

various competitive factors that may prevent us from competing successfully in the marketplace.

In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this Form 10-K will in fact occur.

Factors That May Affect Future Results

Failure to Manage Future Growth Could Adversely Impact Our Business Due to the Strain on Our Management, Financial and Other Resources

If our business expands in the future, the additional growth will place burdens on management to manage such growth while maintaining profitability.  Our ability to compete effectively and manage future growth depends on our ability to:

•

recruit, train and manage our work force, particularly in the areas of corporate management, accounting, research and development and operations,

•

manage production and inventory levels to meet product demand,

•

manage and improve production quality,

•

expand both the range of customers and the geographic scope of our customer base, and

•

improve financial and management controls, reporting systems and procedures.

Any failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations.

Any Delay in Procuring Financing for New Products or Failure to Adequately Ramp-Up Production Capacity to Meet Demand Could Adversely Impact Our Business Due to Strain on Financial Resources.

During 2003 and 2004 we plan to introduce and mass market products which, if successful, may require additional financing and/or capital.  This financing may need to be available on short notice.  Any failure to obtain such financing, or delay in financing, could cause the failure of the new products due to inability to deliver on time, and could adversely impact relationships with current major accounts.  In addition, delays in an untried supply chain, new production chains, and other delays common to the launch of a new product line could also adversely impact the success of the products, as well as current relationships with major accounts.

Our Business May Suffer If Our Competitive Strategy is Not Successful

Our continued success depends on our ability to compete in an industry that is highly competitive.  This competition may increase as new competitors enter the market.  Several of our competitors may have longer operating histories and greater financial, marketing and other resources than we do.  Additionally, our competitors may introduce new products or enhancements to products that could cause a decline in sales or loss of market acceptance of our existing products.  Under our current competitive strategy, we endeavor to remain competitive by:

•

increasing our market share,

•

expanding our market through the introduction of new products which require periodic replacement, and

•

improving operating efficiencies.

Although our executive management team continues to review and monitor our strategic plans, we have no assurance that we will be able to follow our current strategy or that this strategy will be successful.

Our Market Share May Not Continue to Increase if We are Unable to Acquire Additional Synergistic Businesses

In the past several years we have significantly increased our market share by acquiring synergistic businesses. Although we intend to continue to increase our market share in this manner, we have no assurance that future acquisition opportunities will be available, and do not anticipate that future acquisitions will be of a size which would result in immediate significant increases in the size of our business.  Additionally, in the future we may not have access to the substantial debt or equity financing to finance potential acquisitions.  Moreover, these types of transactions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and other acquisition-related expenses, all of which could adversely affect our profitability or cash flows.  Our strategy of growth through acquisition also exposes us to the potential risks inherent in assessing the value, strengths, weaknesses, and potential profitability of acquisition candidates and in integrating the operations of acquired companies. We do not currently have any binding agreements with respect to future acquisitions.

Our Business May Suffer if Our Strategy to Increase the Size and Customer Base of the Air Filtration Market is Unsuccessful

We are developing new products as part of our strategy to increase the size and customer base of the air filtration market.  We have no assurance that this strategy will be successful.  We have no guarantee that any new products we develop will gain acceptance in the marketplace, or that these products will be successful.  Additionally, we have no assurance we will be able to recoup the expenditures associated with the development of these products.  To succeed in this area we must:

•

increase public awareness of the issues surrounding indoor air quality,

•

adequately address the unknown requirements of the potential customer base,

•

develop new products that are competitive in terms of price, performance and quality, and

•

avoid significant increases in current expenditure levels in development, marketing and consumer education.

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

Our Plan to Centralize Overhead Functions May Not Produce the Anticipated Benefits to Our Operating Results

We are currently completing the implementation of plans to centralize overhead functions and eliminate duplication of efforts between our subsidiaries in the following areas:

•

purchasing,

•

production planning,

•

shipping coordination,

•

marketing,

•

accounting,

•

personnel management,

•

risk management, and

•

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

Our Current Distribution Channels May be Unavailable if Our Manufacturers’ Representatives Decide to Work Primarily With One of Our Competitors

We provide our manufacturers’ representatives with the ability to offer a full product line of air filtration products to existing and new customers.  Some of our competitors offer similar arrangements.  We do not have exclusive relationships with most of our representatives.  Consequently, if our representatives decide to work primarily with one of our competitors, our current distribution channels, and hence, our sales, could be significantly reduced.

Management Controls a Significant Percentage of Our Stock

As of March 26, 2003, our directors and executive officers beneficially held approximately 42.9% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 4,599,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $7.50 per share. The majority of these options are currently exercisable.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

Our Shareholders May Not Realize Certain Opportunities Because of Our Charter Provisions and North Carolina Law

Our Articles of Incorporation and Bylaws contain provisions that are designed to provide our Board of Directors with time to consider whether a hostile takeover offer is in our best interest and the best interests of our shareholders.  These provisions may discourage potential acquisition proposals and could delay or prevent a change of control in our business.  Additionally, we are subject to the Control Shares Acquisition Act of the State of North Carolina.  This act provides that any person who acquires “control shares” of a publicly held North Carolina corporation will not have voting rights with respect to the acquired shares unless a majority of the disinterested shareholders of the corporation vote to grant such rights.  This could deprive shareholders of opportunities to realize takeover premiums for their shares or other advantages that large accumulations of stock would typically provide.

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

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk (dollar amounts in thousands)

We are exposed to various market risks, primarily changes in  interest rates.  Market risk is the potential loss arising from adverse change in market rates and prices, such as foreign currency exchange and interest rates.  For Flanders, these exposures are primarily related to changes in interest rates.  We do not hold any derivatives or other financial instruments for trading or speculative purposes.

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at December 31, 2002 was  $35,475.  Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2002.  Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments.  We have two interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds.  Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent.  This interest rate swap is accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax effected fair market value of the interest rate swap of $1,294 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

The Company’s financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. Risks due to changes in foreign currency exchange rates are negligible, as the preponderance of our foreign sales occur over short periods of time or are demarcated in U.S. dollars.

Item 8.

Financial Statements and Supplementary Data

Beginning at page F-1.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 9, 2002, the Audit Committee of Flanders Corporation (i) approved the engagement of Pender Newkirk & Company, CPAs, as the independent accountants for Flanders Corporation and (ii) accepted the resignation of Grant Thornton as such independent accountants.  The Company had been reviewing whether to continue the relationship with Grant Thornton, and by letter dated December 6, 2002 to the Company, Grant Thornton confirmed their resignation.

The accountants’ report of Grant Thornton on the consolidated financial statements of Flanders Corporation and subsidiaries as of and for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

The following matters represent disagreements required to be reported in accordance with Item 304 of Regulation S-K, all of which were resolved to Grant Thornton’s satisfaction:

In its letter sent to the audit committee of the Company in connection with the audit for the year ended December 31, 2000, Grant Thornton indicated that it disagreed with the Company’s levels of allowance for doubtful accounts and allowance for inventory.

Grant Thornton disagreed with the Company about whether or not their review of the financial information contained in the Form 10-Q for the quarter ended June 30, 2002 had been completed prior to the original filing of the Form 10-Q on August 19, 2002.

Grant Thornton disagreed with the Company over disclosures in the Company’s originally filed Form 10-Q for the quarter ended June 30, 2002, contained in Footnote A “Nature of Business and Interim Financial Statements” regarding the completion of the first step of the transitional impairment test required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

During the Company’s two most recent fiscal years and interim periods preceding resignation, Grant Thornton has not advised management or the Board of Directors of the Company of any issues regarding significant internal control matters, problems with management representations, requirements for expanded audit scope or information that materially impacts the fairness or reliability of the Company’s financial statements and, accordingly, there were no reportable events.

During the past two years, Pender Newkirk & Company has not advised the Company regarding any “reportable event” as defined in Item 304 (a)(1)(v) of Regulation S-K.

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

Name

Age

Title

Robert R. Amerson

52

President, Chief Executive Officer and Director

James L. “Buddy” Mercer

60

Vice President Operations

Steven K. Clark

50

Chief Operating Officer, Vice President Finance/Chief

Financial Officer and Director

Linda Palmatier

50

Vice President Retail Sales

Al Longton

37

Vice President Foremarket Sales and Engineering

David Aaronson

38

Vice President Filter Sales and Service

Peter Fredericks

45

Director

D. Michael Steele

48

Director

Andrew Stallman

45

Director

Robert R. Amerson.  Mr. Amerson has been President and Chief Executive Officer since 1988.  Mr. Amerson is also a Director, a position he has held since 1988.  He joined us in 1987 as Chief Financial Officer.  Mr. Amerson has a Bachelor of Science degree in Business Administration from Atlantic Christian College.

James L. “Buddy” Mercer. Mr. Mercer has been Vice President Operations for the Company since December 2001. He has direct responsibility for all plant manufacturing operations.  Prior to December 2001, beginning in 1998, he was a general manager for Precisionaire, a subsidiary of the company.  From 1967 through 1997, Mr. Mercer worked at Purolator Air Products, a competitor, working in several positions, up through plant manager.

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

Linda Palmatier. Ms. Palmatier has been Vice President of Retail Sales for the Company since October 2000.  From December 1998 to October 2000, Ms. Palmatier was the Company’s Director of Procurement.  From December 1996 through December 1998, she worked as a designer/sales representative for Com-Net Software Specialist and Signature Electronics.  From August 1995 through December 1996, she worked as Director of Merchandising for J. Bill Circuit, Inc., a contract manufacturer of electronics.  Ms. Palmatier holds a Bachelor of Science degree in business statistics from Virginia Commonwealth University and a Master of Science degree in humanities from the University of Richmond..

Al Longton.  Mr. Longton has been Vice President Foremarket Sales and Engineering since March 2001.  He has direct responsibility for sales and customer requirements for all foremarket products.  From January 2000 through March 2001, Mr. Longton was a Regional Sales Manager.  From October 1998 through January 2000, Mr. Longton was Product Manager over gas-phase filtration products for the Company.  From September 1994 through October 1998, Mr. Longton was Engineering Manager for Flanders Filters, Inc., a subsidiary of the Company.  Mr. Longton has a Bachelor of Science degreee, cum laude, in mechanical engineering from Northeastern University..

David Aaronson.  Mr. Aaronson has been Vice President Filter Sales and Service since December 2001.  He has direct responsibility for overseeing sales of filtration products to air filter sales and service accounts.  From August 2001 to December 2001, Mr. Aaronson was regional sales manager for the Company.  From 1989 through 2000, Mr. Aaronson was the general manager of the air filtration division of Jorban-Riscoe Associates, Inc., a manufacturers’ representative firm.  Mr. Aaronson graduated from the University of Kansas with a Bachelor of Arts in Business/Personnel Administration.

Peter Fredericks.  Mr. Fredericks has been a director since April 2002.  Mr. Fredericks is a private equity investor, and has been involved in business management, equity investment, and consulting since 1982.  Mr. Fredericks’ experience includes working as a strategy consultant with the Boston Consulting Group. Mr. Fredericks received his Bachelor of Arts degree in Economics with distinction from Stanford University, his  Masters in Business Administration from Harvard University, where he was a Baker Scholar, and his Ph.D. from the Vienna University of Economics and Business Administration.

D. Michael Steele.  Mr. Steele was elected as a Director in December 2002.  Mr. Steele is a partner in The Insurance Group, an insurance brokerage firm, and serves on the Board of Directors of the City of Greenville Airport Authority, the Pitt County North Carolina Special Olympics and the Pitt County Boys and Girls Club. Mr. Steele received his Bachelor of Science degree from Purdue University, and his Masters Degree from Bowling Green State University.

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

Item 11.

Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company’s Chief Executive Officer and to each of the Company’s other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 2002.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
				Other	Restricted	Securities Underlying
				Annual	Stock	Options/	LTIP
				Compen-	Award(s)	SARs	Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	sation ($)	($)	(#)	($)
Robert R. Amerson	2002[1]	$ 249,039	$ –	$ 1,231	$ –	–	$ –
President and CEO	2001	241,347	–	10,500	–	1,000,000	–
	2000	250,000	–	–	–	–	–
James L. “Buddy” Mercer	2002	112,608	–	–	–	–	–
Vice President Operations	2001	110,952	–	–	–	–	–
	2000	112,247	–	–	–	–	–
Steven K. Clark	2002[1]	249,519	–	1,348	–	–	–
Vice President Finance/CFO	2001	240,866	–	1,327	–	1,000,000	–
	2000	250,000	–	–	–	–	–

1

Mr. Amerson and Mr. Clark each had an annual salary of $250,000, plus a possible bonus each year, under their respective Employment Agreements, as amended.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth the aggregate number and value of stock options and SAR’s at year end by the Company’s Chief Executive Officer and by each of the Company’s other executive officers whose annual salary, bonus and other compensation exceeds $100,000.

	Shares		Number of Securities Underlying Unexercised	Value of Unexercised
	Acquired		Options/SARs at Fiscal	In-the-Money Options/
	On	Value	Year-End (#)	SARs at Fiscal Year-End
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Robert R. Amerson	–	$ –	2,000,000 / —	– / –
James L. “Buddy” Mercer	–	$ –	— / —	– / –
Steven K. Clark	–	$ –	2,000,000 / —	– / –

COMPENSATION OF DIRECTORS

Directors who are Company employees receive no additional or special remuneration for serving as directors.  The Company’s non-employee Directors are paid $500 plus out-of-pocket expenses for each meeting of the Board of Directors.  After being a Director for at least six months, each non-employee Director receives an automatic option to purchase 5,000 shares of the Company’s common stock on the first business day at the beginning of the following year. Each current non-employee Director  serving also received an option to purchase 50,000 shares of common stock upon their appointment to the Board.

EMPLOYMENT AGREEMENTS

Messrs. Amerson and Clark have employment agreements effective as of December 15, 1995 (“Employment Agreements”).  The Employment Agreements, as amended, provide for an annual base salary of $250,000 for both Mr. Amerson and Mr. Clark and terminate in 2010.  The Employment Agreements also provide that the executive shall be entitled to the following termination payments:  (i) 100% of his current base salary if the employment is terminated as a result of his death or disability; (ii) up to 200% of his current base salary if the employment is terminated by the Company for any reason other than death, disability or for cause, or (iii) up to 250% of the executive’s gross income during the year preceding his termination if the Employment Agreement is terminated by the executive for good reason or by the Company for any reason other than death, disability or cause and the termination occurs within two years after a change of control of the Company has occurred.

OTHER INFORMATION REGARDING THE BOARD OF DIRECTORS

Board Meetings and Committees

During 2002, the Board of Directors met five times and also executed various consent resolutions and written actions in lieu of meetings.  Additionally, all directors were present, either in person or by proxy, at the Annual Meeting of the Shareholders held in December of 2002.  Also during 2002, director J. Russell Flemming resigned for personal reasons based on a decrease in the time he had available to devote to his directorship.  Director D. Michael Steele was added to the Board of Directors in early November 2002 as an outside director to fill the vacancy.

The Board of Directors currently has an Audit Committee and a Compensation Committee.  The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent auditors, reviews and evaluates the Company’s internal audit and control functions, monitors transactions between the Company and its employees, officers and directors, and completes other functions as required by the Public Company Accounting Reform and Investor Protection Act (the “Sarbanes-Oxley Act”) passed in 2002.  The Compensation Committee administers the Company’s equity incentive plans and designates compensation levels for executive officers and directors of the Company.  The Audit Committee met four times during 2002.  The Compensation Committee met one time during 2002.

Currently, the Audit Committee consists of Messrs. Stallman, Fredericks, and Steele, with Mr. Stallman serving as Chair.  The Compensation Committee consists of the entire Board of Directors.

Long-Term Incentive Plan

During 1996, the Company adopted the Long Term Incentive Plan (LTI Plan) to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 1,987,000 shares of Common Stock reserved for award under the LTI Plan.  During 2002, 2001 and 2000, the Company awarded options to purchase 85,000, 50,000 and 12,000 shares of Common Stock under the LTI Plan, respectively.

The LTI Plan is administered by the Compensation Committee.  The Compensation Committee determines the total number and type of awards granted in any year, the number and selection of employees or consultants to receive awards, the number and type of awards granted to each grantee and the other terms and provisions of the awards, subject to the limitations set forth in the LTI Plan.

Stock Option Grants.  The Compensation Committee has the authority to select individuals who are to receive options under the LTI Plan and to specify the terms and conditions of each option so granted (incentive or nonqualified), the exercise price (which must be at least equal to the fair market value of the common stock on the date of grant with respect to incentive stock options), the vesting provisions and the option term.  Unless otherwise provided by the Compensation Committee, any option granted under the LTI Plan expires the earlier of five years from the date of grant or, three months after the optionee’s termination of service with the Company if the termination of employment is attributable to (i) disability, (ii) retirement, or (iii) any other reason, or 15 months after the optionee’s death.  As of March 26, 2003, there are 349,000 options outstanding under the LTI Plan.

Stock Appreciation Rights.  The Compensation Committee may grant SARs separately or in tandem with a stock option award.  A SAR is an incentive award that permits the holder to receive (per share covered thereby) an equal amount by which the fair market value of a share of common stock on the date of exercise exceeds the fair market value of such share on the date the SAR was granted.  Under the LTI Plan, the Company may pay such amount in cash, in common stock or a combination of both.  Unless otherwise provided by the Compensation Committee at the time of grant, the provisions of the LTI Plan relating to the termination of employment of a holder of a stock option will apply equally, to the extent applicable, to the holder of a SAR.  A SAR granted in tandem with a related option will generally have the same terms and provisions as the related option with respect to exercisability.  A SAR granted separately will have such terms as the Compensation Committee may determine, subject to the provisions of the LTI Plan.  As of March 26, 2003, no SARs are outstanding under the LTI Plan.

Performance Shares.  The Compensation Committee is authorized under the LTI Plan to grant performance shares to selected employees.  Performance shares are rights granted to employees to receive cash, stock, or other property, the payment of which is contingent upon achieving certain performance goals established by the Compensation Committee. As of March 26, 2003, no performance shares are outstanding under the LTI Plan.

Restricted Stock Awards.  The Compensation Committee is authorized under the LTI Plan to issue shares of restricted common stock to eligible participants on such terms and conditions and subject to such restrictions, if any, outstanding under the LTI Plan.  As of March 26, 2003, no restricted shares have been awarded under the LTI Plan.

Dividend Equivalents.  The Compensation Committee may also grant dividend equivalent rights to participants subject to such terms and conditions as may be selected by the Compensation Committee.  Dividend equivalent rights entitle the holder to receive payments equal to dividends with respect to all or a portion of the number of shares of stock subject to an option award or SARs, as determined by the Committee.  As of March 26, 2003, no dividend equivalents are outstanding under the LTI Plan.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of March 26, 2003.  Except as indicated in the following footnotes, each listed beneficial owner has sole voting and investment power over the shares of common stock held in their names.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)
Robert R. Amerson (2) 531 Flanders Filters Road Washington, NC 27889	7,624,370	27.20%
Steven K. Clark (3) 2399 26th Avenue North Saint Petersburg, Florida 33713	5,130,183	18.30%
Peter Fredericks(4)	54,300	*
Andrew Stallman(5)	66,500	*
D. Michael Steele(6)	54,000	*
James L. “Buddy” Mercer	–	*
Al Longton(7)	10,000	*
Linda Palmatier(8)	40,000	*
David Aaronson	--	*
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	2,111,300	8.11%
Becker Capital Management, Inc. 1211 SW 5th Avenue, Suite 2185 Portland, OR 97204	1,751,100	6.73%
Franklin Resources, Inc. 777 Marivers Island Blvd., 6th Fl. San Mateo, CA 94404	1,360,743	5.23%
Thomas T. Allan 3114 Barracks Road Charlottesville, VA 22901	1,590,232	6.11%
Officers and Directors as a Group(10persons) (2),(3),(4),(5),(6)(7),(8)	12,979,353	42.93%

*

Represents less than 1% of the total issued and outstanding shares of common stock.

(1)

Applicable percentage of ownership is based on 26,033,153 shares of common stock outstanding as of March 26, 2003, together with all applicable options for unissued securities for such shareholders exercisable within 60 days.  Shares of common stock subject to options exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)

Includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share and 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.  These options have been registered under the Securities Act pursuant to a Form S-8 and expire in 2010.

(3)

Includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share and 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.  These options have been registered under the Securities Act pursuant to a Form S-8 and expire in 2010.

(4)

Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $1.74 per share.

(5)

16,500 shares are owned by Investment Transactions, LLC, of which Mr. Stallman is a principal. Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $1.74 per share.

(6)

Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $1.70 per share.

(7)

Includes 2,500 shares which are subject to an option to purchase such shares from the Company at $7.125 per share, 2,500 shares which are subject to an option to purchase such shares from the Company at $3.938 per share, and 5,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share.

 (8)

Includes 20,000 shares which are subject to an option to purchase such shares from the Company at $1.50 per share and 20,000 shares which are subject to an option to purchase such shares from the Company at $1.71 per share.

Item 13.

Certain Relationships and Related Transactions (dollar amounts in thousands)

At December 31, 2002, Steven K. Clark owed the Company $3,782,007 of principal and $614,725 of accrued interest which he previously borrowed to make certain payments under an indemnity agreement he entered into with the Company, to exercise options and to purchase certain shares from Thomas T. Allan, a former officer and director. This debt is evidenced by a note which bears interest at LIBOR plus 1%, and is due in full on December 31, 2010, or on demand by the Company if he terminates employment and is secured by common stock.

At December 31, 2002, Robert R. Amerson owed the Company $1,967,449 of principal and $366,984 of accrued interest, which he previously borrowed, the majority of which was used to settle claims, to make certain payments under an indemnity agreement he entered into with the Company, to purchase certain shares from Thomas T. Allan, a former officer and director of the Company, and for other unspecified reasons. This debt is evidenced by a note which bears interest at LIBOR plus 1%, and is due in full on December 31, 2010, or on demand by the Company if he terminates employment and is secured by common stock.

The Company made payments totaling $1,666 and $1,104 in 2002 and 2001, respectively, to Superior Diecutting, Inc., a vendor supplying custom die cuts and inserts , both raw materials to the Company. Superior Diecutting, Inc. is partially owned by Robert R. Amerson and Steven K. Clark (twenty-five percent each) and is considered a Special-Purpose Entity and, as such, is included as part of these consolidated financial statements.  The assets of Superior Diecutting, Inc. are also pledged as collateral in the financing agreements with Fleet Capital Corporation.  At December 31, 2002, Superior Diecutting, Inc. owed the Company $3,071.

The Company made payments totaling $474 and $350 in 2002 and 2001, respectively, to Wal-Pat II, a real estate Limited Liability Company which leases property to the Company.  Wal-Pat II is owned by Robert R. Amerson and Steven K. Clark (fifty percent each).  At December 31, 2002, the Company owed a total of $0 to Wal-Pat II.

Item 14.

Controls and Procedures

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

In particular, we have evaluated our inventory accounting procedures and developed additional accounting control processes related to these transactions to ensure they are recorded timely and accurately in the financial statements. We have also developed and are currently implementing new processes and procedures to ensure that our reports under the Exchange Act are completed in a timely and accurate manner.

Code of Ethics for Senior Financial Officers

The “code of ethics” established by the Company for its Senior Financial Officers is required to be signed by each such officer, is maintained on file by the Company, and incorporates the following:

Senior Financial Officers hold an important and elevated role in corporate governance.  While members of the management team, they are uniquely capable and empowered to ensure that all stakeholder’s interests are appropriately balanced, protected and preserved.  This Code provides principles to which Flanders Corporation Officers are expected to adhere and advocate.  They embody rules regarding individual and peer responsibilities, as well as responsibilities to employers, the public and other stakeholders.  Our Senior Financial Officers agree by their signature below that they will:

1.

Act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

2.

Will make reasonable efforts to comply with rules and regulations of federal, state, provincial and local governments, and other appropriate private and public regulatory agencies as known to them and will make reasonable efforts to maintain or obtain a professional level of knowledge of applicable rules and regulations.

3.

Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one’s independent judgement to be subordinated.

4.

Respect the confidentiality of information acquired in the course of one’s work except when authorized or otherwise legally obligated to disclose.  Confidential information acquired in the course of one’s work will not be used for personal advantage.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on our behalf by the undersigned, thereunto duly authorized.

_____________________

/s/ Steven K. Clark

Chief Financial Officer

_____________________

/s/ Robert R. Amerson

Chief Executive Officer

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following constitutes a list of Financial Statements, Financial Statement Schedules and Exhibits used in this report.

(a)(1)

Financial Statements:  Financial Statements are included beginning at page F-1 as follows:

Report of Independent Certified Public Accountants

F-2

Report of Former Independent Certified Public Accountants

F-3

Consolidated Balance Sheets at December 31, 2002 and 2001

F-4

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

F-5

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2002, 2001 and 2000

F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

F-8

Notes to Consolidated Financial Statements

F-10

(a)(2)

Financial Statement Schedules

Report of Independent Certified Public Accountants on schedule

F-29

Report of Former Independent Certified Public Accountants on schedule

F-30

Schedule II.  Valuation and Qualifying Accounts

F-31

All schedules not listed have been omitted because they are not applicable or the information has been otherwise supplied in the Registrant’s financial statements and schedules.

(a)(3)

Exhibits:

                3.1        Articles of Incorporation for Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.

                3.2           Bylaws of Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.

10.1

Loan and Security Agreement, dated October 9, 2002, by and among Fleet Capital Corporation, Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc. and Flanders Realty Corp., filed with the Form 8-K/A dated October 21, 2002.

10.2

First Amendment to Loan and Security Agreement, dated October 18, 2002, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Fleet Capital Corporation, filed with the Form 8-K/A dated October 21, 2002.

10.3

Second Amendment to Loan and Security Agreement, dated November 19, 2002, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Fleet Capital Corporation, filed with the Form 8-K/A dated October 21, 2002.

10.4

Support Agreement and Guaranty dated October 18, 2002, between Fleet Capital Corporation and Steven K. Clark, filed with the Form 8-K/A dated October 21, 2002.

10.5

Support Agreement and Guaranty dated October 18, 2002, between Fleet Capital Corporation and Robert Amerson, filed with the Form 8-K/A dated October 21, 2002.

10.6

Continuing Guaranty Agreement dated October 18, 2002, between Fleet Capital Corporation and Superior Diecutting, Inc., filed with the Form 8-K/A dated October 21, 2002.

10.7

Amended and Restated Continuing Guaranty dated November 26, 2002, between Fleet Capital Corporation and Superior Diecutting, Inc., filed with the Form 8-K/A dated October 21, 2002.

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

10.20

Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

10.21

Amendment to Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.22

Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated November 7, 2001, filed with Form 10-K for December 31, 2001, incorporated herein by reference.

10.23

Stock Option Agreement between Flanders Corporation and Steven K. Clark dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

10.24

Amendment to Stock Option Agreement between Flanders Corporation and Steven K. Clark dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.25

Stock Option Agreement between Flanders Corporation and Steven K. Clark dated November 7, 2001, filed with Form 10-K dated December 31, 2001, incorporated by reference.

10.26

Note Agreement between Steven K. Clark and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.27

Note Agreement between Robert R. Amerson and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

21

Subsidiaries of the Registrant.

23.1

Consent of Pender Newkirk LLP for incorporation by reference of their report into Form S-8 filed on July 21, 1997, filed herewith.

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

99.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(a)

Reports on Form 8-K

(1)

Form 8-K dated October 22, 2002

(2)

Form 8-K/A dated November 6, 2002

(3)

Form 8-K dated December 13, 2002

(4)

Form 8-K/A dated December 30, 2002

(b)

Financial Statement Schedules:  See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 26th day of March, 2003.

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

Signature	Title	Date
/s/ Robert R. Amerson	President, Chief Executive Officer And Director
/s/ Steven K. Clark	Chief Operating Officer, Vice President Finance/Chief Financial Officer, Principal Accounting Officer and Director
/s/ Peter Fredericks	Director
/s/ D. Michael Steele	Director
/s/ Andrew Stallman	Director

CERTIFICATION PURSUANT TO RULE 13A-14

OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert R. Amerson, certify that:

1.

I have reviewed this annual report on Form 10-K of Flanders Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003.

/s/ _____________________________________

Robert R. Amerson

President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14

OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven K. Clark, certify that:

1.

I have reviewed this annual report on Form 10-K of Flanders Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)

presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003.

/s/ _____________________________________

Steven K. Clark

Chief Financial Officer

FLANDERS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2002, 2001 and 2000

Independent Auditors’ Report

Board of Directors

Flanders Corporation and Subsidiaries

St. Petersburg, Florida

We have audited the accompanying consolidated balance sheet of Flanders Corporation and Subsidiaries as of December 31, 2002 and related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the management of Flanders Corporation.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  These standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flanders Corporation and Subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

/s/ Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

March 14, 2003

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders

Flanders Corporation

We have audited the accompanying consolidated balance sheet of Flanders Corporation and Subsidiaries as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Flanders Corporation and Subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/S/ GRANT THORNTON LLP

Salt Lake City, Utah

March 15, 2002

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except per share data)

ASSETS	2002	2001
Current assets
Cash and cash equivalents	$ 2,806	$ 3,878
Receivables:
Trade, less allowance for doubtful accounts: 2002 $2,240; 2001 $1,532	34,031	29,996
Other	295	484
Inventories	27,128	31,391
Deferred taxes	1,793	1,995
Other current assets	1,290	4,634
Total current assets	67,343	72,378
Related party receivables	433	549
Property and equipment, net	70,407	76,280
Intangible assets, net	1,013	28,332
Other assets	2,475	2,716
	$ 141,671	$ 180,255
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 2,498	$ 32,600
Accounts payable	13,797	15,726
Accrued expenses	9,659	9,449
Total current liabilities	25,954	57,775
Long-term capital lease obligations, less current maturities	3,134	3,174
Long-term debt, less current maturities	29,843	16,271
Long-term liabilities, other	2,157	1,090
Deferred taxes	7,655	5,066
Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value, 10,000 shares authorized; none issued	–	–
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,033	26	26
Additional paid-in capital	90,331	90,331
Notes receivable – secured by common shares	(8,695)	(8,326)
Accumulated other comprehensive loss	(1,294)	(654)
Retained earnings	(7,440)	15,502
	72,928	96,879
	$ 141,671	$ 180,255

                    The accompanying notes are an integral part of these financial statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,

(In thousands, except per share data)

	2002	2001	2000
Net sales	$ 184,211	$ 189,077	$ 194,072
Cost of goods sold	143,390	149,295	157,155
Gross profit	40,821	39,782	36,917
Operating expenses	29,591	36,311	40,733
Operating income (loss) from continuing operations	11,230	3,471	(3,816)
Nonoperating income (expense) from continuing operations:
Other income (expense), net	1,272	1,929	(330)
Interest expense	(4,762)	(3,911)	(2,794)
	(3,490)	(1,982)	(3,124)
Earnings (loss) from continuing operations before income taxes	7,740	1,489	(6,940)
Provision (benefit) for income taxes	3,001	930	(2,443)
Earnings (loss) from continuing operations	4,739	559	(4,497)
Discontinued operations
Loss from operations of discontinued subsidiary (including tax benefit of $115 in 2001; $1,112 in 2000)	–	(175)	(1,820)
Loss on disposal of subsidiary (including tax benefit of $539 in 2000)	–	–	(882)
Loss from discontinued operations	–	(175)	(2,702)
Earnings (loss) before cumulative effect of a change in accounting principle	4,739	384	(7,199)
Cumulative effect of accounting change, net of tax	(27,681)	–	–
Net earnings (loss)	$ (22,942)	$ 384	$ (7,199)
Earnings (loss) per share from continuing operations
Basic	$ 0.18	$ 0.02	$ (0.18)
Diluted	$ 0.18	$ 0.02	$ (0.18)
Loss per share from discontinued operations
Basic	$ –	$ (0.01)	$ (0.11)
Diluted	$ –	$ (0.01)	$ (0.11)

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS — Continued

Year Ended December 31,

(In thousands, except per share data)

	2002	2001	2000
Loss per share from cumulative effect of accounting change
Basic	$ (1.06)	$ –	$ –
Diluted	$ (1.06)	$ –	$ –
Net earnings (loss) per share
Basic	$ (0.88)	$ 0.01	$ (0.28)
Diluted	$ (0.88)	$ 0.01	$ (0.28)
Weighted average common shares outstanding
Basic	26,033	26,036	25,298
Diluted	26,033	26,038	25,298

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2002, 2001 and 2000

(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Compre-hensive Loss	Retained Earnings	Total
Balance, January 1, 2000	$ 25	$ 91,798	$ (6,323)	$ –	$ 22,317	$ 107,817
Issuance of 2,300 shares of common stock upon exercise of options	2	2,298	(1,150)	–	–	1,150
Accrued interest on notes receivable secured by common shares	–	–	(418)	–	–	(418)
Cancellation of 150 shares related to unmet contingent conditions of acquisition	–	–	–	–	–	–
Purchase and retirement of 1,206 shares of common stock	(1)	(3,198)	–	–	–	(3,199)
Net loss	–	–	–	–	(7,199)	(7,199)
Balance, December 31, 2000	26	90,898	(7,891)	–	15,11 8	98,151
Accrued interest on notes receivable secured by common shares	–	–	(435)	–	–	(435)
Purchase and retirement of 354 shares of common stock	–	(586)	–	–	–	(586)
Issuance of 7 shares of common stock upon exercise of options	–	19	–	–	–	19
Comprehensive loss
Net earnings	–	–	–	–	384	384
Transition adjustment	–	–	–	(579)	–	(579)
Loss on cash flow hedges	–	–	–	(75)	–	(75)
Total comprehensive loss, net of tax						(270)
Balance, December 31, 2001	26	90,331	(8,326)	(654)	15,502	96,879
Accrued interest on notes receivable secured by common shares	–	–	(369)	–	–	(369)
Comprehensive loss
Net loss	–	–	–	–	(22,942)	(22,942)
Loss on cash flow hedges	–	–	–	(640)	–	(640)
Total comprehensive loss, net of tax						(23,582)
Balance, December 31, 2002	$ 26	$ 90,331	$ (8,695)	$ (1,294)	$ (7,440)	$ 72,928

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

(In thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Earnings (loss) from continuing operations	$ 4,739	$ 559	$ (4,497)
Adjustments to reconcile earnings (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	7,477	8,051	8,536
Provision for doubtful accounts	1,048	398	1,489
Allowance for obsolete inventory	425	(236)	1,198
Loss on sale of property and equipment	382	–	–
Gain on sale of assets	(286)	–	–
Deferred taxes	3,219	94	(579)
Accrued interest on notes receivable secured by common shares	(369)	(435)	(61)
Change in working capital components:
Receivables	(4,894)	3,088	(5,947)
Inventories	3,274	(2,856)	(3,422)
Other current assets	893	(117)	200
Accounts payable	(1,929)	(4,541)	4,282
Accrued expenses	209	3,449	2,036
Income taxes (net)	2,436	1,608	(3,778)
Net cash provided by (used in) operating activities of continuing operations	16,624	9,062	(543)
Net cash used in operating activities of discontinued operations	–	(175)	(339)
Net cash provided by (used in) operating activities	16,624	8,887	(882)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,636)	(8,106)	(8,839)
Proceeds from sale of property and equipment	1,656	–	–
Proceeds from sale of assets	1,498	–	–
Proceeds from (disbursements on) notes receivables	117	218	(634)
Increase in other assets	449	(227)	(186)
Net cash provided by (used in) investing activities of continuing operations	84	(8,115)	(9,659)
Net cash provided by (used in) investing activities of discontinued operations	–	–	(77)
Net cash provided by (used in) investing activities	84	(8,115)	(9,736)

- Continued -

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

Years Ended December 31,

(In thousands)

	2002	2001	2000
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from revolving credit agreement	(20,525)	3,621	14,637
Proceeds from long-term borrowings	9,500	–	3,902
Principal payments on long-term borrowings	(5,727)	(1,262)	(5,275)
Purchase and retirement of common stock	–	(586)	(3,199)
Payment of debt issuance costs	(1,028)	–	–
Proceeds from exercise of options and warrants	–	–	1,150
Net cash provided by (used in) financing activities of continuing operations	(17,780)	1,773	11,215
Net cash used in financing activities of discontinued operations	–	–	(88)
Net cash provided by (used in) financing activities	(17,780)	1,773	11,127
Net increase (decrease) in cash and cash equivalents	(1,072)	2,545	509
CASH AND CASH EQUIVALENTS
Beginning of year	3,878	1,333	824
End of year	$ 2,806	$ 3,878	$ 1,333

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of $72, $135 and $246 interest capitalized to property and equipment for 2002, 2001 and 2000, respectively:
Continuing operations	$ 4,767	$ 3,836	$ 2,440
Discontinued operations	$ –	$ –	$ 13
Income taxes paid /(received)	$ (2,654)	$ 182	$ 422
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Cumulative effect of accounting change, net of taxes	$ (27,681)	$ –	$ –
Issuance of 7 and 1,150 shares of common stock upon exercise of options in exchange for notes receivable in 2001 and 2000	$ –	$ 19	$ 1,150
Sale of assets in exchange for notes receivable	$ 400	$ –	$ –
Capital lease obligation incurred for property and equipment	$ 181	$ 315	$ 3,700

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note A.

Nature of Business and Summary of Significant Accounting Policies

The nature of the business and a summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

1.

Nature of business

The Company designs, manufactures and sells air filters and related products.  It is focused on providing complete environmental filtration systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors and pharmaceuticals. The Company also designs and manufactures much of its own production equipment to automate processes to decrease labor costs associated with its standard products. The Company also produces glass-based air filter media for many of its products.   The vast majority of the Company’s current revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

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

2.

Principles of consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Superior Diecutting, Inc. of which 50% is owned by two officers and directors and 50% is owned by other shareholders unrelated to the Company or any of its officers and directors.

3.

Significant customers

Net sales for the years ended December 31, 2002, 2001 and 2000 included sales to the following major customers, together with the receivables due from those customers:

	Amount of Net Sales			Trade Receivable Balance As of December 31,
	2002	2001	2000	2002	2001
Customer A	$ 24,478	$ 15,498	$ 16,527	$ 2,825	$ 1,084
Customer B	$ 27,579	$ 29,618	$ 24,773	$ 9,102	$ 4,782

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

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note A.

Nature of Business and Summary of Significant Accounting Policies — Continued

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

6.

Fair value of financial instruments

The carrying amount of cash equivalents, trade receivables and trade payables approximates fair value at December 31, 2002 and 2001 because of the short maturity of these instruments.  Based on the borrowing rates currently available to the Company for bank loans with similar maturities and similar collateral requirements, the fair value of notes payable and long-term debt approximates the carrying amounts at December 31, 2002 and 2001.

7.

Inventories

Inventories are valued at lower of cost (first-in, first-out method) or market.

8.

Comprehensive income

FAS 130, “Reporting Comprehensive Income,” requires disclosure of comprehensive income in addition to the existing income statement.  Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

9.

Derivative financial instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133.”  SFAS 133 and SFAS 138 established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.  The cumulative effect of the adoption of SFAS 133 and SFAS 138, as of January 1, 2001 resulted in a $579 increase in accumulated other comprehensive loss , a $386 decrease in deferred tax liability and an increase in long-term liabilities - other of $965, and had no impact on net earnings.

The Company has only limited involvement with derivative financial instruments.  The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds.  Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent.  This interest rate swap is accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. The tax effected fair market value of the interest rate swap of $1,294 is included in accumulated other comprehensive loss at December 31, 2002.  The interest rate swap contracts expire in 2013 and 2015.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note A.

Nature of Business and Summary of Significant Accounting Policies — Continued

10.

Goodwill

As of January 1, 2002, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Thus, effective January 1, 2002, the Company has ceased amortization of goodwill, including goodwill recorded in past business combinations.  The Company does not have any intangible assets with indefinite lives other than goodwill.

SFAS 142 requires that goodwill be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount.  Such testing requires, as an initial step, that each of the Company’s reporting units, as defined in SFAS 142, be identified and that the Company’s assets and liabilities, including the existing goodwill and intangible assets, be assigned to those reporting units.  The Company has determined it has only one reporting unit.

During the fourth quarter of 2002, the Company completed its transitional impairment analysis.  An independent third party performed valuations of the Company.  The third party performing the valuation concluded, based on various methodologies, that the fair value of the Company exceeded its carrying value, and thus, there was no goodwill impairment.  In addition, the Company’s independent certifying accountants, in accordance with SAS 73 (Using the Work of a Specialist), evaluated the professional qualifications of the third party evaluator, gained an understanding of the work performed, which included an understanding of the specialist’s work, methods, and assumptions used and made appropriate tests of data provided to the specialists.  The independent certifying accountants concluded that the specialist’s findings were supported by the data provided.  However, according to SFAS 142, quoted market prices in active markets are the best evidence of fair value, and thus the Company, with the concurrence of the Company’s independent certifying accountants, concluded that the higher fair value, as determined by the third party valuation, is not sufficient to outweigh the presumption of fair value indicated by the quoted market price of the Company.  Accordingly, the Company determined that an impairment charge upon the adoption of SFAS 142 on January 1, 2002 is necessary.

The change in the carrying amount of goodwill and other intangibles (net of accumulated amortization) for the year ended December 31, 2002 is as follows:

Balance at December 31, 2001	$ 27,681
Transitional goodwill impairment loss	(26,933)
Transitional other intangible impairment loss	(748)
Total transitional impairment loss	(27,681)
Balance at December 31, 2002	$

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note A.

Nature of Business and Summary of Significant Accounting Policies — Continued

10.

Goodwill – Continued

The following table reconciles the Company’s net earnings for the past three years, adjusted to exclude goodwill amortization pursuant to SFAS 142 from amounts previously reported:

	2002	2001	2000
Net earnings (loss)
Reported net earnings (loss)	$ (22,942)	$ 384	$ (7,199)
Add back: Goodwill amortization	—	798	783
Adjusted net earnings (loss)	$ (22,942)	$ 1,182	$ (6,416)

Earnings (Loss) per share – basic
Reported earnings (loss) per share	$ (.88)	$ 0.01	$ (0.28)
Goodwill amortization	—	0.03	0.03
Adjusted earnings (loss) per share	$ (.88)	$ 0.04	$ (0.25)

Earnings (Loss) per share - diluted
Reported earnings (loss) per share	$ (.88)	$ 0.01	$ (0.28)
Goodwill amortization	—	0.03	0.03
Adjusted earnings (loss) per share	$ (.88)	$ 0.04	$ (0.25)

11.

Trademarks and trade names

Trademarks and trade names are being amortized on a straight line basis over 17 years.  At each balance sheet date, the Company evaluates the value of trademarks and trade names for impairment.  Based upon its most recent analysis, the Company believes that no impairment of trademarks and trade names exists at December 31, 2002.

12.

Property and equipment

Property and equipment are stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.  Amortization of property and equipment held under capital leases is included in depreciation expense.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2002.   In the fourth quarter of 2001, the Company changed its estimate of remaining useful life of certain machinery and equipment from ten to fifteen years.  The Company made these changes to better reflect the estimated periods during which such assets will remain in service.  The net effect during the fourth quarter of 2001 was to de crease depreciation expenses by approximately $224.

13.

Debt issuance costs

The costs related to the issuance of debt are capitalized and amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method.

Note A.

Nature of Business and Summary of Significant Accounting Policies — Continued

14.

Revenue recognition

Generally, sales are recognized when shipments are made to customers.  Rebates, allowances for damaged goods and other advertising and marketing program rebates are accrued pursuant to contractual provisions and included in accrued expenses.  An insignificant amount of our revenues fall under the percentage-of-completion method of accounting used for long-term contracts. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.  Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values.  Estimated losses are recorded when identified.

15.

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

16.

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

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

17.

Stock Options

At December 31, 2002, the Company has three stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	2002	2001	2000
Net earnings (loss), as reported	$ (22,942)	$ 384	$ (7,199)

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(149)	(1,802)

Pro forma net earnings (loss)	$ (23,091)	$ (1,418)	$ (7,199)

Basic earnings (loss) per share:
As reported	$ (.88)	$ .01	$ (.28)
Pro forma	$ (.89)	$ (.05)	$ (.28)

Diluted earnings (loss) per share
As reported	$ (.88)	$ .01	$ (.28)
Pro forma	$ (.89)	$ (.05)	$ (.28)

18.

Outbound shipping expenses

Outbound shipping expenses are included in “operating expenses,” not in “cost of goods sold.”

19.

Advertising

The costs of advertising are expensed as incurred.

20.

Reclassifications

Certain account balances for 2001 and 2000 have been reclassified with no effect on net earnings or retained earnings to be consistent with the classification adopted for the year ended December 31, 2002.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note A.

Nature of Business and Summary of Significant Accounting Policies — Continued

21.

Impact of Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligations” which is effective for fiscal years beginning after June 15, 2002. The Company will adopt SFAS 143 effective January 1, 2003. Management does not expect the adoption of SFAS 143 to have a material impact on the Company’s financial statements and results of operations.

In August 2001, the Financial Accounting Standards Board issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  The Company has adopted SFAS 144 effective January 1, 2002.  The adoption of SFAS 144 did not have a material impact on the Company’s financial statements and results of operations.

In June 2002, the Financial Accounting Standards Board issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  SFAS 146 provides direction for accounting and disclosure regarding specific costs related to an exit or disposal activity.  These include, but are not limited to, costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement.  The Company is required to adopt SFAS 146 for any disposal activities initiated after December 31, 2002.  Management does not expect the adoption of SFAS 146 to have a material impact on the Company’s financial statements and results of operations.

In December 2002, the Financial Accounting Standards Board issued SFAS 148, “Accounting for Stock Based Compensation—Transition and Disclosure—an Amendment of SFAS 123” (SFAS 148). SFAS 148 provides additional transition guidance for those entities that elect to voluntarily adopt the provisions of SFAS 123. Furthermore, SFAS 148 mandates new disclosures in both interim and year-end financial statements within the Company’s Significant Accounting Policies footnote. The Company is currently reviewing the impact of SFAS 148 on its financial statements.  Management does not expect the adoption of SFAS 148 to have a material impact on the Company’s financial statements and results of operations.

Note B.

Inventories

Inventories consist of the following at December 31:

	2002	2001
Finished goods	$ 13,579	$ 14,531
Work in progress	1,954	3,287
Raw materials	12,710	14,723
	28,243	32,541
Less allowances	1,115	1,150
	$ 27,128	$ 31,391

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note C.

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

In December 1999, the Company adopted a formal plan to close Airseal West, a wholly owned subsidiary, and sell its various assets and product lines to unrelated third parties.  The closure was completed in the first quarter of 2001.  During the year ended December 31, 2000, approximately $3,000 of fixed assets and inventory were transferred between other subsidiaries, with other assets remaining held for sale.  The closure was completed in the first quarter of 2001, although various assets, consisting primarily of non-filtration inventories, manufacturing equipment, designs and intellectual properties, were not sold until later in the year.

Operating results of Airseal West including net sales of Airseal West are shown separately in the accompanying statement of operations and are combined into the heading, “Loss from operations of discontinued subsidiary.” Net sales of Airseal West for 2002, 2001 and 2000 were approximately $0, $68 and $1,710, respectively.

Note D.

Other Assets

Other assets consist of the following at December 31:

	2002	2001
Real estate held for sale	$ 56	$ 56
Notes receivable	1,188	893
Deposits	171	503
Deferred expenses, net of accumulated amortization of $0 at 12/31/2002 and $400 at 12/31/2001	1,054	1,210
All other	6	54
	$ 2,475	$ 2,716

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note E.

Intangible Assets

Intangible assets consist of the following at December 31:

	2002	2001
Goodwill, net of accumulated amortization of $3,354 in 2001	$ –	$ 27,612
Trademarks and tradenames, net of accumulated amortization of $484 in 2002 and $317 in 2001	1,013	720
	$ 1,013	$ 28,332

Changes in the carrying amount of goodwill during 2002 are summarized in the following table:

Balance, January 1, 2002	$27,612
Transitional impairment of goodwill	(26,933)
Disposal of goodwill related to asset sale (net)	(679)

Balance, December 31, 2002	$–

Note F.

Property and Equipment

Property and equipment and estimated useful lives consist of the following at December 31:

			Estimated
	2002	2001	Useful Lives
Land	$ 3,823	$ 3,823	–
Buildings	35,309	38,277	15-40 years
Machinery and equipment	56,881	54,624	5 -15 years
Office equipment	9,115	8,670	5-7 years
Vehicles	1,097	1,486	5 years
Construction in progress	4,446	2,915	–
	110,671	109,795
Less accumulated depreciation	40,264	33,515
	$ 70,407	$ 76,280

Total depreciation expense charged to operations totaled $7,376, $7,063 and $7,612 for 2002, 2001 and 2000, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note G.

Pledged Assets and Debt

A summary of the Company’s debt, and collateral pledged thereon, consists of the following at December 31:

	2002	2001
Long-term debt:
LIBOR (1.4% at December 31, 2002) plus 1.75 to 2.25% revolving line of credit; interest rate dependent on fixed charge coverage*.	$ 7,454	$ —
Lower of prime or LIBOR plus defined percentage line of credit agreements.	—	29,628
LIBOR plus 2.5 to 3.0% term note agreement; interest rate dependent on fixed charge coverage*.	6,767	—
LIBOR plus 2.25% note (mortgage) payable to a bank, due in monthly payments of $14 including interest through October 2007, at which time all unpaid principal is due, collateralized by certain land, building and improvements.	2,472	—
Prime plus 0.25 percent (4.5% at December 31, 2002) notes payable to a mortgage company due in monthly payments of $30 including interest through January 2006, at which time all unpaid principal is due, collateralized by a deed of trust on land and buildings.	826	1,061
10.125 percent note payable to a mortgage company, due in monthly payments of $14, including interest through July 2004, collateralized by a first deed of trust on real property.	—	362
Various notes payable to a bank with interest at prime plus .25 percent with a floor of 7% due in monthly installments of $12, including interest, expiring at various times through April 2004, collateralized by a deed of trust on real property.	—	976
6.5 percent note payable to a regional development authority, due in varying quarterly installments, plus interest, through December 2017, collateralized by a security agreement and financing statement on real and personal property.	5,120	5,320
Note payable to a bank with interest at prime plus 0.25 percent, with rate adjusted annually (4.5% at December 31, 2002), due in monthly payments of $7 including interest through June 2017 subject to a call option in June 2007, collateralized by a deed of trust on real property.	758	791
Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.14% by an interest-rate swap, collateralized by a $4,000 letter of credit which expires April 1, 2015.	4,000	3,970
Note payable to an industrial development authority, with an interest rate of 83 percent of prime rate or a floor of 5.5%, whichever is higher, due in monthly installments of $11 plus interest through January 2005, collateralized by a deed of trust on real property.	—	431

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note G.

Pledged Assets and Debt - Continued

	2002	2001
Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.14% by an interest-rate swap, collateralized by a $4,500 letter of credit which expires April 1, 2013.	4,500	4,500
Note payable to a bank with interest at LIBOR (1.4% at December 31, 2002) plus an adjusted base rate, as defined, due in monthly installments of $18 plus interest, with a balloon payment due on June 30, 2002, of $1,121, collateralized by a second deed of trust and security agreement on real property.	—	1,209
Various other contracts payable Various obligations under capital lease agreements	— 3,578	393 3,404
	35,475	52,045
Less current maturities	2,498	32,600
	32,977	19,445
Less long-term capital lease obligations, less current maturities	3,134	3,174
	$ 29,843	$ 16,271

Aggregate maturities required on long-term debt and capital lease obligations as of December 31, 2002 are due in future years as follows:

Year Ending December 31,
2003	$ 2,498
2004	2,509
2005	2,524
2006	2,346
2007	2,122
Later years	23,476
$ 35,475

*

Our current revolving credit agreement with a bank provides a maximum line of credit of $33 million (subject to availability) and bears interest at either (i) LIBOR plus between 1.75% and 2.25%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s base rate, plus between 0.5% and 1%, dependent on the Company’s fixed charge coverage during the prior twelve months. Up to $11 million of this credit facility may be used to issue letters of credit of which the Company has two letters of credit associated with its industrial revenue bonds and two associated with its workers compensation policy. The revolving credit agreement is part of a combined facility with a bank which also includes a $7 million facility to guarantee letters of credit, and a term loan at an interest rate 0.25% higher than the revolving facility. The combined facility is collateralized by substantially all of the Company’s assets, requires maintenance of certain financial ratios, and restricts capital expenditures, payment of dividends and share repurchases.

Note H.

Leases

The Company leases certain facilities and equipment under long-term non-cancellable operating leases, which may be renewed in the ordinary course of business, including a building lease with a related party.  The Company leases certain manufacturing and warehousing space under a capital lease with an original term of ten years with two consecutive ten-year renewal options.  Leased capital assets are included in property and equipment as follows at December 31:

	2002	2001
Buildings Machinery and equipment Office equipment	$ 3,700 479 225	$ 3,700 479 43
Accumulated depreciation	(458)	(258)
	$ 3,946	$ 3,964

Future minimum payments, by year and in aggregate, under capital leases and operating leases consist of the following at December 31, 2002:

Year Ending December 31,	Capital leases	Operating leases
2003	$ 753	$ 2,362
2004	684	2,182
2005	632	1,733
2006	625	778
2007	621	293
Later years	1,541	375
Total minimum lease payments	4,856	$ 7,723
Less amount representing interest	1,278
Present value of net minimum payments	3,578
Current portion	444
Long-term portion	$ 3,134

Total rent expense charged to operations was approximately $2,946, $3,435 and $2,900 for 2002, 2001 and 2000, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note I.

Income Taxes

The Company’s provision (benefit) for income taxes is as follows for the years ended December 31:

	2002	2001	2000
Current:
Federal	$ (319)	$ 500	$ (2,785)
State	(43)	145	(775)
Foreign	144	75	45
	(218)	720	(3,515)
Deferred:
Federal	2,843	74	(501)
State	376	21	(78)
	3,219	95	(579)
Total	3,001	815	(4,094)
Allocated to discontinued operations	—	(115)	(1,651)
Allocated to cumulative effect of accounting change	—	—	—
Total provision (benefit) from continuing operations	$ 3,001	$ 930	$ (2,443)

The income tax provision for continuing operations differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2002	2001	2000
Income tax provision at statutory rate:	$ 2,632	$ 399	$ (3,840)
Increase (decrease) in income taxes due to:
Nondeductible expenses	35	298	338
State income taxes net	334	97	(592)
Foreign taxes	–	21	–
	$ 3,001	$ 815	$ (4,094)

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note I.   Income Taxes – Continued

Net deferred tax assets and liabilities were comprised of the following:

	2002	2001
Deferred tax assets:
Accounts receivable allowance	$ 545	$ 583
Inventory allowance and capitalization	617	993
Accrued expenses	427	362
Deferred expenses	50	37
Other Reserves	154	-
Contributions carryover	-	20
	$ 1,793	$ 1,995
Deferred tax liabilities:
Property and equipment	$ (8,922)	$ (6,213)
Interest rate swap	863	436
State net operating loss carryforwards	404	711
	$ (7,655)	$ (5,066)

The components giving rise to the net deferred tax assets and liabilities described above have been included in the accompanying consolidated balance sheets at December 31 as:

	2002	2001
Current assets	$ 1,793	$ 1,995
Noncurrent liabilities	(7,655)	(5,066)
	$ (5,862)	$ (3,071)

Note J.

Commitments and Contingencies

1.

Employment Agreements

Messrs. Amerson and Clark have employment agreements effective as of December 15, 1995 (“Employment Agreements”).  The Employment Agreements, as amended, provide for an annual base salary of $250 for both Mr. Amerson and Mr. Clark and terminate in 2010.  The Employment Agreements also provide that the executive shall be entitled to the following termination payments:  (i) 100% of his current base salary if the employment is terminated as a result of his death or disability; (ii) up to 200% of his current base salary if the employment is terminated by the Company for any reason other than death, disability or for cause, or (iii) up to 250% of the executive’s gross income during the year preceding his termination if the Employment Agreement is terminated by the executive for good reason or by the Company for any reason other than death, disability or cause and the termination occurs within two years after a change of control of the Company has occurred.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note J.

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

The Company is involved in a dispute with Liberty Mutual, a former workers’ compensation administrator and stop-loss insurer for some of the Company’s subsidiaries.  The administrator has alleged that they are entitled to be reimbursed for certain costs incurred in administering various insurance claims. The Company has counter-sued, claiming that the administrator was negligent in its duties as administrator of our claims, that it made payments on our behalf which were specifically disallowed, that they refused to follow instructions given to them by us, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence.  In additions Liberty Mutual charged certain administrative fees over and above the actual costs incurred which the Company is contesting.  The amount and probability of any payment or settlement is unknown at this time.  Among the issues being considered is the matter of currently unresolved workers’ compensation claims whose estimate of potential loss may change as a result of this litigation.  While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company’s actual liability will not exceed its current estimate.  Accordingly, these matters, if resolved in a manner different from management’s estimate, could have a material effect on operating results or cash flows in the future.

From time to time, the Company is a party as plaintiff or defendant to various legal proceedings related to our normal business operations.  In the opinion of management, although the outcome of any legal proceeding cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company’s financial position, but could be material to the results of operations in any one future accounting period.  Defense costs are expensed as incurred.

3.

Self-Insurance

During all periods presented, workers’ compensation claims incurred by employees were fully insured through a high deductible policy with a policy year ending each May.  The deductible per employee was $350 for 2002 and $250 for 2001, with no limit in the aggregate.  The Company continuously monitors and estimates the estimated costs of claims incurred based on historical loss information and other information provided by its carrier’s claims management personnel.  Included in the liabilities in the accompanying balance sheets are accrued workers’ compensation expenses of approximately $208 and $159 as of December 31, 2002 and 2001, respectively.

The Company provides medical benefits to its employees under a self-insured program.  Through June 30, 2002, the Company paid for 100% of an employees health costs as the services were incurred.  In July 2002, the Company changed the program which provides medical benefits to its employees once certain deductibles are met.  The benefits to the employees are limited to $50 per year with a $1,000 lifetime benefit.  The Company estimates the amount of incurred but unreported claims based on historical information.  Included in the liabilities in the accompanying balance sheets are estimated accrued health insurance expenses of approximately $324 and $247 as of December 31, 2002 and 2001, respectively.  The employer’s portion of claims charged to operations totaled approximately $2,297, $3,018 and $2,045 for 2002, 2001 and 2000, respectively.

4.

License and Royalty Agreements

The Company has secured licensing and royalty agreements with two companies allowing the Company to use their trade names and brands on its products. Costs associated with these agreements are expensed as incurred.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note K.

Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“Salary Savings Plan”).  The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to 15 percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors.  The Company contributed approximately $102, $118 and $230 to the Salary Savings Plan for the years ended December 31, 2002, 2001 and 2000, respectively.

During 1996, the Company adopted the Long Term Incentive Plan (“LTI Plan”) to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 1,987,000 shares of Common Stock reserved for award under the LTI Plan.  During 2002, 2001 and 2000, the Company awarded options to purchase 85,000, 50,000 and 12,000 shares of Common Stock under the LTI Plan, respectively.

During 1996, the Company also adopted the 1996 Director Option Plan which provides for the grant of stock options to outside directors of the Company who were elected or appointed after February 1, 1996, and who were not existing directors on the effective date of the plan.  Each such outside director who is serving as a director on January 1 of each calendar year will automatically be granted an option to acquire up to 5,000 shares of Common Stock on such date, assuming such outside director had been serving for at least six months prior to the date of grant.  The Company has reserved 500,000 shares of its Common Stock for issuance under the 1996 Director Option Plan which expires in 2006.  During 2002, 2001 and 2000, the Company awarded options to purchase 155,000, 60,000 and 0 shares, respectively, of Common Stock under the 1996 Director Option Plan.

Note L.

Related Party Transactions and Balances

At December 31, 2002 and 2001, the Company had notes receivable secured by common stock classified as contra-equity of $8,695 and $8,326, respectively, due from various directors, officers, shareholders and employees, with interest thereon varying between 2.45% and 7.50%, maturing at various dates to December 2010, of which $6,299 is callable on demand by the Company if the officers terminate employment with the Company.

During November 2000, the Company entered into a five-year operating lease whereby the Company was leasing 138,000 square feet of building 50% owned by two officers of and directors of the Company.  In September 2002, the lease was amended as the Company occupied 224,000 square feet of building.  Then, by November 2002 the Company occupied 399,000 square feet of a building.  The Company made payments of $474 and $349 in 2002 and 2001, respectively.  The Company believes this lease is at prevailing market rates.

On January 2, 2001, the Company purchased and leased back $797 in manufacturing equipment from a vendor of raw materials 50% owned by two officer and directors.  The Company also loaned this supplier $500, secured by a building and used to pay off an existing mortgage, and $400 to repay a credit line secured by inventory, receivables and other current assets.  The Company made payments of $1,666 and $1,104 in 2002 and 2001, respectively, to this supplier for purchases of raw materials.  At December 31, 2002 and 2001, the Company owed a total of $813 and $87, respectively, to this vendor.  The accounts and operations of this related entity have been consolidated, thus, the financial effects of these transactions have been eliminated in consolidation.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note M.

 Stock Options and Warrants

During 2002, the Company granted options to purchase: 85,000 shares of common stock under its LTI Plan at exercise prices between $1.50 - $2.00 per share; 155,000 shares of common stock under its 1996 Director Option Plan at a weighted average exercise price of $1.75 per share.  All options granted during 2002 were non-qualified fixed price options.

The following table summarizes the activity related to all Company stock options and warrants for 2002, 2001 and 2000:

					Weighted Average
	Shares (In thousands)		Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2000	612	7,013	5.54 – 14.73	1.00 – 9.50	9.57	3.66
Granted	–	12	–	2.50 – 2.63	–	2.53
Exercised	–	(2,300)	–	1.00	–	1.00
Canceled or expired	(72)	–	5.34 – 8.16	–	6.07	–
Outstanding at December 31, 2000	540	4,725	8.40 – 14.73	2.50 – 9.50	10.04	3.66
Granted	–	2,110	–	1.88 – 7.50	–	7.25
Exercised	–	(7)	–	2.50	–	2.50
Canceled or expired	–	(2,130)	–	2.50 – 9.50	–	7.37
Outstanding at December 31, 2001	540	4,698	8.40 – 14.73	1.88 – 8.50	10.04	4.89
Granted	–	240	–	1.50 – 2.36	–	1.69
Exercised	–	–	–	–	–	–
Canceled or expired	(540)	(339)	8.40 – 14.73	1.88 – 8.50	10.04	4.26
Outstanding at December 31, 2002	–	4,599	–	1.50 – 7.50	–	4.76
Exercisable at December 31, 2002	–	4,464	–	1.74 – 7.50	–	4.86
Exercisable at December 31, 2001	540	4,648	8.40 – 14.73	1.88 – 8.50	10.04	4.91
Exercisable at December 31, 2000	540	4,726	8.40 – 14.73	1.00 – 9.50	10.04	3.68

The warrants and options expire at various dates ranging from May 2003 to December 2008.  A further summary of information related to options outstanding at December 31, 2002 is as follows:

Range of Exercise Prices	Number Outstanding / Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Outstanding / Exercisable
$1.50 to 2.00	235 / 100	4.26	$1.67 / 1.74
$2.40 to 3.00	2,080 / 2,080	3.14	$2.50 / 2.50
$3.94 to 4.75	164 / 164	4.01	$4.10 / 4.10
$5.38 to 7.50	2,120 / 2,120	3.66	$7.38 / 7.38

As permitted under accounting principles generally accepted in the United States of America, grants to employees under the LTI Plan and other grants to employees of options are accounted for following APB Opinion No. 25 and related Interpretations.  Accordingly, no compensation cost has been recognized for grants to employees under the LTI Plan, since all options granted had an exercise price at or above the quoted market price of the Company’s common stock on the date of grant.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

 Note M.         Stock Options and Warrants – Continued

Had compensation cost for the LTI Plan been determined based on the grant date fair values of awards using the Black-Scholes option pricing model , reported net earnings  (loss) and earnings (loss) per common share would have been changed to the pro forma amounts shown below for the years ended December 31:

	2002	2001	2000
Net earnings (loss):
As reported	$ (22,942)	$ 384	$ (7,199)
Pro forma	$ (23,091)	$ (1,418)	$ (7,199)
Basic earnings (loss) per share:
As reported	$ (0.88)	$ 0.01	$ (0.28)
Pro forma	$ (0.89)	$ (0.05)	$ (0.28)
Diluted earnings (loss) per share:
As reported	$ (0.88)	$ 0.01	$ (0.28)
Pro forma	$ (0.89)	$ (0.05)	$ (0.28)

Weighted average fair value per option of options
Granted during the year	$ 1.04	$ 1.42	$ 2.17

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2002, 2001 and 2000:  Dividend rate of 0%; risk-free interest rate of 3.00%, 4.00% and 6.00%, respectively;  expected lives of 5 years; and  expected price volatility of 69%, 88% and 125%, respectively.

Note N.

Earnings (Loss) per Share

The following data show the shares used in computing net earnings (loss) per common share including dilutive potential common stock.

	2002	2001	2000
Common shares outstanding at beginning of year	26,033	26,380	25,436
Net weighted average common shares issued and canceled during year	–	(344)	(138)
Weighted average number of common shares used in basic EPS	26,033	26,036	25,298
Dilutive effect of stock options and warrants	–	2	–
Dilutive effect of contingent shares	–	–	–
Weighted average number of common shares and dilutive potential shares used in diluted EPS	26,033	26,038	25,298

As of December 31, 2001, options and warrants to purchase 5,086 shares of the Company’s common stock described in Note M were excluded from the computation of diluted EPS because the market price of the underlying stock was less than the exercise price.  As of December 31, 2000, all options and warrants described in Note M were excluded from the computation of diluted EPS because 2000 was a loss year, and inclusion of options and warrants would have been anti-dilutive.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note O.

Quarterly Financial Data (Unaudited)

Quarters Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net sales	$ 42,454	$ 44,768	$ 50,136	$ 46,853
Gross profit	$ 8,714	$ 11,239	$ 10,888	$ 9,980
Operating income from continuing operations	$ 1,731	$ 3,662	$ 2,923	$ 2,914
Earnings from continuing operations	$ 474	$ 1,309	$ 1,185	$ 1,771
Earnings from continuing operations per share: Basic	$ .02	$ .05	$ .05	$ .07
Diluted	.02	.05	.05	.07
Common stock prices:
High	$ 2.49	$ 2.03	$ 1.88	$ 1.88
Low	1.70	1.44	1.45	1.42

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001
Net sales	$ 47,090	$ 49,916	$ 49,862	$ 42,209
Gross profit	$ 11,377	$ 10,122	$ 10,888	$ 7,395
Operating income (loss) from continuing operations	$ 1,863	$ 1,437	$ 2,099	$ (1,928)
Earnings (loss) from continuing operations	$ 880	$ 546	$ 746	$ (1,613)
Earnings (loss) from continuing operations per share: Basic	$ 0.03	$ 0.02	$ 0.03	$ (0.07)
Diluted	0.03	0.02	0.03	(0.07)
Common stock prices:
High	$ 2.72	$ 2.45	$ 2.15	$ 3.69
Low	1.56	1.61	1.16	1.30

FLANDERS CORPORATION

FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON SCHEDULE

Board of Directors and Stockholders

Flanders Corporation

In connection with our audits of the consolidated financial statements of Flanders Corporation and Subsidiaries referred to in our report dated March 15, 2002, which is included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2002, we have also audited Schedule II for each of the two years in the period ended December 31, 2001. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  GRANT THORNTON LLP

Salt Lake City, Utah

March 15, 2002

FLANDERS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2002, 2001 and 2000

Additions
	Balance at	Charged to		Balance
	Beginning	Cost and		at End
	of Period	Expense	Deductions	of Period
For the year ended December 31, 2002
Allowance for doubtful accounts	$ 1,532	$ 1,048	$ (340)(1)	$ 2,240
Allowance for inventory value	1,149	425	(459)	1,115
Total	$ 2,681	$ 1,473	$ (799)	$ 3,355
For the year ended December 31, 2001
Allowance for doubtful accounts	$ 1,778	$ 397	$ (643)(1)	$ 1,532
Allowance for inventory value	1,386	–	(237)(2)	1,149
Total	$ 3,164	$ 397	$ (880)	$ 2,681
For the year ended December 31, 2000
Allowance for doubtful accounts	$ 487	$ 1,489	$ (198)(1)	$ 1,778
Allowance for inventory value	188	1,198	–	1,386
Total	$ 675	$ 2,687	$ (198)	$ 3,164

(1)

Uncollected receivables written-off, net of recoveries.

(2)

Reduction in allowance, offset to inventory.