Form 10-Q
period 2003-03-31
FLANDERS CORP
filed 2003-04-29
CIK 799526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

    YES    X      NO ____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 21, 2003.

26,033,153 shares of common stock, par value $.001 per share

(Title of Class)

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2003

PART I - FINANCIAL INFORMATION

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for March 31, 2003 (unaudited) and

December 31, 2002

Consolidated Condensed Statements of Earnings (unaudited) for the three months ended March 31, 2003 and 2002

Consolidated Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2003 (unaudited) and the year ended December 31, 2002

Consolidated Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2003 and 2002

Notes to Consolidated Condensed Financial Statements

Item 2 -

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Item 3 -

Quantitative and Qualitative Disclosures About Market Risk

Item 4 -

Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

        Item 2 - Changes in Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

        Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

        Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

CERTIFICATES OF CERTIFYING OFFICERS

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS	March 31, 2003	December 31, 2002
	(unaudited)
Current Assets
Cash and cash equivalents	$ 1,413	$ 2,806
Receivables:
Trade, less allowances for doubtful accounts: 3/31/2003 $2,839; 12/31/2002 $2,240	32,387	34,031
Other	243	295
Inventories	30,610	27,128
Deferred taxes	1,793	1,793
Other current assets	1,167	1,290
Total current assets	67,613	67,343
Related party receivables	426	433
Property and equipment, less accumulated depreciation: 3/31/2003 $42,052; 12/31/2002 $40,264	70,408	70,407
Intangible assets, less accumulated amortization: 3/31/2003 $513; 12/31/2002 $484	1,008	1,013
Other assets	2,688	2,475
	$ 142,143	$ 141,671

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current maturities of long-term debt and capital lease obligations	$ 2,509	$ 2,498
Accounts payable	15,120	13,797
Accrued expenses	9,553	9,659
Total current liabilities	27,182	25,954

Long-term capital lease obligations, less current maturities	3,144	3,134
Long-term debt, less current maturities	27,516	29,843
Long-term liabilities, other	2,140	2,157
Deferred taxes	7,662	7,655
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value, 10,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,033 shares	26	26
Additional paid-in capital	90,331	90,331
Notes receivable - secured by common shares	(8,778)	(8,695)
Accumulated other comprehensive loss	(1,284)	(1,294)
Retained deficit	(5,796)	(7,440)
	74,499	72,928
	$ 142,143	$ 141,671

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,

	2003	2002
Net sales	$43,049	$42,454
Cost of goods sold	33,589	33,740
Gross profit	9,460	8,714
Operating expenses	7,349	6,983
Operating income	2,111	1,731
Nonoperating income (expense):
Other income (expense), net	235	365
Interest expense	(503)	(1,306)
	(268)	(941)
Earnings before income taxes	1,843	790
Provision for income taxes	199	316

Net earnings	$1,644	$474
Net earnings per share
Basic	$0.06	$0.02
Diluted	$0.06	$0.02
Weighted average common shares outstanding
Basic	26,033	26,033
Diluted	26,036	26,037

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive Loss	Retained Earnings / (Deficit)	Total
Balance, January 1, 2002	$ 26	$ 90,331	$ (8,326)	$ (654)	$ 15,502	$ 96,879
Accrued interest on notes receivable secured by common shares	–	–	(369)	–	–	(369)
Comprehensive income (loss)
Net loss	–	–	–	–	(22,942)	(22,942)
Loss on cash flow hedges	–	–	–	(640)	–	(640)
Total comprehensive loss	–	–	–	–	–	(23,582)
Balance, December 31, 2002	26	90,331	(8,695)	(1,294)	(7,440)	72,928
Accrued interest on notes receivable secured by common shares (unaudited)	–	–	(83)	–	–	(83)
Comprehensive income (loss)
Net earnings (unaudited)	–	–	–	–	1,644	1,644
Income on cash flow hedges (unaudited)	–	–	–	10	–	10
Total comprehensive income (unaudited)						1,654
Balance, March 31, 2003 (unaudited)	$ 26	$ 90,331	$ (8,778)	$ (1,284)	$ (5,796)	$ 74,499

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$ 2,941	$ 523
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,696)	(881)
Proceeds from sale of property and equipment	70	-
Proceeds from notes receivables	-	36
Increase in other assets	(153)	(25)
Net cash used in investing activities	(1,779)	(870)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(679)	(282)
Net payments from revolving credit agreement	(1,842)	(284)
Payment of debt issuance costs	(34)	-
Net cash used in financing activities	(2,555)	(566)
Net decrease in cash and cash equivalents	(1,393)	(913)
CASH AND CASH EQUIVALENTS
Beginning of period	2,806	3,878
End of period	$ 1,413	$ 2,965
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ 105	$ -
Interest	$ 501	$ 1,442
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations incurred for property and equipment	$ 215	$ -
Note receivable in lieu of accounts receivable trade	$ 149	$ -

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note A.            Nature of Business and Interim Financial Statements

Nature of business:

The Company designs, manufactures and markets air filters and related products, and is focused on providing complete environmental filtration systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors and pharmaceuticals. The Company also designs and manufactures much of its own production equipment to automate processes to decrease labor costs associated with its standard products. The Company also produces glass-based air filter media for many of its products.   The vast majority of the Company’s current revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.  In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows.  The results of operations and cash flows for the three months ended March 31, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note A.            Nature of Business and Interim Financial Statements - continued

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

During the fourth quarter of 2002, the Company completed its transitional impairment analysis and determined that an impairment charge, upon the adoption of SFAS 142 on January 1, 2002, was necessary.  Accordingly the Company expensed all goodwill with an indefinite life for the year ended December 31, 2002.

Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplement stock offerings) and distributions to owners (e.g., dividends).

As of March 31, 2003, accumulated comprehensive income (loss) consisted of the following:

Balance at December 31, 2002	$(1,294)
Net change during the period related to cash flow hedges	10
Balance at March 31, 2003	$(1,284)

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

Principles of consolidation:

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Superior Diecutting, Inc. of which 50% is owned by two officers and directors and 50% is owned by other shareholders unrelated to the Company or any of its officers and directors.  In accordance with FIN 46, Consolidation of Variable Interest Entities, the Company has consolidated Superior Diecutting, Inc. which has been determined to be a variable interest entity of which the Company is a primary beneficiary.  Superior Diecutting, Inc. provides custom die cuts and inserts to the Company.  Substantially all of the assets of Superior Diecutting, Inc. have been pledged as collateral in the financing agreements with Fleet Capital Corporation.  In addition, creditors of Superior Diecutting, Inc. have no recourse to the general credit of the Company.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note A.            Nature of Business and Interim Financial Statements - continued

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133."  The tax effected fair market value of the interest rate swaps of $1,284 at March 31, 2003 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses.  Advertising costs for the quarters ended March 31, 2003 and 2002 were, $491 and $488, respectively.

Note B.           Inventories

Inventories consist of the following at March 31, 2003 and December 31, 2002:

	3/31/2003	12/31/2002
Finished goods	$15,032	$13,579
Work in progress	2,801	1,954
Raw materials	13,937	12,710
	31,770	28,243
Less allowances	1,160	1,115
	$30,610	$27,128

Note C.          Stock Options and Warrants

The following table summarizes the activity related to all Company stock options and warrants for the three months ended March 31, 2003 and the year ended December 31, 2002:

Exercise Price per Share	Weighted Average Exercise Price per Share
	Warrants	Stock Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2002	540	4,698	$8.40 - 14.73	$1.88 - 8.50	$10.04	$4.89
Granted	-	240	-	1.50 - 2.36	-	1.69
Exercised	-	-	-	-	-	-
Canceled or expired	(540)	(339)	8.40 - 14.73	1.88 - 8.50	10.04	4.26
Outstanding at December 31, 2002	-	4,599	-	1.50 - 7.50	-	4.76
Granted	-	30	-	1.65	-	1.65
Exercised	-	-	-	-	-	-
Canceled or expired	-	-	-	-	-	-
Outstanding at March 31, 2003	-	4,629	$0.00	$1.50 - 7.50	$-	$4.74
Exercisable at March 31, 2003	-	4,469	$0.00	$2.00 - 7.50	$-	$4.91

 The warrants and options expire at various dates ranging from May 2003 through December 2008.

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2003 and 2002:

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Dividend rate of 0%; risk-free interest rate of 3.00%;  expected lives of 5 years; and  expected price volatility of 77% and 69%, respectively.

At March 31, 2003, the Company has three stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	March 31, 2003	March 31, 2002
Net earnings (loss), as reported	$ 1,644	$ 474

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of taxes	(32)	(131)

Pro forma net earnings (loss)	$ 1,622	$ 343

Basic earnings (loss) per share:
As reported	$ .06	$ .02
Pro forma	$ .06	$ .01

Diluted earnings (loss) per share
As reported	$ .06	$ .02
Pro forma	$ .06	$ .01

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

 Note D.         Litigation

There have been no significant changes in the status of any major litigation since the filing of our annual report on Form 10-K for the year ended December 31, 2002. From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings are material to our business, operations or financial condition.

Item 2              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented in "Item 1 – Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 31, 2002. The information set forth in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties.  Many factors, including those discussed below under "Factors That May Affect Future Results" could cause actual results to differ materially from those contained in the forward-looking statements below.

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

Poor operating performance of the business activities related to intangible assets or long-lived assets could result in future cash flows of these assets declining below carrying values, which could require a writedown of the carrying value of these assets, which would adversely affect operating results.

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

Results of Operations for Three Months Ended March 31, 2003 Compared to March 31, 2002

The following table summarizes our results of operations as a percentage of net sales for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,

	2003		2002
Net sales	$43,049	100.0%	$42,454	100.0%
Gross profit	9,460	22.0	8,714	20.5
Operating expenses	7,349	17.1	6,983	16.4
Operating income	2,111	4.9	1,731	4.1
Nonoperating income (expense)	(268)	(0.6)	(941)	(2.2)
Provision for income taxes	199	0.5	316	0.7
Net earnings	1,644	3.8	474	1.1

Net sales: Net sales for the first quarter of 2003 increased by $595, or 1.4%, to $43,049 from $42,454 for the first quarter of 2002.  This minor increase in net sales was due to the capture of additional market share, partially offset by continued softness in the air filtration market and the loss of approximately $1,200 in sales from the sale of the Company's Tidewater subsidiary at the end of December 2002.

Gross Profit: Gross profit for the first quarter of 2003 increased by $746, or 8.6%, to $9,460, which represented 22.0% of net sales, from $8,714, which represented 20.5% of net sales, for the first quarter of 2002.  The increase in gross profit percentage was principally attributable to cost reduction programs implemented during the prior twelve months, which included:

•

  Expanded facilities in Tijuana, which were brought fully online.

  Reductions in direct labor force headcount.

Operating expenses: Operating expenses for the first quarter of 2003 increased by $366, or 5.2%, to $7,349, representing 17.1% of net sales, from $6,983, representing 16.4% of net sales, for the first quarter of 2002.  The increase in operating expenses was due to increased outbound freight expenses associated with higher fuel costs.

Nonoperating income (expense):  Nonoperating expenses for the first quarter of 2003 decreased by $673, or 71.5%, to $268, representing .6% of net sales, from $941, representing 2.2%of net sales, for the first quarter of 2002.  The decrease in nonoperating income (expense) was primarily due to a decrease in interest expense for the period.

Provision for income taxes:  Our income tax provision for the first quarter of 2003 included one-time tax credits and adjustments of $538.  Excluding these one-time credits and adjustments, our provision for the first quarter of 2003 and 2002 was a blended state and federal rate of approximately 40% of pre-tax earnings.

Liquidity and Capital Resources

Our working capital was approximately $40,431 at March 31, 2003, compared to approximately $41,389 at December 31, 2002. This includes cash and cash equivalents of $1,413, at March 31, 2003 and $2,806 at December 31, 2002.

Our trade receivables decreased $1,644, or 4.8%, to $32,387 at March 31, 2003, from $34,031 at December 31, 2002. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 66 days at March 31, 2003 and 63 days at December 31, 2002. These ratios for days sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.

Our continuing operations generated $2,941 and $523 of cash during the first quarters of 2003 and 2002, respectively.  Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first quarter and first part of the second quarter.  Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash than earnings before taxes, depreciation and amortization, during our first and second quarters because of increases in inventory.  During the first quarter of 2003 the Company generated $2,941 of cash flow from operations.  Our financing activities from continuing operations used $2,555 of cash during the first quarter of 2003, primarily consisting of payments on debt.  Our investing activities from continuing operations consumed $1,779 of cash during the first quarter of 2003, primarily used to purchase property and equipment.

We currently have a credit facility with Fleet Capital Corporation.  The $40 million facility consists of a $7 million term loan and a $33 million revolving credit line, both of which expire on October 17, 2007. The term loan bears interest, at our option, at either (i) LIBOR plus between 2.5% and 3%, dependent on the Company's fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or Fleet's base rate, plus between 0.5% and 1%, dependent on the Company's fixed charge coverage during the prior twelve months. The $33 million revolving credit facility bears interest at 0.25% less than the term loan. Up to $11 million of the revolving credit facility may be used to issue letters of credit. The new facility is collateralized by substantially all of the Company's assets. The new line of credit agreement requires maintenance of certain financial ratios, and restricts capital expenditures, dividends and share repurchases.  There are no prepayment penalties on any of the credit facilities with Fleet Capital Corporation.

In connection with the amended working capital credit facility and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, restricting capital expenditures to less than $3,250 per year, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio.

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

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000. On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of April 21, 2003, approximately 575,000 shares had been repurchased in the open market under this authorization.

Outlook

While unit shipments for the first quarter of 2003 were up compared to the first quarter of 2002, indicating we have successfully increased our market share during the past year, a trend toward replacing higher-performance pleated filters with less expensive spun-glass filters has become noticeable during the past two months. A continuation of this trend, which we hope will reverse itself by the third quarter of 2003, could have a negative impact on our revenues and operating margins, as higher-dollar and higher-margin sales are replaced by less expensive products.

We are continuing to experience heightened interest in our nuclear and biological filtration systems for application in government and commercial settings. This is an underdeveloped market, and we currently have no reliable data as to the size of this niche. We are currently pursuing contracts for these types of applications.

During the past three years, we have captured additional market share among “big box” retailers like The Home Depot and WalMart, capitalizing on our ability to service national accounts from regional distribution centers and our improved on-time delivery performance. We anticipate additional market gains among these types of retailers during the next two years, and are introducing new products focused on their marketing and end-user requirements. Sales to these retail outlets, while seasonal, also tend to follow progress in the overall economy. Additional gains in market share may not have a significant impact on revenues without some recovery in the overall U.S. economy. Additionally, significant revenue enhancement to these customers is largely dependent upon the success of the new products we are introducing to this marketplace.

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

Currently, the largest domestic market for air filtration products is for mid-range ASHRAE-rated products and HVAC systems, typically used in commercial and industrial buildings.  To date, our penetration of this market is increasing but our market share is relatively small.  We believe our ability to offer a “one stop” supply of air filtration products to HVAC distributors and wholesalers may increase our share of this market.  We also believe that our recently developed modular air handlers and environmental tobacco smoke systems will enable us to expand sales to these customers.  We intend our new products to serve as high profile entrants with distributors and manufacturers’ representatives, who can then be motivated to carry our complete product line.

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

  the shortage of reliable market data regarding the air filtration market,

  changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations,

  anticipated working capital or other cash requirements,

  changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

  product obsolescence due to the development of new technologies, and various competitive factors that may prevent us from competing successfully in the marketplace.

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

  recruit, train and manage our work force, particularly in the areas of corporate management, accounting, research and development and operations,

  manage production and inventory levels to meet product demand,

  manage and improve production quality,

  expand both the range of customers and the geographic scope of our customer base, and improve financial and management controls, reporting systems and procedures.

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

  increasing our market share,

  expanding our market through the introduction of new products which require periodic replacement, and improving operating efficiencies.

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

  increase public awareness of the issues surrounding indoor air quality,

  adequately address the unknown requirements of the potential customer base,

  develop new products that are competitive in terms of price, performance and quality, and avoid significant increases in current expenditure levels in development, marketing and consumer education.

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

  risk management, and

  benefit plan administration

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

Management Controls a Significant Percentage of Our Stock

As of April 21, 2003, our directors and executive officers beneficially held approximately 42.9% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 4,629,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $7.50 per share. The majority of these options are currently exercisable.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

The fair value of the Company's total long-term debt, including capital leases and current maturities of long-term debt, at March 31, 2003 was approximately $33,169. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at March 31, 2003. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  The tax effected fair market value of the interest rate swap of $1,284 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no significant changes in the status of any major litigation since the filing of our annual report on Form 10-K for the year ended December 31, 2002. From time to time, we are a party to various legal proceedings incidental to our business. None of these proceedings are material to our business, operations or financial condition.

Item 2.     Changes in Securities and the Use of Proceeds - None.

Item 3.     Defaults Upon Senior Securities - None.

Item 4.     Submission of Matters to a Vote of Security Holders - None.

Item 5.     Other Information - None

Item 6.     Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit No.

Description

                21                 Subsidiaries of the Registrant

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

(b)

Reports on Form 8-K

February 25, 2003 – Report on 8-K/A – Item 4.  Change in Registrant’s Certifying Accountants.

March 25, 2003 – Report on 8-K – Item 5.  Other Event – Earnings Release.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 21st day of April, 2003.

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

Date:  April 21, 2003.

By:     /s/ Robert R. Amerson

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

Date:  April 21, 2003.

By:     /s/ Steven K. Clark

Steven K. Clark

Chief Financial Officer

Exhibit 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Flanders Corporation (the "Company"), on Form 10-Q for the quarter ended March 31, 2003, I, Robert R. Amerson hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.

The quarterly report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  April 21, 2003.

By:     /s/ Robert R. Amerson

Robert R. Amerson

President and Chief Executive Officer

Exhibit 99.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Flanders Corporation (the "Company"), on Form 10-Q for the quarter ended March 31, 2003, I, Steven K. Clark hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.

The quarterly report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 21, 2003.

By:     /s/ Steven K. Clark

Steven K. Clark

Chief Financial Officer