Form 10-Q
period 2003-06-30
FLANDERS CORP
filed 2003-07-28
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

YES

NO

X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 24, 2003.

26,033,153 shares of common stock, par value $.001 per share

(Title of Class)

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED June 30, 2003

PART I - FINANCIAL INFORMATION

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for June 30, 2003 (unaudited) and

December 31, 2002

Consolidated Condensed Statements of Earnings (unaudited) for the three and six months ended June 30, 2003 and 2002

Consolidated Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2003 (unaudited) and the year ended December 31, 2002

Consolidated Condensed Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2003 and 2002

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
ASSETS	2003	2002
	(unaudited)
Current assets
Cash and cash equivalents	$ 821	$ 2,806
Receivables:
Trade, less allowance for doubtful accounts:
6/30/2003 $2,049; 12/31/2002 $2,240	32,424	34,031
Other	227	295
Inventories	33,518	27,128
Deferred taxes	1,793	1,793
Other current assets	1,157	1,290
Total current assets	69,940	67,343
Related party receivables	428	433
Property and equipment, less accumulated depreciation: 6/30/2003 $ 43,941; 12/31/2002 $40,264	69,344	70,407
Intangible assets, less accumulated amortization: 6/30/2003 $562; 12/31/2002 $484	958	1,013

Other assets	2,483	2,475
	$ 143,153	$ 141,671
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 2,521	$ 2,498
Accounts payable	14,290	13,797
Accrued expenses	11,333	9,659
Total current liabilities	28,144	25,954
Long-term capital lease obligations, less current maturities	3,040	3,134
Long-term debt, less current maturities	25,490	29,843
Long-term liabilities, other	2,333	2,157
Deferred taxes	7,585	7,655
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value, 10,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,033 shares	26	26
Additional paid-in capital	90,331	90,331
Notes receivable - secured by common shares	(8,860)	(8,695)
Accumulated other comprehensive loss	(1,400)	(1,294)
Retained deficit	(3,536)	(7,440)
	76,561	72,928
	$ 143,153	$ 141,671

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net sales	$ 44,262	$ 44,767	$ 87,311	$ 87,221
Cost of goods sold	33,424	33,529	67,013	67,269
Gross profit	10,838	11,238	20,298	19,952
Operating expenses	8,223	7,576	15,572	14,559
Operating income	2,615	3,662	4,726	5,393
Nonoperating income (expense):
Other income (expense), net	1,526	(92)	1,761	273
Interest expense	(470)	(1,389)	(973)	(2,695)
	1,056	(1481)	788	(2,422)

Earnings before income taxes	3,671	2,181	5,514	2,971
Provision for income taxes	1,411	872	1,610	1,188

Net earnings	$ 2,260	$ 1,309	$ 3,904	1,783
Net earnings per share
Basic	$ 0.09	$ 0.05	$ 0.15	$ 0.07
Diluted	$ 0.09	$ 0.05	$ 0.15	$ 0.07
Weighted average common shares outstanding
Basic	26,033	26,033	26,033	26,033
Diluted	26,099	26,033	26,068	26,035

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accum-ulated Other Compre-hensive Loss	Retained Earnings / (Deficit)	Total
Balance, January 1, 2002	$ 26	$ 90,331	$ (8,326)	$ (654)	$ 15,502	$ 96,879
Accrued interest on notes receivable secured by common shares	–	–	(369)	–	–	(369)
Comprehensive income (loss)
Net loss	–	–	–	–	(22,942)	(22,942)
Loss on cash flow hedges	–	–	–	(640)	–	(640)
Total comprehensive loss	–	–	–	–	–	(23,582)
Balance, December 31, 2002	26	90,331	(8,695)	(1,294)	(7,440)	72,928
Accrued interest on notes receivable secured by common shares (unaudited)	–	–	(165)	–	–	(165)
Comprehensive income (loss)
Net earnings (unaudited)	–	–	–	–	3,904	3,904
Loss on cash flow hedges (unaudited)	–	–	–	(106)	–	(106)
Total comprehensive income (unaudited)						3,798
Balance, June 30, 2003 (unaudited)	$ 26	$ 90,331	$ (8,860)	$ (1,400)	$ (3,536)	$ 76,561

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$ 2,361	$ 2,275	$ 5,302	$ 2,798
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(902)	(1,613)	(2,598)	(2,494)
Proceeds from sale of property and equipment	-	-	70	-
Proceeds from notes receivables	4	31	4	67
Increase in other assets	4	51	(149)	26
Net cash used in investing activities	(894)	(1,531)	(2,673)	(2,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(473)	(381)	(1,152)	(663)
Net payments from revolving credit agreement	(1,573)	(209)	(3,415)	(493)
Payment of debt issuance costs	(13)	-	(47)	-
Net cash used in financing activities	(2,059)	(590)	(4,614)	(1,156)
Net increase (decrease) in cash and cash equivalents	(592)	154	(1,985)	(759)
CASH AND CASH EQUIVALENTS
Beginning of period	1,413	2,965	2,806	3,878
End of period	$ 821	$ 3,119	$ 821	$ 3,119
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ 209	$ 83	$ 314	$ 83
Interest	$ 568	$ 1,373	$ 1,068	$ 2,815

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Capital lease obligations incurred for property and equipment	$ -	$ -	$ 215	$ -

Note receivable in lieu of accounts receivable trade	$ -	$ -	$ 149	$ -

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note A.

Nature of Business and Interim Financial Statements

Nature of business:

The Company designs, manufactures and markets air filters and related products, and is focused on providing  environmental filtration systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors and pharmaceuticals. The Company also designs and manufactures much of its own production equipment to automate processes to decrease labor costs associated with its standard products. The Company also produces glass-based air filter media for many of its products.   The vast majority of the Company’s current revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.  In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows.  The results of operations and cash flows for the three and six months ended June 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

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

Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of June 30, 2003, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2002	$(1,294)
Net change during the period related to cash flow hedges	(106)
Balance at June 30, 2003	$(1,400)

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

Nature of Business and Interim Financial Statements - continued

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133."  The tax effected fair market value of the interest rate swaps of $1,400 at June 30, 2003 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses.  Advertising costs for the quarters ended June 30, 2003 and 2002 were, $439 and $460, respectively.

Note B.

Inventories

Inventories consist of the following at June 30, 2003 and December 31, 2002:

	6/30/2003	12/31/2002

Finished goods	$ 17,337	$ 13,579
Work in progress	2,729	1,954
Raw materials	14,945	12,710
	35,011	28,243
Less allowances	1,493	1,115
	$ 33,518	$ 27,128

Note C.

Stock Options and Warrants

The following table summarizes the activity related to all Company stock options and warrants for the six months ended June 30, 2003 and the year ended December 31, 2002:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2002	540	4,698	$8.40 - 14.73	$1.88 - 8.50	$ 10.04	$ 4.89
Granted	-	240	-	1.50 - 2.36	-	1.69
Exercised	-	-	-	-	-	-
Canceled or expired	(540)	(339)	8.40 - 14.73	1.88 - 8.50	10.04	4.26
Outstanding at December 31, 2002	-	4,599	-	1.50 - 7.50	-	4.76
Granted	-	115	-	1.65 - 3.85	-	2.35
Exercised	-	-	-	-	-	-
Canceled or expired	-	(160)	-	1.50 - 5.38	-	4.43
Outstanding at June 30, 2003	-	4,554	$0.00	$1.50 - 7.50	$ -	$ 4.72
Exercisable at June 30, 2003	-	4,399	$0.00	$1.70 - 7.50	$ -	$ 4.88

The warrants and options expire at various dates ranging from July 2003 through December 2008.

In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2003 and 2002:  Dividend rate of 0%; risk-free interest rate of 2.65% and 4.30%, respectively;  expected lives of 5 years; and  expected price volatility of 83% and 71%, respectively.

At June 30, 2003, the Company has three stock-based employee compensation plans, all of which have been approved by our shareholders.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net earnings (loss), as reported	$ 2,260	$ 1,309	$ 3,904	$ 1,783

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(141)	(115)	(173)	(247)

Pro forma net earnings (loss)	$ 2,119	$ 1,194	$ 3,731	$ 1,536

Weighted-average common shares outstanding used for calculation of basic earnings per share	26,033	26,033	26,033	26,033

Total shares used for calculation of diluted net earnings per share	26,099	26,033	26,068	26,035

Basic earnings per share:
As reported	$ .09	$ .05	$ .15	$ .07
Pro forma	$ .08	$ .05	$ .14	$ .06

Diluted earnings per share:
As reported	$ .09	$ .05	$ .15	$ .07
Pro forma	$ .08	$ .05	$ .14	$ .06

Note D.

Litigation

We have settled our lawsuit with Conap (U.S. District Court for the Eastern District of North Carolina, Case No. 4-99-CV-93-H(3)), with a supplier of urethane sealant used in some of our HEPA filtration products.  The settlement amount we received is included in other income.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented in "Item 1 – Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 31, 2002. The information set forth in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties.  Many factors, including those discussed below under "Factors That May Affect Future Results" and “Outlook”could cause actual results to differ materially from those contained in the forward-looking statements below.

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

Results of Operations for Three Months Ended June 30, 2003 Compared to June 30, 2002

The following table summarizes our results of operations as a percentage of net sales for the three months ended June 30, 2003 and 2002.

	Three Months Ended
	June 30,
	2003		2002

Net sales	$ 44,262	100.0%	$ 44,767	100.0%
Gross profit	10,838	24.5	11,238	25.1
Operating expenses	8,223	18.6	7,576	16.9
Operating income	2,615	5.9	3,662	8.2
Nonoperating income (expense)	1,056	2.4	(1,481)	(3.3)
Provision for income taxes	1,411	3.2	872	1.9
Net earnings	2,260	5.1	1,309	2.9

Net sales: Net sales for the second quarter of 2003 decreased by $505, or 1.1%, to $44,262 from $44,767 for the second quarter of 2002.  This decrease in net sales was due to the loss of approximately $1,200 in sales from our Tidewater subsidiary, which was sold at the end of December 2002, and what appears to be a continued downturn in the air filter market; these decreases were partially offset by the capture of additional market share reflected in orders from new customers, and normal differences in the timing and receipt of orders and shipments.

Gross Profit: Gross profit for the second quarter of 2003 decreased by $400, or 3.6%, to $10,838, which represented 24.5% of net sales, from $11,238, which represented 25.1% of net sales, for the second quarter of 2002.  The decrease in gross profit percentage was primarily due to minor differences in shipment timing and product mix when compared to the second quarter of 2002.

Operating expenses: Operating expenses for the second quarter of 2003 increased by $647, or 8.5%, to $8,223, representing 18.6% of net sales, from $7,576, representing 16.9% of net sales, for the second quarter of 2002.  The increase in operating expenses was due to higher than usual bad debt expense, which management believes is a symptom of the general downturn in the air filtration industry.

Nonoperating income (expense):  Nonoperating income for the second quarter of 2003 increased by $2,537, or 171.3%, to $1,056, representing 2.4% of net sales, from $(1,481), representing (3.3%) of net sales, for the second quarter of 2002.  This increase was primarily attributable to (i) a reduction in interest expenses and bank fees resulting from the Company’s renegotiation of its revolving working capital facility, as well as decreased amounts outstanding on these facilities; and (ii) settlement of a lawsuit with a vendor (see “Legal Proceedings”).

Provision for income taxes:  Our income tax provision for the second quarter of 2003 was approximately 38.4% of pre-tax earnings, compared to approximately 40% for the second quarter of 2002. We expect our tax provision to vary between 37% and 40%, depending on the timing of state tax incentives, proportions of foreign sales, and changes in apportionment related to timing differences between shipments to various states.

Results of Operations for Six Months Ended June 30, 2003 Compared to June 30, 2002

The following table summarizes our results of operations as a percentage of net sales for the six months ended June 30, 2003 and 2002.

	Six Months Ended
	June 30,
	2003		2002

Net sales	$ 87,311	100.0%	$ 87,221	100.0%
Gross Profit	20,298	23.2	19,952	22.9
Operating expenses	15,572	17.8	14,559	16.7
Operating income	4,726	5.4	5,393	6.2
Nonoperating income (expense)	788	0.9	(2,422)	(2.8)
Provision for income taxes	1,610	1.8	1,188	1.4
Net earnings	3,904	4.5	1,783	2.0

Net sales: Net sales for the first half of 2003 increased by $90, or .1%, to $87,311 from $87,221 for the first half of 2002.  Sales were basically constant. The loss of approximately $2,400 in sales from our Tidewater subsidiary, which was sold at the end of December 2002, and what appears to be a continued downturn in the air filter market were offset by the capture of additional market share reflected in orders from new customers, and normal differences in the timing and receipt of orders and shipments.

Gross Profit: Gross profit for the first half of 2003 increased by $346, or 1.7%, to $20,298, which represented 23.2% of net sales, from $19,952, which represented 22.9% of net sales, for the first half of 2002.  The increase in gross profit percentage was principally attributable to minor differences in product mix and the timing of shipments. Other factors include cost reduction programs implemented during 2002, which included:

  Expanded facilities in Tijuana, which were brought fully online.

  Reductions in direct labor force headcount.

Operating expenses: Operating expenses for the first half of 2003 increased by $1,013, or 7.0%, to $15,572, representing 17.8% of net sales, from $14,559, representing 16.7% of net sales, for the first half of 2002.  The increase in operating expenses was due to higher than usual bad debt expense, which management believes is a symptom of the general downturn in the air filtration industry, and increased outbound freight expenses associated with higher fuel costs.

Nonoperating income (expense):  Nonoperating income for the first half of 2003 increased by $3,210 to income of $788, representing .9% of net sales, from an expense of $(2,422), representing (2.8)% of net sales, for the first half of 2002.  This increase was primarily attributable to (i) a reduction in interest expenses and bank fees resulting from the Company’s renegotiation of its revolving working capital facility, as well as decreased amounts outstanding on these facilities; and (ii) settlement of a lawsuit with a vendor (see “Legal Proceedings”).

Provision for income taxes:  Our income tax provision for the first half of 2003 included one-time tax credits and adjustments of $538.  Excluding these one-time credits and adjustments, our provision for the first half of 2003 was a blended state and federal rate of approximately 39% of pre-tax earnings, compared to 40% for the first half of 2002.

Liquidity and Capital Resources

Our working capital was approximately $41,796 at June 30, 2003, compared to approximately $41,389 at December 31, 2002. This includes cash and cash equivalents of $821, at June 30, 2003 and $2,806 at December 31, 2002.

Our trade receivables decreased $1,607, or 4.7%, to $32,424 at June 30, 2003, from $34,031 at December 31, 2002. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 67 days at June 30, 2003 and 63 days at December 31, 2002. These ratios for days sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.

Inventories increased $6,390, or 23.6%, to $33,518 at June 30, 2003 from $27,128 at December 31, 2002. During the second quarter we increased inventories in anticipation of our seasonally stronger third quarter. Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out labor requirements. Inventories are expected to decrease during the second and third quarters as our busy season eases.

Our continuing operations generated $2,361 and $2,275 of cash during the second quarters of 2003 and 2002, respectively.  Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first quarter and first part of the second quarter.  Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash during our first and second quarters because of increases in inventory.  Our financing activities used $2,059 of cash during the second quarter of 2003, primarily consisting of payments on debt.  Our investing activities consumed $894 of cash during the second quarter of 2003, primarily used to purchase property and equipment.

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

On September 22, 2000, the Board of Directors authorized the repurchase of up to two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of July 24, 2003, approximately 575,000 shares had been repurchased in the open market under this authorization.

Outlook

Unit shipments for the first half of 2003 were up compared to the first half of 2002, despite basically flat sales. This, along with other indications that we have successfully increased our market share during the past year, indicates there is a trend toward replacing higher-performance pleated filters with less expensive spun-glass filters. This trend, which became noticeable during the first quarter of 2003, continued through the second quarter. While we believe this trend will reverse as the economy, and specifically the job market, recover, it could have a negative short-term impact on our revenues and operating margins, as higher-dollar and higher-margin sales are replaced by less expensive products.

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

  shipping coordination

  marketing,

  accounting,

  personnel management,

  risk management, and

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

Management Controls a Significant Percentage of Our Stock

As of July 24, 2003, our directors and executive officers beneficially held approximately 42.9% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 4,509,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $7.50 per share. The majority of these options are currently exercisable.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

The fair value of the Company's total long-term debt, including capital leases and current maturities of long-term debt, at June 30, 2003 was approximately $31,051. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at June 30, 2003. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  The tax effected fair market value of the interest rate swap of $1,400 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. Risks due to changes in foreign currency exchange rates are negligible, as the preponderance of our foreign sales occur over short periods of time or are demarcated in U.S. dollars.

Item 4.

Controls and Procedures

(a) Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in  Rules 13a-1(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our  Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Flanders Corporation, including our consolidated subsidiaries.

(b) In addition, there were no significant changes in our internal controls that could significantly affect these controls during the quarter.  We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore, there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

We have settled our lawsuit (U.S. District Court for the Eastern District of North Carolina, Case No. 4-99-CV-93-H(3)), with a supplier of urethane sealant used in some of our HEPA filtration products.  The settlement was in full resolution of the issues subject to the lawsuit and we provided a complete release of the supplier in exchange for a cash payment.

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

Item 3.

Defaults Upon Senior Securities - None.

Item 4.

Submission of Matters to a Vote of Security Holders - None.

Item 5.

Other Information - None

Item 6.

Exhibits and Reports on Form 8-K

(a)

Exhibits

Exhibit No.

Description

31

Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

31

Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)

Reports on Form 8-K

April 23, 2003 – Report on 8-K – Item 5.  Other Event – Earnings Release for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 24th day of July, 2003.

FLANDERS CORPORATION

By:     /s/ Robert R. Amerson

Robert R. Amerson

President, Chief Executive Officer and Director

By:     /s/ Steven K. Clark

Steven K. Clark

Chief Operating Officer, Vice President/Chief Financial Officer,

Principal Accounting Officer and Director

Exhibit 31

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s  internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  July 24, 2003.

_________________________________________

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)

Disclosed in this report any change in the registrant’s  internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date:  July 24, 2003.

_________________________________________

Steven K. Clark

Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Flanders Corporation (the "Company"), on Form 10-Q for the quarter ended June 30, 2003, we hereby certify, solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.

The quarterly report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  July 24, 2003.

__________________________________________

Robert R. Amerson

President and Chief Executive Officer

__________________________________________

Steven K. Clark

Chief Financial Officer