Form 10-Q
period 2003-10-23
FLANDERS CORP
filed 2003-10-23
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission File No.   0-27958

FLANDERS CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization.) 2399 26th Avenue North, St. Petersburg, Florida (Address of principal executive offices)	13-3368271 (IRS Employer ID Number) 33713 (Zip Code)

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

YES

NO

X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 23, 2003.

26,052,073 shares of common stock, par value $.001 per share

(Title of Class)

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED September 30, 2003

PART I - FINANCIAL INFORMATION

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for September 30, 2003 (unaudited) and

December 31, 2002

Consolidated Condensed Statements of Earnings (unaudited) for the three and nine months ended September 30, 2003 and 2002

Consolidated Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2003 (unaudited) and the year ended December 31, 2002

Consolidated Condensed Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2003 and 2002

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

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
ASSETS	2003	2002
	(unaudited)
Current assets
Cash and cash equivalents	$ 1,084	$ 2,806
Receivables:
Trade, less allowance:
9/30/2003 $2,611; 12/31/2002 $2,240	38,249	34,031
Other	246	295
Inventories	33,404	27,128
Deferred taxes	1,793	1,793
Other current assets	1,298	1,290
Total current assets	76,074	67,343
Related party receivables	431	433
Property and equipment, less accumulated depreciation: 9/30/2003
$ 45,681; 12/31/2002 $40,264	68,515	70,407
Intangible assets, less accumulated amortization: 9/30/2003
$602; 12/31/2002 $484	919	1,013
Other assets	1,756	2,475
	$ 147,695	$ 141,671
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 2,525	$ 2,498
Accounts payable	11,426	13,797
Accrued expenses	18,297	9,659
Total current liabilities	32,248	25,954
Long-term capital lease obligations, less current maturities	2,923	3,134
Long-term debt, less current maturities	23,725	29,843
Long-term liabilities, other	2,027	2,157
Deferred taxes	7,707	7,655
Commitments and contingencies
Stockholders' equity
Preferred stock, no par value, 10,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,052 and 26,033 shares in September 2003 and
December 2002, respectively	26	26
Additional paid-in capital	90,419	90,331
Notes receivable - secured by common shares	(8,943)	(8,695)
Accumulated other comprehensive loss	(1,216)	(1,294)
Retained deficit	(1,221)	(7,440)
	79,065	72,928
	$ 147,695	$ 141,671

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net sales	$ 50,189	$ 50,136	$ 137,500	$ 137,357
Cost of goods sold	38,302	39,248	105,315	106,517
Gross profit	11,887	10,888	32,185	30,840
Operating expenses	8,311	7,965	23,883	22,524
Operating income	3,576	2,923	8,302	8,316
Nonoperating income (expense):
Other income, net	211	415	1,972	688
Interest expense	(525)	(1,364)	(1,498)	(4,059)
	(314)	(949)	474	(3,371)

Earnings before income taxes	3,262	1,974	8,776	4,945
Provision for income taxes	947	790	2,557	1,978

Net earnings	$ 2,315	$ 1,184	$ 6,219	2,967
Net earnings per share
Basic	$ 0.09	$ 0.05	$ 0.24	$ 0.11
Diluted	$ 0.09	$ 0.05	$ 0.24	$ 0.11
Weighted average common shares outstanding
Basic	26,006	26,033	26,024	26,033
Diluted	10.0pt">26,433	26,033	26,190	26,034

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive (Loss)	Retained Earnings / (Deficit)	Total
Balance, January 1, 2002	$26	$ 90,331	$ (8,326)	$ (654)	$ 15,502	$ 96,879
Accrued interest on notes receivable secured by common shares			(369)	-	-	(369)
Comprehensive income (loss)
Net loss	-	-	-	-	(22,942)	(22,942)
Loss on cash flow hedges	-	-	-	(640)	-	(640)
Total comprehensive loss	-	-	-	-	-	(23,582)
Balance, December 31, 2002	26	90,331	(8,695)	(1,294)	(7,440)	72,928
Accrued interest on notes receivable secured by common shares (unaudited)	-	-	(248)	-	-	(248)
Purchase & Retirement of Common Shares	(1)	(183)	-	-	-	(184)
Common Shares issued from exercise of stock options	1	271	-	-	-	272
Comprehensive income (loss)
Net earnings (unaudited)	-	-	-	-	6,219	6,219
Loss on cash flow hedges (unaudited)	-	-	-	78	-	78
Total comprehensive income (unaudited)						6 ,297
Balance, September 30, 2003 (unaudited)	$ 26	$ 90,419	$ (8,943)	$ (1,216)	$ (1,221)	$ 79,065

 FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$ 2,666	$ 4,098	$ 7,968	$ 6,896
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(980)	(393)	(3,578)	(2,887)
Proceeds from sale of property and equipment	18	1,606	88	1,638
Proceeds (Payments) from notes receivables	(3)	(83)	1	(16)
(Increase) Decrease in other assets	171	(33)	22	(39)
Net cash used in investing activities	(794)	1,097	(3,467)	(1,304)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(582)	(1,065)	(1,734)	(1,728)
Net payments from revolving credit agreement	(1,296)	(3,635)	(4,711)	(4,128)
Payment of debt issuance costs	(3)	-	(50)	-
Proceeds from exercise of stock options	272	-	272	-
Net cash used in financing activities	(1,609)	(4,700)	(6,223)	(5,856)
Net increase (decrease) in cash and cash equivalents	263	495	(1,722)	(264)
CASH AND CASH EQUIVALENTS
Beginning of period	821	3,119	2,806	3,878
End of period	$ 1,084	$ 3,614	$ 1,084	$ 3,614
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ 168	$ 161	$ 482	$ 245
Interest	$ 887	$ 1,303	$ 1,455	$ 4,118

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Capital lease obligations incurred for property
and equipment	$ -	$ -	$ 215	$ -
Note receivable in lieu of accounts receivable trade	$ -	$ -	$ 149	$ -

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note A.

Nature of Business and Interim Financial Statements

Nature of business:

The Company designs, manufactures and markets air filters and related products, and is focused on providing  environmental filtration systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors and pharmaceuticals. The Company also designs and manufactures much of its own production equipment to automate processes to decrease labor costs associated with its standard products. The Company also produces various glass-based air filter media for many of its products.   The vast majority of the Company’s current revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

The Company sells some products for end users outside of the United States through domestic specialty clean room contractors.  These sales are accounted for as domestic sales.  The Company also sells products through foreign distributors, primarily in Europe, and a wholly owned subsidiary, which sells to customers in the Far East.  Sales through foreign distributors and its wholly owned foreign subsidiary total less than 5% of net sales.  Assets held outside the United States are negligible.

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2002.  In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows.  The results of operations and cash flows for the three, six and nine months ended September 30, 2003 may not be indicative of the results that may be expected for the year ending December 31, 2003.

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

As of September 30, 2003, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2002	$ (1,294)
Net change during the period related to cash flow hedges	78
Balance at September 30, 2003	$ (1,216)

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

Principles of consolidation:

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Superior Diecutting, Inc. of which 50% is owned by two officers and directors and 50% is owned by other shareholders unrelated to the Company or any of its officers and directors.  In accordance with FIN 46, Consolidation of Variable Interest Entities, the Company has consolidated Superior Diecutting, Inc., which has been determined to be a variable interest entity of which the Company is a primary beneficiary.  Superior Diecutting, Inc. provides custom die cuts and inserts to the Company.  Substantially all of the assets of Superior Diecutting, Inc. have been pledged as collateral in the financing agreements with Fleet Capital Corporation.  Creditors of Superior Diecutting, Inc. have no recourse to the general assets of the Company.

Nature of Business and Interim Financial Statements - continued

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133."  The tax affected fair market value of the interest rate swaps of $1,216 at September 30, 2003 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses.  Advertising costs for the quarters ended September 30, 2003 and 2002 were, $449 and $473, respectively.

Note B.

Inventories

Inventories consist of the following at September 30, 2003 and December 31, 2002:

	9/30/2003	12/31/2002

Finished goods	$ 14,708	$ 13,579
Work in progress	3,429	1,954
Raw materials	16,735	12,710
	34,872	28,243
Less allowances	1,468	1,115
	$ 33,404	$ 27,128

Note C.

Stock Options and Warrants

The following table summarizes the activity related to all Company stock options and warrants for the nine months ended September 30, 2003 and the year ended December 31, 2002:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2002	540	4,698	$8.40 - 14.73	$1.88 - 8.50	$ 10.04	$ 4.89
Granted	-	240	-	1.50 - 2.36	-	1.69
Exercised	-	-	-	-	-	-
Canceled or expired	(540)	(339)	8.40 - 14.73	1.88 - 8.50	10.04	4.26
Outstanding at December 31, 2002	-	4,599	-	1.50 - 7.50	-	4.76
Granted	-	165	-	1.65 - 4.37	-	2.96
Exercised	-	(71)	-	2.50 - 3.94	-	3.53
Canceled or expired	-	(160)	-	1.50 - 5.38	-	4.43
Outstanding at September 30, 2003	-	4,533	-	$1.50 - 7.50	$ -	$ 4.73
Exercisable at September 30, 2003	-	4,408	-	$1.65 - 7.50	$ -	$ 4.86

The warrants and options expire at various dates ranging from December 2003 through December 2008.

At September 30, 2003, the Company has three stock-based employee compensation plans, all of which have been approved by our shareholders.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2003 and 2002:  Dividend rate of 0%; risk-free interest rate of 2.83% and 4.30%, respectively; expected lives of 5 years; and expected price volatility of 84% and 71%, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net earnings (loss), as reported	$ 2,315	$ 1,184	$ 6,219	$ 2,967

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(151)	-	(324)	(247)

Pro forma net earnings (loss)	$ 2,164	$ 1,184	$ 5,895	$ 2,720

Weighted-average common shares outstanding used for calculation of basic earnings per share	26,006	26,033	26,024	26,033

Total shares used for calculation of diluted net earnings per share	26,433	26,033	26,190	26,034

Basic earnings per share:
As reported	$ .09	$ .05	$ .24	$ .11
Pro forma	$ .08	$ .05	$ .23	$ .10

Diluted earnings per share:
As reported	$ .09	$ .05	$ .24	$ .11
Pro forma	$ .08	$ .05	$ .23	$ .10

Note D.

Litigation

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

Item2.    Management's Discusion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented in "Item 1 – Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 31, 2002. The information set forth in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties.  Many factors, including those discussed below under "Factors That May Affect Future Results" and “Outlook” could cause actual results to differ materially from those contained in the forward-looking statements below.

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

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments.  We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries.  If the financial condition of our customers were to deteriorate, additional allowances may be required.

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

Poor operating performance of the business activities related to intangible assets or long-lived assets could result in future cash flows of these assets declining below carrying values, which could require a write-down of the carrying value of these assets, which would adversely affect operating results.

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

Results of Operations for Three Months Ended September 30, 2003 Compared to September 30, 2002

The following table summarizes our results of operations as a percentage of net sales for the three months ended September 30, 2003 and 2002.

	Three Months Ended
	September 30,
	2003		2002

Net sales	$ 50,189	100.0%	$ 50,136	100.0%
Gross profit	11,887	23.7	10,888	21.7
Operating expenses	8,311	16.6	7,965	15.9
Operating income	3,576	7.1	2,923	5.8
Nonoperating income (expense)	(314)	(0.6)	(949)	(1.9)
Provision for income taxes	947	1.9	790	1.6
Net earnings	2,315	4.6	1,184	2.4

Net sales: Net sales for the third quarter of 2003 increased by $53, or 0.1%, to $50,189 from $50,136 for the third quarter of 2002.  Comparable sales, which exclude approximately $1,200 of revenues from the sale of our Tidewater subsidiary in December 2002, increased approximately $1,253, or 2.6%.  The air filtration market continues to be weak, particularly in our industrial product lines; our primary customers for our industrial products are manufacturing companies, and the U.S. manufacturing sector continued its decline during the quarter, despite the general economic turnaround.  We have been relatively successful in expanding our customer base for our industrial and wholesale products, and believe we have captured additional share during the current manufacturing downturn.  These declines in industrial and commercial filter sales during the quarter were balanced by increases in sales through retailers.

Gross Profit: Gross profit for the third quarter of 2003 increased by $999, or 9.2%, to $11,887, which represented 23.7% of net sales, from $10,888, which represented 21.7% of net sales, for the third quarter of 2002.  The increase in gross profit percentage was primarily due to the implementation of some of the Company’s cost saving initiatives and benefits from its vertical integration.

Operating expenses: Operating expenses for the third quarter of 2003 increased by $346, or 4.3%, to $8,311, representing 16.6% of net sales, from $7,965, representing 15.9% of net sales, for the third quarter of 2002.  The increase in operating expenses was due to higher than usual bad debt expense, which management believes is a symptom of the general downturn in the air filtration industry.

Nonoperating income (expense):  Nonoperating expenses for the third quarter of 2003 decreased by $635, or 66.9%, to ($314), representing (.6%) of net sales, from $(949), representing (1.9%) of net sales, for the third quarter of 2002.  This decrease was primarily attributable to a reduction in interest expenses and bank fees resulting from the Company’s renegotiation of its revolving working capital facility, as well as decreased amounts outstanding on these facilities.

Provision for income taxes:  Our income tax provision for the quarter ended September 30, 2003 included one-time tax credits and adjustments.  Excluding these one-time credits and adjustments, our provision for the three months of 2003 was a blended state and federal rate of approximately 39% of pretax earnings compared to 40% for the three months of 2002.

Results of Operations for Nine Months Ended September 30, 2003 Compared to September 30, 2002

The following table summarizes our results of operations as a percentage of net sales for the nine months ended September 30, 2003 and 2002.

	Nine Months Ended
	September 30,
	2003		2002

Net sales	$ 137,500	100.0%	$ 137,357	100.0%
Gross profit	32,185	23.4	30,840	22.5
Operating expenses	23,883	17.4	22,524	16.4
Operating income	8,302	6.0	8,316	6.1
Nonoperating income (expense)	474	0.3	(3,371)	(2.5)
Provision for income taxes	2,557	1.9	1,978	1.4
Net earnings	6,219	4.5	2,967	2.2

Net sales: Net sales for the nine months of 2003 increased by $143, or 0.1%, to $137,500 from $137,357 for the first nine months of 2002.  The loss of approximately $3,600 in sales from our Tidewater subsidiary, which was sold at the end of December 2002, and what appears to be a continued downturn in the air filter market, were offset by the capture of additional market share reflected in orders from new customers, and normal differences in the timing and receipt of orders and shipments.

Gross Profit: Gross profit for the nine months of 2003 increased by $1,345, or 4.4%, to $32,185, which represented 23.4% of net sales, from $30,840, which represented 22.5% of net sales, for the nine months of 2002.  The increase in gross profit percentage was principally attributable to some of the Company’s cost saving initiatives and benefits from its vertical integration.

Operating expenses: Operating expenses for the nine months of 2003 increased by $1,359, or 6.0%, to $23,883 representing 17.4% of net sales, from $22,524, representing 16.4% of net sales, for the nine months of 2002.  The increase in operating expenses was due to higher than usual bad debt expense, which management believes is a symptom of the general downturn in the air filtration industry, and increased outbound freight expenses associated with higher fuel costs.

Nonoperating income (expense):  Nonoperating income (expense) for the nine months of 2003 increased by $3,845 to income of $474, representing 0.3% of net sales, from an expense of $(3,371), representing (2.5)% of net sales, for the nine months of 2002.  This increase was primarily attributable to (i) a reduction in interest expense and bank fees resulting from the Company’s renegotiation of its revolving working capital facility, as well as decreased amounts outstanding on these facilities; and (ii) settlement of a lawsuit with a vendor during our second quarter.

Provision for income taxes:  Our income tax provision for the nine months of 2003 included one-time tax credits and adjustments.  Excluding these one-time credits and adjustments, our provision for the nine months of 2003 was a blended state and federal rate of approximately 39% of pre-tax earnings, compared to 40% for the nine months of 2002.

Liquidity and Capital Resources

Our working capital was approximately $43,826 at September 30, 2003, compared to approximately $41,389 at December 31, 2002. This includes cash and cash equivalents of $1,084, at September 30, 2003 and $2,806 at December 31, 2002.

Our trade receivables increased $4,218, or 12.4%, to $38,249 at September 30, 2003, from $34,031 at December 31, 2002. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 72 days at September 30, 2003 and 63 days at December 31, 2002. These ratios for day’s sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.

Inventories increased $6,276, or 23.1%, to $33,404 at September 30, 2003 from $27,128 at December 31, 2002. During the third quarter we maintained a higher level of inventories to avoid product shortages.  The Company was able to maintain its on-time delivery and in stock percentages during the busiest time of the year.  Larger inventories also help smooth out labor requirements. Inventories are expected to decrease during the fourth quarter as our busy season eases.

Our continuing operations generated $2,666 and $4,098 of cash during the third quarters of 2003 and 2002, respectively.  Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first quarter and first part of the third quarter.  Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash during our second and third quarters because of increases in inventory.  Our financing activities used $1,609 of cash during the third quarter of 2003, primarily consisting of payments on debt.  Our investing activities consumed $794 of cash during the third quarter of 2003, primarily used to purchase property and equipment.

We currently have a credit facility with Fleet Capital Corporation.  The $40 million facility consists of a $7 million term loan and a $33 million revolving credit line, both of which expire on October 17, 2007. The term loan bears interest, at our option, at either (i) LIBOR plus between 2.5% and 3%, dependent on the Company's fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or Fleet's base rate, plus between 0.5% and 1%, dependent on the Company's fixed charge coverage during the prior twelve months. The Company qualified for a rate reduction to 0.5% during October 2003.  The $33 million revolving credit facility bears interest at 0.25% less than the term loan. Up to $11 million of the revolving credit facility may be used to issue letters of credit. The facility is collateralized by substantially all of the Company's assets. The line of credit agreement requires maintenance of certain financial ratios, and restricts capital expenditures, dividends and share repurchases.  There are no prepayment penalties on any of the credit facilities with Fleet Capital Corporation.

In connection with the working capital credit facility and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, restricting capital expenditures to less than $5,250 per year, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio.

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

On September 22, 2000, the Board of Directors authorized the repurchase of up to two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of October 23, 2003, approximately 575,000 shares had been repurchased in the open market under this authorization.

Outlook

Unit shipments for the nine months of 2003 were up compared to the nine months of 2002, despite basically flat sales. This, along with other indications that we have successfully increased our market share during the past year, indicates there is a trend toward replacing higher-performance pleated filters with less expensive filters. This trend, which became noticeable during the first quarter of 2003, continued through the third quarter. While we believe this trend will reverse as the economy, and specifically the job market, recover, it continues to have a negative short-term impact on our revenues and operating margins, as higher-dollar and higher-margin sales are replaced by less expensive products.

The U.S. manufacturing sector, which are the major users for most of our wholesale and industrial air filtration products, continued to shrink through the third quarter of 2003, and may continue to do so.  This has resulted in intensifying competition among companies supplying products to manufacturers.  We believe wholesale and industrial filter companies are experiencing a wave of consolidation, as weaker companies try to compete in a shrinking market created by the current, difficult manufacturing climate.  We anticipate that our financial stability, manufacturing capacity and delivery performance will enable us to acquire a leading market position in industrial and wholesale filter products as this process continues.

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

During the past three years, we introduced air filtration products which use the Arm &Hammer® brand name. We have recently completed the introduction of antimicrobial air filtration products using the Lysol™ brand name. These products are expected to contribute to our expansion in the retail marketplace, but the extent to which they will do so, and their impact on the bottom line, is currently indeterminable.

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

Our most common products, in terms of both unit and dollar volume, are residential throw-away spun-glass filters, which usually sell for prices under $1.00.  Any increase in consumer concern regarding air pollution, airborne pollens, allergens, and other residential airborne contaminants could result in replacement of some of these products with higher value products.  Our higher value products include our NaturalAire higher-efficiency filters for residential use, and our Lysol™ and Arm &Hammer® co-branded products, with associated sales prices typically over $5.00 each.  Any such trend would have a beneficial effect on our business.  If our residential air cleaners are successful, we believe replacement filter sales, and the increased awareness of indoor air quality engendered by the simple presence of the air cleaners, will help to create and/or accelerate this trend.

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

Our Market Share May Not Continue to Increase if We are Unable to Acquire Additional Synergistic Businesses

In the past several years we have significantly increased our market share by acquiring synergistic businesses. Although we intend to continue to increase our market share in this manner, we have no assurance that future acquisition opportunities will be available, and do not anticipate that future acquisitions will be of a size that would result in immediate significant increases in the size of our business.  Additionally, in the future we may not have access to the substantial debt or equity financing to finance potential acquisitions.  Moreover, these types of transactions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and other acquisition-related expenses, all of which could adversely affect our profitability or cash flows.  Our strategy of growth through acquisition also exposes us to the potential risks inherent in assessing the value, strengths, weaknesses, and potential profitability of acquisition candidates and in integrating the operations of acquired companies. We do not currently have any binding agreements with respect to future acquisitions.

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

Our Success Depends on Our Ability to Retain and Attract Key Personnel

Our success and future operating results depend in part upon our ability to retain our executives and key personnel, many of who would be difficult to replace.  Our success also depends on our ability to attract highly qualified engineering, manufacturing, technical, sales and support personnel for our operations.  Competition for such personnel, particularly qualified engineers, is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Our failure to attract or retain such persons could have a material adverse effect on our business, financial condition and results of operations.

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

Management Controls a Significant Percentage of Our Stock

As of October 23, 2003, our directors and executive officers beneficially held approximately 42.9% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 4,533,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $7.50 per share. The majority of these options are currently exercisable.  The exercise of these options may result in the issuance of stock at prices lower than we might otherwise be able to obtain.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

The fair value of the Company's total long-term debt, including capital leases and current maturities of long-term debt, at September 30, 2003 was approximately $29,173. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at September 30, 2003. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  The tax effected fair market value of the interest rate swap of $1,216 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. Risks due to changes in foreign currency exchange rates are negligible, as the preponderance of our foreign sales occur over short periods of time or are demarcated in U.S. dollars.

Item 4.

Controls and Procedures

(a) Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in  Rules 13a-1(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our  Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to Flanders Corporation, including our consolidated subsidiaries, and was made known to them by others within those entities, particularly during the period when this report was being prepared.

(b) In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter.  We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore, there were no corrective actions taken.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time, we are a party to various legal proceedings incidental to our business.  None of the current proceedings in which we are involved are material to our business, operations or financial condition.

Item 2.    Changes in Securities and the Use of Proceeds - None

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

(b)    Reports on Form 8-K

July 24, 2003 – Report on 8-K – Item 5.  Other Event – Earnings Release for the quarter ended June 30, 2003.

August 21, 2003 – Report 8-K – Item 5.  Other Event – Reported appointment of Board member.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 23rd day of October, 2003.

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

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and;

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

Date:  October 23, 2003.

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

(b)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and;

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

Date:  October 23, 2003.

_________________________________________

Steven K. Clark

Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Flanders Corporation (the "Company"), on Form 10-Q for the quarter ended September 30, 2003, we hereby certify, solely for the purpose of complying with 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

1.

The quarterly report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the quarterly report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  October 23, 2003.

__________________________________________

Robert R. Amerson

President and Chief Executive Officer

__________________________________________

Steven K. Clark

Chief Financial Officer