Form 10-K
FLANDERS CORP
filed 2004-02-24
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                                                        (Mark One)

                                                        [X]

                                                      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                           For the year ended December 31, 2003

or

                                                        [   ]

                                                      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                                         For the transition period from ___________________ to ____________________

                                         Commission File Number 0-27958

                           FLANDERS CORPORATION

                                      (Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	13-3368271 (IRS Employer ID Number)
2399 26th Avenue North, St. Petersburg, FL (Address of principal executive offices)	33734 (Zip Code)

                                                      Registrants telephone number, including area code:  (727) 822-4411

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

YES___

NO   X

As of February 23, 2004, the number of shares outstanding of the registrants common stock was 26,151,846 shares.

Documents incorporated into this report on Form 10-K by reference: None.

FLANDERS CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2003

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

Item 9A.

Controls and Procedures

PART III

Item 10.

Directors and Executive Officers of the Registrant

Item 11.

Executive Compensation

Item 12.

Security Ownership of Certain Beneficial Owners and Management

Item 13.

Certain Relationships and Related Transactions

Item 14.

Principal Accountant Fees and Services

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants

*F-2

Consolidated Balance Sheets

F-3

Consolidated Statements of Operations

F-4

Consolidated Statements of Stockholders’ Equity

F-6

Consolidated Statements of Cash Flows

F-7

Notes to Consolidated Financial Statements

F-9

Report of Independent Certified Public Accountants on Schedule

F-30

Financial Statement Schedule

F-31

*The report of Grant Thornton, which is limited to the statements of operations, stockholders’ equity and cash flows for the year ended 2001, which was previously provided by Grant Thornton in prior filings, is not included herein.

PART I

Item 1.

Business

OVERVIEW

We design, manufacture and market air filters and related products, and are focused on providing complete environmental filtration systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors and pharmaceuticals. Currently, we believe, based on available trade and industry data, that we are one of the largest domestic manufacturers of air filters that are utilized by many industries including those associated with commercial and residential heating, ventilation and air conditioning systems (commonly known as “HVAC” systems), semiconductor manufacturing, ultra-pure materials, nuclear power and materials processing, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. We also design and manufacture much of our own production equipment to automate our processes in order to decrease labor costs associated with our standard products. Additionally, we produce glass-based air filter media for many of our products.  Our customers include Abbott Laboratories, The Home Depot, Inc., Motorola, Inc., Merck & Co., Inc., Upjohn Co., Wal-Mart Stores, Inc., Westinghouse Electric Corp., and several large computer chip manufacturers.

The majority of our revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

GENERAL DEVELOPMENT OF BUSINESS

Flanders Corporation was originally incorporated on July 2, 1986 in the State of Nevada, but is currently incorporated in the State of North Carolina.  Our principal executive offices are currently located at 2399 26th Avenue North, St. Petersburg, FL 33734.  The Company’s internet website address is www.flanderscorp.com.  The information contained on our website is not part of our reports with the Securities and Exchange Commission and is not incorporated by reference into this report.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments thereto, are available free of charge on the Company’s website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This annual report, including all documents incorporated herein by reference, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “anticipate” or similar expressions.  These forward-looking statements are based largely on the current expectations of management and are subject to a number of risks and uncertainties.  Actual results could differ materially from these forward-looking statements.  In addition to the other risks described in the “Factors That May Affect Future Results” discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this annual report, important factors to consider in evaluating such forward-looking statements include risks associated with demand for our products, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology.  In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur.  Accordingly, readers should not place undue reliance on forward-looking statements.  The forward-looking statements speak as of the date of this report and we do not undertake any obligation to revise or update the forward-looking statements.

STRATEGY

We have embarked on a program to increase earnings, and hence shareholder value, by improving our operating efficiency.  We are seeking to grow at rates in excess of our market’s general rate of growth, primarily through the introduction of qualitatively superior new products to our major marketplaces through existing customers.

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

Most currently available air filters for commercial, industrial and residential use are primarily useful for protecting motors, coils and other mechanical components from airborne grease condensation and other contaminants which reduce the life and energy-efficiency of the HVAC equipment and have little or no effect on reducing airborne contamination which may be harmful to humans.  In fact, standard pleated filters, even those with “high-MERV” ratings, offer no appreciable benefit in terms of better air quality for the inhabitants than the cheapest spun-glass filters.  These pleated filters are accompanied by increased heating and cooling costs caused by the decreased amount of air flowing through the system, and decreased efficiency, which may be accompanied by more frequent equipment breakdowns as equipment is stressed by attempting to push higher volumes of air through “tighter” filters.  Our new products are designed to offer end-users substantial and measurable benefits to health and productivity through substantially cleaner air, and are properly engineered to reduce detrimental effects on equipment life.

Co-branding with major name-brands. During the past four years, we have developed and co-marketed products which utilize, and are branded with, Church and Dwight’s Arm&Hammer® products, and Reckit Benkiser’s Lysol™. We believe the brand-name recognition associated with these products will enable us to gain entrance with major retailers who are not currently our customers or to increase the number of our products carried by current customers who only carry portions of our product line.  We will continue to look for appropriately branded technologies which might produce similarly beneficial products and branding opportunities.

Security Products for Government Buildings and Commercial Office Buildings.  We have adapted our containment control technology to be used in “hardening” government facilities, large commercial office buildings and public venues against anthrax attacks and other bioterrorist incidents.  While these systems do not offer complete protection against bioterrorist attacks, any credible multi-layered defense requires HEPA filtration and related technologies adapted to the unique requirements of these facilities.  Marketing for these products will include analysis and diagnostic services offered through our IAQ (Indoor Air Quality) Diagnostic Group, adapted sales literature, technical seminars and electronic multimedia presentations.

IMPROVE OPERATING EFFICIENCY

Centralize Overhead Functions. During 2003, we continued our ongoing programs to centralize functions and eliminate duplication of efforts between subsidiaries in the following areas: purchasing, production planning, shipping coordination, accounting and personnel management, risk management and benefit plan administration.

Complete Vertical and Systems Integration.  During the past five years, we have continued to complete the development and redesigning of numerous systems and products which were only partially completed when we acquired the companies which originally claimed to have fully developed them. These products include the automated machinery necessary for high-speed production of our pleated filters, acquired with Precisionaire, and the mass-production processes for bonded carbon high-mass zero-density products. We have also completed systems integration efforts which were only partially in place when the companies were acquired, particularly including inventory shop-floor control, procurement oversight, and financial reporting systems at Precisionaire. We believe that complete dissemination and duplication of these products and systems throughout Flanders will result in further gains in operating efficiency and augment our bottom line.

Strategic Acquisitions. We continue to search for opportunities to acquire new businesses, although our criteria for evaluating these businesses has moved toward acquiring raw material suppliers, distributors and regional resellers, and away from acquiring competing air filter manufacturers in the United States.  We will continue to search for opportunities to acquire companies in Europe and the Pacific Rim to expand our technologies in these geographic areas.  We are looking for potential acquisitions with the following characteristics:  (i) dominant positions in local or regional markets, (ii) a stable customer base distinct from our existing customers, and (iii) a history of consistent and healthy earnings.  Acquiring resellers and distributors with these characteristics allows us to increase operating margins by removing at least one layer of “middlemen,” and their compounding mark-ups and commissions from the sales and distribution process, allowing us to earn higher margins while maintaining competitive pricing with end users. At the present time, we do not have any binding agreements with respect to future acquisitions.

Optimization of Mature Products.  Now that we have completed the rationalization and consolidation of our product lines, we should be able to stabilize designs and complete efficiency studies on our manufacturing processes and supply chains which should enable us to duplicate our most successful processes across all plants.

INCREASE MARKET SHARE

Use Strategically Located Facilities Throughout the United States to Increase Market Share. Through acquisition and the establishment of new plants, we have placed facilities within one day’s over-the-road shipping to most major population centers in the United States.  We believe this ability to regionalize production and distribution has improved our business in several ways:  (i) decreased cost of products to customers by reducing the average distance between our plants and both our customers and our major raw materials suppliers, hence decreasing freight expenses; (ii) increased responsiveness by decreasing the average time required to ship products to customers; and (iii) increased our share of national accounts’ total business by having manufacturing facilities in closer proximity to customers’ regional distribution centers.  The ability to service all major population centers with regional manufacturing centers is critical for our business, allowing us to compete on price against less broadly based competitors without sacrificing margins as well as the ability to respond more rapidly than most of our competition.

Continued Emphasis on Quality and Performance.  A continued emphasis on product quality and on-time shipments has allowed us to capture market share in serving several industries in recent years.   We are expanding our NQA1 Quality Assurance Program.

Utilize High Efficiency Production and Logistics Systems to Dominate Niche Markets.  During the past several years we have invested heavily in upgrading our production facilities, scheduling capacity, and logistics management capabilities.  We intend to continue using these advantages to capture market share in niche markets with specialized products tailored to their exact requirements.  Many end users with specialized air filtration needs are currently “making do” with standard products.  It has been our experience that minor changes made to our standard products to meet specialized requirements may offer significant operational savings to these end users, although the actual filters cost more.

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

Management believes the forces driving the air filtration market are evolving, beginning in the past decade and continuing for the next several years, from preserving machinery and equipment to maintaining indoor air quality. In addition, we expect many technology industries to increase their reliance on air filters to remove microscopic and gaseous contaminants from sensitive manufacturing processes associated with semiconductor manufacturing, pharmaceutical production, ultra-pure materials manufacturing, nuclear power and materials processing, and biotechnology.  Companies are devoting resources to air filtration products to enhance process efficiency and employee productivity.

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

•

General Industrial. Air filters are used in standard industrial settings to provide cleaner work environments; for example, auto makers use air filtration systems to remove “oil mist” contaminants from the air in their plants and industrial paint booth users utilize air filtration to remove paint particles from the air.

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

Security Initiatives to Counter Terrorist Threats. According to the McIlvaine Company, initiatives to “harden” buildings against bioterrorist attacks and other security initiatives will result in many governmental and commercial facilities upgrading their HVAC systems to incorporate HEPA filters and other types of upgraded air control systems. We have seen orders decrease in this area over the past year.  It would appear that some event outside the norm will need to occur to generate awareness for emergency preparedness.

Semiconductor Downturn and Economic Recovery.  Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during the first six months of 2004, with most analysts pushing recovery for this sector out to the third and fourth quarter of 2004.  The strengthening economy is also having a positive effect on sales of all of our products.

Indoor Air Quality and Health. We believe there is an increase in public concern regarding the effects of indoor air quality on employee productivity and health, as well as an increase in interest in standards for detecting and solving IAQ problems. For example, the American Society of Heating Refrigeration and Air-Conditioning Engineers (ASHRAE) has recently established certain minimum standards for ventilation and indoor air quality for commercial and industrial settings. The World Health Organization has recently been studying the effects of air quality on human health, including widely publicized epidemiological studies indicating that airborne contaminants kill more people than automobile accidents.  We are seeing a greater interest in upgrading residential filtration.

Lack of Legitimate Competing Products.  We believe there is an increase in public and regulatory frustration with spurious and misleading claims made by certain manufacturers in the air filtration industry.  This trend is evidenced by recent rulings by the Federal Trade Commission disallowing claims of “cleaning the air in an entire room” made by several manufacturers of “area HEPA filtration systems” as well as medical benefits claimed by manufacturers of “passive electrostatic” washable synthetic filters and other articles in consumer reports.  We hope that as the public becomes more interested in real filtration products that we will see continued strength in this market.

Hazardous Working Environments. Several studies recognize that air quality in working facilities has an impact upon human health. OSHA regulations, in particular, have made IAQ a consideration in a wide variety of industries, ranging from those industries using spray-paint booths to those using automobile assembly lines.  We are encouraged by the awareness and increased interest in improving indoor air quality in working environments.

Sick Building Syndrome. Sick Building Syndrome, which is characterized by lethargy, frequent headaches, eye irritation and fatigue, has recently been shown to be a valid concern and is a major design consideration in new and renovated commercial and industrial buildings. The identification of “sick” buildings, and solutions for mitigation, involve complex issues which need to be examined on a case-by-case basis by qualified engineers.  Solutions typically include improving the HVAC and filtration systems of the affected buildings.

MARKETING

Much of our marketing effort consists of personal visits to customers and distributors through an extensive tiered network of contract salespeople.  Periodic visits are enhanced by mass mailings announcing new products, participation in trade shows for exposure and lead generation, technical articles and advertisements in trade periodicals, and newly redesigned catalogs containing all Flanders’ products.  During 2003 and 2004, we realigned our product offerings into groups focused on: foremarket sales, generally consisting of sales of products for new or upgraded facilities; retail sales, generally consisting of sales through retailers for use in residences and small businesses; air filter sales and service, generally consisting of sales to air filter service companies who maintain industrial and commercial HVAC systems; and after-market sales, generally consisting of sales to wholesalers and distributors for use by industrial end users; and containment sales, generally consisting of sales to government agencies or highly specialized industrial environments.

Besides developing new sales leads and contacts, we are also focused on increasing the effectiveness of our existing distributors and contract salesmen by allowing them to offer our products as a complete “single-source” for air filtration products.

PRODUCTS

We design, manufacture and market a broad range of air filters and related products, including:

•

Residential heating and air conditioning filters, typically sold through retailers under the Flanders~Precisionaire brand name.

•

Residential air cleaners, developed in 2000, which offer different filtration types ranging from single-room HEPA units which clean the air in a room to near-cleanroom levels to in-duct electrostatic precipitators which remove large quantities of airborne contaminants from entire residences without negatively impacting the efficiency of HVAC systems.

•

Industrial specialty filters which fall under specifications that are categorized by efficiency ratings established by ASHRAE and used in a wide variety of industries, including paint facilities, automobile factories, chemical treatment plants, mushroom farms, coal mines, oil refineries and power plants.

•

Commercial and industrial filters for use in office and general manufacturing environments, typically sold through wholesalers and distributors.

•

High Efficiency Particulate Air (HEPA) filters (at least 99.97% efficient to 99.999997% efficient) in various grades, for use in semiconductor facilities, nuclear containment vessels, disease containment facilities, and other critical applications.

•

Absolute Isolation Barriers which are customized stand-alone units, typically manufactured of stainless steel, used in various industries which require absolute control over contaminants, atmospheric composition and containment.

•

Carbon filters, both in bonded panels, various impregnated medias, and activated charcoal beds, used to remove gaseous contaminants, odors and toxic chemical vapors in various commercial and industrial applications.

•

Specialized air filter housings for use in multi-stage filtration applications.

•

Other related products, including ductwork and equipment cleaning chemicals, custom air handlers and specialized filter housings.

•

Paintbooth filters for any booth on the market.

MANUFACTURING

We manufacture air filters, housings, Absolute Isolation Barriers and related equipment at several facilities in the United States and Mexico, which range in size from 18,000 square feet to approximately 600,000 square feet.  The major plants are:

•

Nine separate manufacturing and warehousing facilities located in Washington, North Carolina; Bartow, Florida; Terrell, Texas; Salt Lake City, Utah; Momence, Illinois; Smithfield, North Carolina; Tijuana, Mexico; Stafford, Texas; and Auburn, Pennsylvania, produce a broad range of HEPA, commercial, residential and industrial filters.

•

Other facilities in Bath and Washington, North Carolina, and Salt Lake City, Utah, manufacture HEGA filters, high-end containment environments, housings, custom filter assemblies and other custom filtration products and systems which require extensive custom design, production and lot tracking, including products used in the production and containment of potentially dangerous biologically engineered microorganisms.

In addition, we design and manufacture much of our automated production equipment as well as the glass-based media used in many of our products.

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

COMPETITION

The air filtration market is fragmented and highly competitive. There are many companies which compete in our market areas. We believe that the principal competitive factors in the air filtration business include product performance, name recognition, price, product knowledge, reputation, customized design, timely delivery and product maintenance. We believe that we compete favorably in all of these categories.  Competitors include successful companies with resources, assets, financial strength and market share which may be greater than ours. Major competitors include American Air Filter International, Camfil Farr Company, Donaldson Company, Inc. and Airguard Corporation.

PATENTS, TRADEMARKS AND LICENSES

The Company and its subsidiaries currently hold twenty-seven (27) patents relating to filtration technology including patents relating to HEPA filters and fabrication methods, filter leak testing methods, filter assembly, laminar flow cleanrooms, components of isolation barriers, and the baking soda impregnation method used in the manufacture of the Arm & Hammer® infused Filters.

In addition, the Company maintains twenty-five (25) trademark registrations including the following: FLANDERS®, PRECISIONAIRE®, EZ FLOW®, SMILIE®, AIRVELOPE®, CHANNEL-CEIL®, PUREFORM®, ECONO-CELL®, GAS-PAK®, PUREFRAME®, DIMPLE PLEAT®, BLU-JEL®, VLSI®, KWIK KUT®, SUPER-FLOW®, NATURALAIRE®, AIRPURE®, PURESEAL®, FLANDERS ABSOLUTE ISOLATION®, FLANDERS/CSC®, TECH-SORB®, NATURALAIRE FILTER FRANGRANCE®, AIRIA®, and BECAUSE WE KNOW AIR FORWARDS AND BACKWARDS®.  The Company also has applied for federal trademark protection for the SWISSAIRE™ mark (Serial No. 76/475,934) for its new paintbooth product line.  Although management believes that the patents and trademarks associated with our various product lines and subsidiaries are valuable, we do not consider any of them to be essential to our business.

The Company currently holds a license for the intellectual property mark of Arm & Hammer® from Church & Dwight Company for labeling uses on our baking soda infused product line.  The Company is party to a Royalty Agreement with Church & Dwight for the use of said mark which management believes to be a reasonable and necessary agreement that is in the best interest of the Company.  Furthermore, the Company holds a license for the intellectual property mark of Lysol™  from Reckitt Benckiser, Inc. for labeling uses on our new line of antimicrobial-treated filter product line.  The Company is party to a Royalty Agreement with Reckitt Benckiser for the use of the Lysol™ mark which management believes to be a reasonable and necessary agreement that is in the best interest of the Company.

CUSTOMERS

We are not dependent upon any single customer. One customer, Wal-Mart Stores, Inc., accounted for 17%, 15% and 9% of net sales during 2003, 2002 and 2001, respectively.  The Home Depot, Inc., accounted for 17%, 16% and 13% of net sales during 2003, 2002 and 2001, respectively.  No other single customer accounted for 10% or more of net sales during the past three years. Other significant customers include Abbott Laboratories, Motorola, Inc., Intel Corporation, Merck & Co., Inc., Upjohn Co., Westinghouse Electric Corp., and several U.S. government agencies.

BACKLOG

We had approximately $20.1 million of firm backlog on December 31, 2003, compared to $12.2 million on December 31, 2002. Firm backlog includes orders received and not yet begun and the unfinished, unbilled portion of special orders. Orders are typically not cancelable without penalty, except for certain stable filter supply contracts to nuclear facilities operated by the United States government. Backlog varies from week to week, based on the timing and mix of orders received. The difference in backlog between December 31, 2003 and 2002 is not considered to be meaningful, and is within the normal range of week-to-week variation. All backlog at December 31, 2003, is expected to be shipped by the end of the second quarter of 2004.

EMPLOYEES

The Company employed 2,166 full-time employees on December 31, 2003; 1,800 in manufacturing, 42 in development and technical staff, 28 in sales and marketing, and the remaining 296 in support staff and administration. The Company believes that its relationship with its employees is satisfactory.

GOVERNMENT REGULATION

Although we believe our operations are in material compliance with applicable environmental laws and regulations, risks of significant costs and liabilities are inherent in manufacturing operations, and we cannot assure that significant costs and liabilities will not be incurred.  Moreover, it is possible that other developments, such an increasingly strict environmental laws and regulations and enforcement policies thereunder, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.  We believe that changes in environmental laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the near term.

We are also subject to the requirements of OSHA and comparable state statutes.  We believe we are in material compliance with OSHA and state requirements, including general industry standards, record keeping requirements and monitoring of occupational exposures.  In general, we expect to increase our expenditures to comply with stricter industry and regulatory safety standards such as those described above.  Although such expenditures cannot be accurately estimated at this time, we do not believe that they will have future material adverse effect on our financial position, results of operations or cash flows.

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

EXPORT SALES

We sell products to end users outside of the United States through domestic specialty cleanroom contractors. These sales are counted as domestic sales.  We also sell products through foreign distributors, primarily in Europe, and through Flanders International, Ltd., a wholly-owned subsidiary located in Singapore which sells to customers in the Pacific Rim.  Sales through foreign distributors and Flanders International amounted to less than 5% of net sales for each of the last three fiscal years.  Assets held outside the United States are negligible.

Item 2.

Properties

The following table lists our principal facilities.  Management believes that these properties are adequate for its current operational needs.   We may, at some point, relocate, reorganize or consolidate various facilities for reasons of operating efficiencies or may open new plants to take advantage of perceived new economic opportunities.  We are of the opinion that all properties are well maintained and appropriately insured.

Principal Facility	Location	Approximate Floor Space (sq. ft.)	Monthly Payment	Lease/Type
Manufacturing and office facility	Washington, North Carolina	285,000	N/A	Owned
Manufacturing, service and office facility	Bath, North Carolina	46,000	N/A	Owned
Manufacturing plant	Bartow, Florida	175,000	N/A	Owned
Warehouse	Bartow, Florida	60,000	$15,598	Leased
Manufacturing plant	Terrell, Texas	168,000	$23,562[1]	Owned
Manufacturing plant	Auburn, Pennsylvania	92,000	$6,125[1]	Owned
Office space and headquarters	St. Petersburg, Florida	18,000	N/A	Owned

Principal Facility	Location	Approximate Floor Space (sq. ft.)	Monthly Payment	Lease/Type
Manufacturing plant	Momence, Illinois	211,000	$135,353[1]	Owned
Sales office and warehouse	Singapore	3,800	$2,100	Leased
Manufacturing and warehouse	Smithfield, North Carolina	415,000	$62,924	Leased[1]
Manufacturing plant	Smithfield, North Carolina	474,000	$6,173[1]	Owned
Manufacturing and office facility	Stafford, Texas	18,000	N/A	Owned
Manufacturing plant	Salt Lake City, Utah	192,000	N/A	Owned
Manufacturing plant and office facility	San Diego, California	96,000	$48,226	Leased
Manufacturing plant	Tijuana, Mexico	127,000[1]	$44,000	Leased
Direct Sales Office	Phoenix, Arizona	22,000	$8,742	Leased
Direct Sales Office	Santa Fe Springs, California	20,000	$11,514	Leased
Direct Sales Office	Hayward, California	10,000	$6,500	Leased
Direct Sales Office	Salt Lake City, Utah	15,000	$3,000	Leased
Direct Sales Office	Sanford, North Carolina	1,000	$950	Leased
Direct Sales Office& Warehouse	Kent, Washington	12,500	$7,000	Leased

Item 3.

Legal Proceedings

We are involved in a dispute with a benefit plan administrator (U.S. District Court, Middle District of Florida, Tampa Division, Case No. CIV 1971-T-17-F, Liberty Mutual v. Flanders Corporation et al).  Liberty Mutual was the Workers’ Compensation administrator and stop-loss insurer for some of the Company’s subsidiaries.  They have alleged that they are entitled to be reimbursed for certain costs incurred in administering various insurance claims. We have counter-sued, claiming that Liberty Mutual has acted in bad faith, was negligent in its duties as administrator of our claims, that it made payments on our behalf which were specifically disallowed, that they refused to follow instructions given to them by us, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence.  In addition, we claimed Liberty Mutual charged certain administrative fees over and above the actual costs incurred. The amount and probability of any settlement or award related to this litigation is unknown at this time.  Among the issues being considered is the matter of currently unresolved workers’ compensation claims whose estimate of potential loss may change as a result of this litigation.  While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company’s actual liability will not exceed its current estimate.  Accordingly, these matters, if resolved in a manner different from management’s estimate, could have a material effect on the operating results or cash flows in the future.

We have settled our lawsuit with Conap (U.S. District Court for the Eastern District of North Carolina, Case No. 4-99-CV-93-H(3)) who was a supplier of urethane sealant used in some of our HEPA filtration products.  The settlement amount we received is included in other income.

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

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 19, 2003. During the meeting, holders of 22,859,390 shares, representing eighty-eight percent (88%) of the 26,083,846 shares outstanding on the record date, attended either in person or by proxy. Holders of 22,597,673 shares (approximately 87% of those shares present) cast votes for the election of members to the Board of Directors for Robert R. Amerson, Steven K. Clark, D. Michael Steele, David M. Mock, and Peter Fredericks. Holders of 755,728 shares chose to withhold their votes for directors.  As a result of the meeting, Messrs. Amerson, Clark, Steele, Mock, and Fredericks were elected for an additional one-year term as directors.

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

	High	Low
2003
Fourth Quarter ended December 31, 2003	$ 7.01	$ 4.45
Third Quarter ended September 30, 2003	$ 6.05	$ 2.71
Second Quarter ended June 30, 2003	$ 2.95	$ 2.09
First Quarter ended March 31, 2003	$ 2.23	$ 1.43

2002
Fourth Quarter ended December 31, 2002	$ 1.88	$ 1.42
Third Quarter ended September 30, 2002	$ 1.88	$ 1.45
Second Quarter ended June 30, 2002	$ 2.03	$ 1.44
First Quarter ended March 31, 2002	$ 2.49	$ 1.70

2001
Fourth Quarter ended December 31, 2001	$ 2.72	$ 1.56
Third Quarter ended September 30, 2001	$ 2.45	$ 1.61
Second Quarter ended June 30, 2001	$ 2.15	$ 1.16
First Quarter ended March 31, 2001	$ 3.69	$ 1.30

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance
Long Term Incentive plan approved by security holders	265,000	$3.08	1,493,000
Long Term Incentive plan not approved by security holders	-	-	-
Directors and Officers plan approved by security holders	270,000	$2.62	170,000
Directors and Officers plan not approved by security holders	-	-	-
Other equity compensation plan approved by security holders	4,000,000	$5.00	-
Other equity compensation plan not approved by security holders	-	-	-

APPROXIMATE NUMBER OF EQUITY SECURITYHOLDERS

On February 20, 2004, Flanders’ common stock closed at $5.91. As of February 20, 2004, there were approximately 155 holders of record of the Company’s common stock.  The Company estimates there are approximately 6 beneficial owners (holders of more than 5% of the common stock) of the Company’s common stock.

DIVIDENDS

We have not declared or paid cash dividends on our common stock.  Currently, we retain any future earnings, except those used to repurchase stock, to finance the growth and development of the business, however, we are currently considering paying cash dividends in the future. The Board of Directors may decide to declare a dividend, based upon its evaluation of our earnings, financial position, capital requirements and any other factors the Board of Directors may consider to be relevant.  Under the terms of our revolving credit line we cannot pay dividends without the prior written consent of the bank. The Company also has a  stock repurchase program that is currently subject to restriction under the Company’s line of credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements - Note G.”

SALES OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during 2003, 2002 or 2001.

Item 6.

Selected Financial Data

The following financial data is derived from, and should be read in conjunction with, the “Consolidated Financial Statements” and notes thereto.  Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED HISTORICAL OPERATIONS DATA  (In thousands, except per share data)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Net sales	$ 182,780	$ 184,211	$ 189,077	$ 194,072	$ 171,392
Gross profit	43,271	40,821	39,782	36,917	43,975
Operating expenses	32,112	29,591	36,311	40,733	33,802
Operating income (loss) from continuing operations	11,159	11,230	3,471	(3,816)	10,172
Earnings (loss) from continuing operations before income taxes	11,251	7,740	1,489	(6,940)	10,174
Provision (benefit) for income taxes	3,505	3,001	930	(2,443)	4,671
Earnings (loss) from continuing operations	7,746	4,739	559	(4,497)	5,503
Loss from discontinued operations	—	—	(175)	(2,702)	(2,686)
Cumulative effect of accounting change	—	(27,681)	—	—	—
Net earnings (loss)	7,746	$ (22,942)	$ 384	$ (7,199)	$ 2,817
Earnings (loss) per share from continuing operations
Basic	$ 0.30	$ 0.18	$ 0.02	$ (0.18)	$ 0.22
Diluted	$ 0.29	$ 0.18	$ 0.02	$ (0.18)	$ 0.21
Net earnings (loss) per share
Basic	$ 0.30	$ (.88)	$ 0.01	$ (0.28)	$ 0.11
Diluted	$ 0.29	$ (.88)	$ 0.01	$ (0.28)	$ 0.11
Weighted average common shares outstanding
Basic	26,033	26,033	26,036	25,298	25,344
Diluted	26,428	26,033	26,038	25,298	26,525

SELECTED HISTORICAL BALANCE SHEET DATA (In thousands)

	December 31,
	2003	2002	2001	2000	1999
Working capital	$ 45,547	$ 41,389	$ 14,603	$ 13,644	$ 45,421
Total assets	145,415	141,671	180,255	180,222	165,642
Long-term obligations[1]	26,290	35,475	52,045	49,370	32,328
Total shareholders’ equity	80,709	72,928	96,879	98,151	107,817

____________________

1

Long-term obligations include long-term notes payable, long-term debt, including current maturities, convertible debt, and committed capital.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 6 – Selected Financial Data” and our “Consolidated Financial Statements,” all included herein. The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors, including but not limited to those discussed below under “Factors That May Affect Future Results” could cause actual results to differ materially from those contained in these forward-looking statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported.  Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, and valuations of investments, goodwill, other intangible assets and long-lived assets.  We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances.  Actual results may differ from our estimates under different assumptions or conditions.  We believe that the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

During the fourth quarter of 2002, the Company completed its transitional impairment analysis.  An independent third party performed valuations of the Company.  The third party performing the valuation concluded, based on various methodologies, that the fair value of the Company exceeded its carrying value, and thus, there was no goodwill impairment.  In addition, the Company’s independent certifying accountants, in accordance with SAS 73 (Using the Work of a Specialist), evaluated the professional qualifications of the third party evaluator, gained an understanding of the work performed, which included an understanding of the specialist’s work, methods, and assumptions used and made appropriate tests of data provided to the specialists.  The independent certifying accountants concluded that the specialist’s findings were supported by the data provided.  However, according to SFAS 142, quoted market prices in active markets are the best evidence of fair value, and thus the Company, with the concurrence of the Company’s independent certifying accountants, concluded that the higher fair value, as determined by the third party valuation, is not sufficient to outweigh the presumption of fair value indicated by the quoted market price of the Company.  Accordingly, the Company determined that an impairment charge upon the adoption of SFAS 142 on January 1, 2002 was necessary.

The change in the carrying amount of goodwill and other intangibles (net of accumulated amortization) for the year ended December 31, 2003 is as follows:

Balance at December 31, 2001	$ 27,681
Transitional goodwill impairment loss	(26,933)
Transitional other intangible impairment loss	(748)
Total transitional impairment loss	(27,681)
Balance at December 31, 2002	$ -
Balance at December 31, 2003	$ -

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

RESULTS OF OPERATIONS (thousands omitted, except per share amounts)

2003 Compared to 2002

The following table summarizes the Company’s results of operations as a percentage of net sales for 2003 and 2002.

	2003		2002
Net sales	$ 182,780	100.0%	$ 184,211	100.0%
Gross profit	43,271	23.7	40,821	22.2
Operating expenses	32,112	17.6	29,591	16.1
Operating income	11,159	6.1	11,230	6.1
Nonoperating income (expense)	92.1		(3,490)	(1.9)
Earnings before income taxes	11,251	6.2	7,740	4.2
Provision for income taxes	3,505	1.9	3,001	1.6
Earnings before cumulative effect of a change in accounting principles	7,746	4.2	4,739	2.6
Cumulative effect of accounting change	-	0.0	(27,681)	(15.0)
Net earnings (loss)	$ 7,746	4.2	$ (22,942)	(12.5)

Net Sales: Net sales for 2003 decreased by $1,431 or .8%, to $182,780, from $184,211 for 2002.  The decrease in net sales was due to a general decrease in air filter sales across the industry which began in the fourth quarter of 2001 and the elimination of unprofitable product lines, partially balanced by our success in increasing our market share.

Gross Profit:  Gross profit for 2003 increased $2,450, or 6.0%, to $43,271, which made up 23.7% of net sales, from $40,821 for 2002, which made up 22.2% of net sales.  The gross profit increase was principally attributable to:

  Reductions in raw material expenses due to in-house production of various raw materials.

  Reductions in direct labor force headcount and better utilization of our automated equipment.

Operating Expenses:  Operating expenses for 2003 increased $2,521, or 8.5%, to $32,112, from $29,591 in 2002. The increase in operating expenses was primarily caused by an unusually high bad debt expense of  approximately $3.5 million which management believes is a symptom of the general downturn in the air filtration industry.

Nonoperating income (expense):  Nonoperating income (expense) increased approximately $3,582, to $92 of income for 2003, compared to net expense of $3,490 in 2002.  The increase was primarily due to a reduction of interest expense of approximately $2.9 million dollars.

Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain one-time credits and adjustments in 2003, was approximately 38% and 39% for 2003 and 2002, respectively.

Earnings before cumulative effect of a change in accounting principles: Earnings before cumulative effect of a change in accounting principles for 2003 increased $3,007, to $7,746, or $0.30 per share, from $4,739, or $0.18 per share for 2002.  The increase in earnings is primarily attributable to the reduction of interest expense and increase in gross margin due to vertical integration of various raw materials offset by an increase in bad debt expense.

2002 Compared to 2001

The following table summarizes the Company’s results of operations as a percentage of net sales for 2002 and 2001 (dollar amounts in thousands).

	2002		2001
Net sales	$ 184,211	100.0%	$ 189,077	100.0%
Gross profit	40,821	22.2	39,782	21.0
Operating expenses	29,591	16.1	36,311	19.2
Operating income (loss) from continuing operations	11,230	6.1	3,471	1.8
Nonoperating income (expense) from continuing operations..	(3,490)	(1.9)	(1,982)	(1.0)
Earnings (loss) from continuing operations before income taxes	7,740	4.2	1,489	0.8
Provision (benefit) for income taxes	3,001	1.6	930	0.5
Earnings (loss) from continuing operations	4,739	2.6	559	0.3
Cumulative effect of accounting change	(27,681)	(15.0)	-	0.0
Net earnings (loss)	$ (22,942)	(12.5)	$ 384	0.2

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

Gross Profit:  Gross profit for 2002 increased $1,039, or 2.6%, to $40,821, which made up 22.2% of net sales, from $39,782 for 2001, which made up 21.0% of net sales.  The gross profit increase was principally attributable to:

•

Expanded facilities in Tijuana, which were brought fully online and stabilized during the first half of 2002, resulting in savings in rent, taxes and labor-related costs.

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

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

Working capital was $45,547 at December 31, 2003, compared to $41,389 at December 31, 2002. This included cash and cash equivalents of $1,098 and $2,806 at December 31, 2003 and 2002, respectively. The primary reason for the increase in working capital was cash flows generated from operations net of amounts used to reduce debt by approximately $9,000.

Trade receivables increased $1,877, or 5.5% at December 31, 2003 from $34,031 at December 31, 2002. The increase in accounts receivable at the end of 2003 is attributable to increased aging of various accounts along with  the timing differences in shipments and payments received.

Continuing operations generated $12,313 of cash in 2003, compared to $16,624 of cash in 2002. The difference in cash flows was primarily related to increases in inventory and receivables partially offset by higher operating income. Investing activities for continuing operations consumed $5,010 of cash during 2003, compared to generating $84 during 2002, consisting primarily of the purchase of property and equipment, balanced by the sale of assets, including the sale of direct sales offices in the Tidewater Group in 2002.  Financing activities for continuing operations consumed $9,011 of cash in 2003, consisting primarily of payments on long-term debt, compared to consuming $17,780 of cash in 2002, consisting primarily of payments on long-term debt.

On October 17, 2002, we signed agreements for a new credit facility with Fleet Capital Corporation, which replaced and repaid our previous $30 million revolving credit facility. The new $40 million facility consists of a $7 million term loan and a $33 million revolving credit line, both of which expire on October 17, 2007. The term loan bears interest, at our option, at either (i) LIBOR plus between 2.5% and 3%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or Fleet’s base rate, plus between 0.5% and 1%, dependent on the Company’s fixed charge coverage during the prior twelve months. The $33 million revolving credit facility bears interest at 0.25% less than the term loan. Up to $11 million of the revolving credit facility may be used to issue letters of credit. The facility is collateralized by substantially all of the Company’s assets. The line of credit agreement requires maintenance of certain financial ratios, and restricts capital expenditures, dividends and share repurchases. Unless this credit facility is renewed, it will expire on October 17, 2007.  There are no prepayment penalties on any of the credit facilities with Fleet Capital Corporation.

In connection with the amended working capital credit facility and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, restricting capital expenditures to less than $6,250 for 2003 and $3,250 per year, thereafter, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio.

As of December 31, 2003 we had the following fixed obligations and commitments:

Year ended December 31,	Operating leases	Capital leases	Long-term debt	Other long-term obligations
2004	2,315	467	2,075	–
2005	1,799	436	2,104	–
2006	826	465	1,886	–
2007	342	527	1,634	–
2008	145	522	1,942	–
Thereafter	249	856	13,376	1,850

We believe that our cash on hand, cash generated by operations, and cash available from our existing credit facilities is sufficient to meet the capital demands of our current operations during the 2004 fiscal year.  Any major increases in sales, particularly in new products, may require substantial capital investment for the manufacture of filtration products. Failure to obtain sufficient capital could materially adversely impact our growth potential.

We are currently considering paying cash dividends in the future to holders of our common stock.  Under the terms of our revolving credit line we cannot pay dividends without the prior written consent of the bank.

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000.  On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of February 23, 2004, approximately 575,000 shares had been repurchased in the open market under this authorization.

Outlook

During the past three years, we have captured additional market share among “big box” retailers like The Home Depot and Wal-Mart, capitalizing on our ability to service national accounts from regional distribution centers and our improved on-time delivery performance. We anticipate additional market gains among these types of retailers during the next two years and are introducing new products focused on their marketing and end-user requirements. Sales to these retail outlets, while seasonal, also tend to follow progress in the overall economy. Additional gains in market share in this segment may not have a significant impact on revenues without some recovery in the overall U.S. economy. Additionally, significant revenue enhancement to these customers is largely dependent upon the success of the new products we are introducing to this marketplace.

During the past three years, we introduced air filtration products which use the Arm&Hammer® brand name. We have recently completed development of antimicrobial air filtration products using the Lysol™ brand name. These products are expected to contribute to our expansion in the retail marketplace, but the extent to which they will do so, and their impact on the bottom line, is currently indeterminable.

We have adapted our biocontainment products for use as part of a system for hardening government buildings, commercial office complexes and public venues against airborne bioweapons such as anthrax and smallpox.  There is currently a decline of interest in these products, and major market analysts have indicated this will continue, until some significant event occurs to once again trigger an interest in emergency preparedness.    Any interest towards hardening these types of facilities against airborne bioweapons could have a significant impact on our business.

Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during the first six months of 2004, with most analysts pushing recovery for this sector out to at least the third or fourth quarter 2004.  The current economy is also expected to have a dampening effect on sales of air filtration products across all product lines and end-user categories.  As long as the current weakness in the economy continues, in individual market segments or the marketplace as a whole, our results will be negatively affected.

We have collected data that indicates that residential filter users replace their filters, on average, approximately once per year.  Manufacturers of residential furnace and air conditioning systems recommend that these filters be changed every month.  A minor trend toward increased maintenance of these residential heating and cooling systems could have a positive impact on our business.

Our most common products, in terms of both unit and dollar volume, are residential throw-away spun-glass filters, which usually sell for prices under $1.00.  Any increase in consumer concern regarding air pollution, airborne pollens, allergens, and other residential airborne contaminants could result in replacement of some of these products with higher value products.  Our higher value products include our NaturalAire® higher-efficiency filters for residential use, and our Lysol™ and Arm&Hammer® co-branded products, with associated sales prices typically over $5.00 each.  Any such trend would have a beneficial effect on our business.

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

During 2004 and 2005, we plan to introduce and market various products which, if successful, may require additional financing and/or capital.  This financing may need to be available on short notice.  Any failure to obtain such financing, or delay in financing, could cause the failure of the new products due to inability to deliver on time, and could adversely impact relationships with current major accounts.  In addition, delays in an untried supply chain, new production chains, and other delays common to the launch of a new product line could also adversely impact the success of the products, as well as current relationships with major accounts.

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

Our Market Share May Not Continue to Increase if We are Unable to Acquire Additional Synergistic Businesses

In the past several years, we have significantly increased our market share by acquiring synergistic businesses. Although we intend to continue to increase our market share in this manner, we have no assurance that future acquisition opportunities will be available, and do not anticipate that future acquisitions will be of a size which would result in immediate significant increases in the size of our business.  Additionally, in the future we may not have access to the substantial debt or equity financing to finance potential acquisitions.  Moreover, these types of transactions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and other acquisition-related expenses, all of which could adversely affect our profitability or cash flows.  Our strategy of growth through acquisition also exposes us to the potential risks inherent in assessing the value, strengths, weaknesses, and potential profitability of acquisition candidates and in integrating the operations of acquired companies. We do not currently have any binding agreements with respect to future acquisitions.

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

Our Current Distribution Channels May be Unavailable if Our Manufacturers’ Representatives Decide to Work Primarily With One of Our Competitors

We provide our manufacturers’ representatives with the ability to offer a full product line of air filtration products to existing and new customers.  Some of our competitors offer similar arrangements.  We do not have exclusive relationships with all of our representatives.  Consequently, if our representatives decide to work primarily with one of our competitors, our current distribution channels, and hence, our sales, could be significantly reduced.

Management Controls a Significant Percentage of Our Stock

As of February 23, 2004, our directors and executive officers beneficially held approximately 49.98% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control that may otherwise be advantageous to the non-affiliated shareholders.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 4,535,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $7.50 per share. The majority of these options are currently exercisable.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at December 31, 2003 was  $26,290.  Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2003.  Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments.  We have two interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds.  Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent.  This interest rate swap is accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swap of $1,110 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

During the Company’s two most recent fiscal years and interim periods preceding resignation, Grant Thornton did not advise management or the Board of Directors of the Company of any issues regarding significant internal control matters, problems with management representations, requirements for expanded audit scope or information that materially impacts the fairness or reliability of the Company’s financial statements and, accordingly, there were no reportable events.

During the past two years, Pender Newkirk & Company has not advised the Company regarding any “reportable event” as defined in Item 304 (a)(1)(v) of Regulation S-K.

Item 9A.

Controls and Procedures

Under the supervision and with the participation of management, including the CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2003. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

In particular, we evaluated our inventory accounting procedures and developed additional accounting control processes related to these transactions to ensure they are recorded timely and accurately in the financial statements. We also developed, and are currently implementing, new processes and procedures to ensure that our reports under the Exchange Act are completed in a timely and accurate manner.

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

President, Chief Executive Officer and Director

Steven K. Clark

50

Chief Operating Officer, Vice President Finance/Chief Financial Officer and Director

James L. “Buddy” Mercer

60

Vice President Operations

Peter Fredericks

45

Independent Director

D. Michael Steele

48

Independent Director

David M. Mock

51

Independent Director

Robert R. Amerson.  Mr. Amerson has been President and Chief Executive Officer since 1988.  Mr. Amerson is also a Director, a position he has held since 1988.  He initially joined the Company in 1987 as Chief Financial Officer.  Mr. Amerson has a Bachelor of Science degree in Business Administration from Atlantic Christian College.

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

Peter Fredericks.  Mr. Fredericks has been an independent director since April 2002.  Mr. Fredericks is a private equity investor, and has been involved in business management, equity investment, and consulting since 1982.  Mr. Fredericks’ experience includes working as a strategy consultant with the Boston Consulting Group. Mr. Fredericks received his Bachelor of Arts degree in Economics with distinction from Stanford University, his  Masters in Business Administration from Harvard University, where he was a Baker Scholar, and his Ph.D. from the Vienna University of Economics and Business Administration.

D. Michael Steele.  Mr. Steele was elected as a Director in December 2002.  Mr. Steele is a partner in The Insurance Group, an insurance brokerage, and serves on the Board of Directors of the City of Greenville Airport Authority, the Pitt County North Carolina Special Olympics and the Pitt County Boys and Girls Club. Mr. Steele received his Bachelor of Science degree from Purdue University, and his Masters Degree from Bowling Green State University.

David M. Mock.  Mr. Mock was appointed as a Director in August 2003 and affirmed by the shareholders in December 2003.  Mr. Mock is a general partner with GMG Capital Partner, a New York-based investment firm, which he co-founded in 1997.  Prior to joining GMS/GMG Partners, Mr. Mock was a private investor pursuing an investment strategy similar to that of GMG.  Mr. Mock is currently Chairman of the Board of Captus Networks as well as serving as Director or Executive Officer to several other companies including Alloptic, Inc., Forum Systems, and Connecting Point, Inc.  Mr. Mock holds an Bachelor of Arts Degree in Accounting from the University of Utah and is considered an audit committee financial expert.

 Item 11.

Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company’s Chief Executive Officer and to each of the Company’s other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 2003.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
				Other	Restricted	Securities Underlying
				Annual	Stock	Options/	LTIP
				Compen-	Award(s)	SARs	Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	sation ($)	($)	(#)	($)
Robert R. Amerson	2003	$ 250,000	$ –	$ 2,596	$ –	$ –	$ –
President and CEO	2002[1]	249,039	–	1,231	$ –	–	$ –
	2001	241,347	–	10,500	–	1,000,000	–
James L. “Buddy” Mercer	2003	120,521	–	–	–	80,000	–
Vice President Operations	2002	112,608	–	–	–	–	–
	2001	110,952	–	–	–	–	–
Steven K. Clark	2003	254,808	–	1,587	–	–	–
Vice President Finance/CFO	2002[1]	249,519	–	1,348	–	–	–
	2001	240,866	–	1,327	–	1,000,000	–

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

	Shares		Number of Securities Underlying Unexercised	Value of Unexercised
	Acquired		Options/SARs at Fiscal	In-the-Money Options/
	On	Value	Year-End (#)	SARs at Fiscal Year-End
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Robert R. Amerson	–	$ –	2,000,000 / —	4,080,000 / –
James L. “Buddy” Mercer	–	$ –	80,000 / —	275,200 / –
Steven K. Clark	–	$ –	2,000,000 / —	4,080,000 / –

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

OTHER INFORMATION REGARDING THE BOARD OF DIRECTORS

Board Meetings and Committees

During 2003, the Board of Directors met four times and also executed various consent resolutions and written actions in lieu of meetings.  Additionally, all directors were present, either in person or by proxy, at the Fiscal 2002 Annual Meeting of the Shareholders held in December of 2003.  Also during 2003, director Andrew Stallman died of natural causes while he was traveling internationally.  Director David M. Mock was added to the Board of Directors in early August 2003 as an outside director to fill the vacancy and was later confirmed in the Annual Meeting of the Shareholders in December 2003.

The Board of Directors currently has an Audit Committee and a Compensation Committee.  The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent auditors, reviews and evaluates the Company’s internal audit and control functions, monitors transactions between the Company and its employees, officers and directors, and completes other functions as required by the Public Company Accounting Reform and Investor Protection Act (the “Sarbanes-Oxley Act”) passed in 2002.  David Mock is considered the audit committee financial expert.  The Compensation Committee administers the Company’s equity incentive plans and designates compensation levels for executive officers and directors of the Company.  The Audit Committee met six times during 2003.  The Compensation Committee met one time during 2003.

Currently, the Audit Committee consists of Messrs. Mock, Fredericks, and Steele, with Mr. Mock serving as Chair.  The Compensation Committee consists of Messrs. Fredericks, Mock, Steele, Clark and Amerson, with Mr. Fredericks serving as Chair.

Long-Term Incentive Plan

During 1996, the Company adopted the Long Term Incentive Plan (LTI Plan) to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 1,987,000 shares of Common Stock reserved for award under the LTI Plan.  During 2003, 2002 and 2001, the Company awarded options to purchase 145,000, 85,000 and 50,000 shares of Common Stock under the LTI Plan, respectively.

The LTI Plan is administered by the Compensation Committee.  The Compensation Committee determines the total number and type of awards granted in any year, the number and selection of employees or consultants to receive awards, the number and type of awards granted to each grantee and the other terms and provisions of the awards, subject to the limitations set forth in the LTI Plan.

Stock Option Grants.  The Compensation Committee has the authority to select individuals who are to receive options under the LTI Plan and to specify the terms and conditions of each option so granted (incentive or nonqualified), the exercise price (which must be at least equal to the fair market value of the common stock on the date of grant with respect to incentive stock options), the vesting provisions and the option term.  Unless otherwise provided by the Compensation Committee, any option granted under the LTI Plan expires the earlier of five years from the date of grant or, three months after the optionee’s termination of service with the Company if the termination of employment is attributable to (i) disability, (ii) retirement, or (iii) any other reason, or 15 months after the optionee’s death.  As of February 23, 2004, there are 209,000 options outstanding under the LTI Plan.

Stock Appreciation Rights.  The Compensation Committee may grant SARs separately or in tandem with a stock option award.  A SAR is an incentive award that permits the holder to receive (per share covered thereby) an equal amount by which the fair market value of a share of common stock on the date of exercise exceeds the fair market value of such share on the date the SAR was granted.  Under the LTI Plan, the Company may pay such amount in cash, in common stock or a combination of both.  Unless otherwise provided by the Compensation Committee at the time of grant, the provisions of the LTI Plan relating to the termination of employment of a holder of a stock option will apply equally, to the extent applicable, to the holder of a SAR.  A SAR granted in tandem with a related option will generally have the same terms and provisions as the related option with respect to exercisability.  A SAR granted separately will have such terms as the Compensation Committee may determine, subject to the provisions of the LTI Plan.  As of February 23, 2004, no SARs are outstanding under the LTI Plan.

Performance Shares.  The Compensation Committee is authorized under the LTI Plan to grant performance shares to selected employees.  Performance shares are rights granted to employees to receive cash, stock, or other property, the payment of which is contingent upon achieving certain performance goals established by the Compensation Committee. As of February 23, 2004, no performance shares are outstanding under the LTI Plan.

Restricted Stock Awards.  The Compensation Committee is authorized under the LTI Plan to issue shares of restricted common stock to eligible participants on such terms and conditions and subject to such restrictions, if any, outstanding under the LTI Plan.  As of February 23, 2004, no restricted shares have been awarded under the LTI Plan.

Dividend Equivalents.  The Compensation Committee may also grant dividend equivalent rights to participants subject to such terms and conditions as may be selected by the Compensation Committee.  Dividend equivalent rights entitle the holder to receive payments equal to dividends with respect to all or a portion of the number of shares of stock subject to an option award or SARs, as determined by the Committee.  As of February 23, 2004, no dividend equivalents are outstanding under the LTI Plan.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of February 23, 2004.  Except as indicated in the following footnotes, each listed beneficial owner has sole voting and investment power over the shares of common stock held in their names.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)
Robert R. Amerson (2) 531 Flanders Filters Road Washington, NC 27889	7,584,370	29.00%
Steven K. Clark (3) 2399 26th Avenue North Saint Petersburg, Florida 33713	5,110,183	19.54%
Peter Fredericks(4)	67,273	*
D. Michael Steele(5)	69,000	*
David Mock(6)	161,000	*
James L. “Buddy” Mercer(7)	80,000	*
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,804,060	6.90%
Wilen Management Company, Inc. 2360 West Joppa Road, Suite 226 Lutherville, MD 21093	1,504,595	5.75%
Officers and Directors as a group (6 persons) (2), (3), (4), (5), (6), (7)	13,071,826	49.98%

*

Represents less than 1% of the total issued and outstanding shares of common stock.

(1)

Applicable percentage of ownership is based on 26,151,846 shares of common stock outstanding as of February 23, 2004, together with all applicable options for unissued securities for such shareholders exercisable within 60 days.  Shares of common stock subject to options exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)

Includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share and 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.  These options expire in 2010.

(3)

Includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share and 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.  These options expire in 2010.

(4)

Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $1.74 per share.  These options expire in 2007.  Also includes 10,000 shares which are subject to an option to purchase such shares from the Company at $1.65 per share.  These options expire in 2008.

(5)

Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $1.70 per share.  These options expire in 2007.  Also includes 10,000 shares which are subject to an option to purchase such shares from the Company at $1.65 per share.  These options expire in 2008.  Also includs 5,000 shares  which are subject to an option to purchase such shares from the Company at $6.49 per share.  These options expire in 2009.

(6)

Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $4.37 per share.  These options expire in 2008.

(7)

Includes 60,000 shares which are subject to an option to purchase such shares from the Company at $2.52 per share.  Also includes 20,000 shares which are subject to an option to purchase such shares from the Company at $5.00 per share.  These options expire in 2008.

Item 13.

Certain Relationships and Related Transactions (dollar amounts in thousands)

At December 31, 2003, Steven K. Clark owed the Company $3,782 of principal and $721 of accrued interest which he previously borrowed to make certain payments under an indemnity agreement he entered into with the Company, to exercise options and to purchase certain shares from Thomas T. Allan, a former officer and director. This debt is evidenced by a note which bears interest at LIBOR plus 1%, and is due in full on December 31, 2010, or on demand by the Company if he terminates employment, and is secured by common stock.

At December 31, 2003, Robert R. Amerson owed the Company $1,967 of principal and $406 of accrued interest, which he previously borrowed, the majority of which was used to settle claims, to make certain payments under an indemnity agreement he entered into with the Company, to purchase certain shares from Thomas T. Allan, a former officer and director of the Company, and for other unspecified reasons. This debt is evidenced by a note which bears interest at LIBOR plus 1%, and is due in full on December 31, 2010, or on demand by the Company if he terminates employment, and is secured by common stock.

On January 2, 2001, the Company purchased and leased back $797 in manufacturing equipment from Superior Diecutting, Inc., a vendor 50% owned by two officer and directors.  The Company also loaned this supplier $500, secured by a building and used to pay off an existing mortgage, and $400 to repay a credit line secured by inventory, receivables and other current assets.  The Company made payments of $3,738 and $1,666 in 2003 and 2002, respectively, to this supplier for purchases of raw materials.  At December 31, 2003 and 2002, the Company owed a total of $892 and $813, respectively, to this vendor.  At December 31, 2003, Superior Diecutting, Inc. owed the Company $4,766.  The accounts and operations of this related entity have been consolidated, thus, the financial effects of these transactions have been eliminated in consolidation.

The Company made payments totaling $1,038 and $474 in 2003 and 2002, respectively, to Wal-Pat II, a real estate Limited Liability Company which leases property to the Company.  Wal-Pat II is owned by Robert R. Amerson and Steven K. Clark (fifty percent each).  At December 31, 2003, the Company owed a total of $0 to Wal-Pat II.

Item 14.

Principal Accountant Fees and Services (dollar amounts in thousands)

Audit Related Fees

Our principal accountants billed us an aggregate of $170 and $680 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2003 and 2002, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar years.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

Our principal accountants billed us an aggregate of $53 and $183 in fees and expenses for tax compliance, tax advice and tax planning during calendar years ended December 31, 2003 and 2002, respectively.

All Other Fees

Our principal accountants billed us an aggregate of $7 and $154 in fees and expenses during calendar years ended December 31, 2003 and 2002, respectively, for products and services other than those products and services described above.  These services consist of the following:

•

Audit of profit sharing plan, review of proxy statement, and billing for review of correspondence relating to Securities and Exchange Commission inquiries.

Audit Committee Pre-Approval Process, Policies and Procedures

The appointment of Pender Newkirk & Co. was approved by our Audit Committee and full Board of Directors as the replacement auditors to Grant Thornton. Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Audit Committee.  Our principal auditors have informed our Audit Committee of the scope and nature of each service provided.  With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Audit Committee, or one or more members of our Audit Committee for the members of our Board of Directors to whom authority to grant such approval had been delegated by the Audit Committee, prior to commencing such services.  Such services primarily consisted of tax related services.

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

3.

Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

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

(a)(1)

Financial Statements:  Financial Statements are included beginning at page F-1 as follows:

Report of Independent Certified Public Accountants

F-2

Consolidated Balance Sheets at December 31, 2003 and 2002

F-3

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001

F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

F-7

Notes to Consolidated Financial Statements

F-9

(a)(2)

Financial Statement Schedules

Report of Independent Certified Public Accountants on schedule

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

1.1

Loan and Security Agreement, dated October 9, 2002, by and among Fleet Capital Corporation, Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc. and Flanders Realty Corp., filed with the Form 8-K/A dated October 21, 2002.

1.2

First Amendment to Loan and Security Agreement, dated October 18, 2002, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Fleet Capital Corporation, filed with the Form 8-K/A dated October 21, 2002.

1.3

Second Amendment to Loan and Security Agreement, dated November 19, 2002, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Fleet Capital Corporation, filed with the Form 8-K/A dated October 21, 2002.

10.3.1

Third Amendment to Loan and Security Agreement, dated Sptember 6, 2003 by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Fleet Capital Corporation.

10.3.2

Fourth Amendment to Loan and Security Agreement, dated December 8, 2003, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Fleet Capital Corporation.

1.4

Support Agreement and Guaranty dated October 18, 2002, between Fleet Capital Corporation and Steven K. Clark, filed with the Form 8-K/A dated October 21, 2002.

1.5

Support Agreement and Guaranty dated October 18, 2002, between Fleet Capital Corporation and Robert Amerson, filed with the Form 8-K/A dated October 21, 2002.

1.6

Continuing Guaranty Agreement dated October 18, 2002, between Fleet Capital Corporation and Superior Diecutting, Inc., filed with the Form 8-K/A dated October 21, 2002.

1.7

Amended and Restated Continuing Guaranty dated November 26, 2002, between Fleet Capital Corporation and Superior Diecutting, Inc., filed with the Form 8-K/A dated October 21, 2002.

1.8

Loan Agreement between Will-Kankakee Regional Development Authority and Flanders Corporation dated December 15, 1997, filed with the December 31, 1997 Form 10-K, and incorporated herein by reference.

1.9

Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated April 1, 1998, filed with the Form 10-Q dated March 31, 1998, and incorporated herein by reference.

1.10

Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated March 1, 2000, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

1.11

Flanders Corporation 1996 Director Option Plan, filed with the Form 10-K dated December 31, 1995, and incorporated herein by reference.

1.12

Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

1.13

Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.

1.14

Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the Form 10-K dated December 31, 1997 and incorporated herein by reference.

1.15

Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

1.16

Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Robert R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

1.17

Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.

1.18

Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with the Form 10-K dated December 31, 1997 and incorporated herein by reference.

1.19

Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

1.20

Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

1.21

Amendment to Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

1.22

Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated November 7, 2001, filed with Form 10-K for December 31, 2001, incorporated herein by reference.

1.23

Stock Option Agreement between Flanders Corporation and Steven K. Clark dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

1.24

Amendment to Stock Option Agreement between Flanders Corporation and Steven K. Clark dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

1.25

Stock Option Agreement between Flanders Corporation and Steven K. Clark dated November 7, 2001, filed with Form 10-K dated December 31, 2001, incorporated by reference.

1.26

Note Agreement between Steven K. Clark and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

1.27

Note Agreement between Robert R. Amerson and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

1

Subsidiaries of the Registrant.

1.1

Consent of Pender Newkirk LLP for incorporation by reference of their report into Form S-8 filed on July 21, 1997, filed herewith.

1.2

Consent of Grant Thornton LLP for incorporation by reference of their report into Form S-8 filed on July 21, 1997, filed herewith.

24

Power of Attorney (included on Signature page of this report).

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)

Form 8-K/A dated February 25, 2003

Form 8-K dated March 25, 2003

Form 8-K dated April 23, 2003

Form 8-K dated July 24, 2003

Form 8-K dated August 21, 2003

Form 8-K dated October 22, 2003

(c)

Financial Statement Schedules:  See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 23rd day of February, 2004.

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

Signature	Title	Date
/s/ Robert R. Amerson	President, Chief Executive Officer And Director
/s/ Steven K. Clark	Chief Operating Officer, Vice President Finance/Chief Financial Officer, Principal Accounting Officer and Director
/s/ Peter Fredericks	Director
/s/ D. Michael Steele	Director
/s/ David M. Mock	Director

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

Date:  February 23, 2004.

/s/

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

Date:  February 23, 2004.

/s/ _____________________________________

Steven K. Clark

Chief Financial Officer

FLANDERS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003, 2002 and 2001

Independent Auditors’ Report

Board of Directors

Flanders Corporation and Subsidiaries

St. Petersburg, Florida

We have audited the accompanying consolidated balance sheets of Flanders Corporation and Subsidiaries as of December 31, 2003 and December 31, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the management of Flanders Corporation.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Flanders Corporation and Subsidiaries as of December 31, 2003 and December 31, 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

February 13, 2004

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except per share data)

ASSETS	2003	2002
Current assets
Cash and cash equivalents	$ 1,098	$ 2,806
Receivables:
Trade, less allowance for doubtful accounts: $2,949 in 2003 and $2,240 in 2002	35,908	34,031
Other	265	295
Inventories	33,066	27,128
Deferred taxes	2,889	1,793
Other current assets	1,461	1,290
Total current assets	74,687	67,343
Related party receivables	362	433
Property and equipment, net	67,855	70,407
Intangible assets, net	880	1,013
Other assets	1,631	2,475
	$ 145,415	$ 141,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 2,542	$ 2,498
Accounts payable	11,501	13,797
Accrued expenses	15,097	9,659
Total current liabilities	29,140	25,954
Long-term capital lease obligations, less current maturities	2,805	3,134
Long-term debt, less current maturities	20,943	29,843
Long-term liabilities, other	1,850	2,157
Deferred taxes	9,968	7,655
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 10,000 shares authorized; none issued	–	–
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,084	26	26
Additional paid-in capital	90,527	90,331
Notes receivable – secured by common shares	(9,028)	(8,695)
Accumulated other comprehensive loss	(1,110)	(1,294)
Retained earnings	294	(7,440)
	80,709	72,928
	$ 145,415	$ 141,671

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,

(In thousands, except per share data)

	2003	2002	2001
Net sales	$ 182,780	$ 184,211	$ 189,077
Cost of goods sold	139,509	143,390	149,295
Gross profit	43,271	40,821	39,782
Operating expenses	32,112	29,591	36,311
Operating income	11,159	11,230	3,471
Non operating income (expense)
Other income (expense), net	1,970	1,272	1,929
Interest expense	(1,878)	(4,762)	(3,911)
	92	(3,490)	(1,982)
Earnings from continuing operations before income taxes	11,251	7,740	1,489
Provision for income taxes	3,505	3,001	930
Earnings from continuing operations	7,746	4,739	559
Discontinued operations
Loss from operations of discontinued subsidiary (including tax benefit of $115 in 2001)	–	–	(175)
Loss from discontinued operations	–	–	(175)
Earnings before cumulative effect of a change in accounting principle	7,746	4,739	384
Cumulative effect of accounting change, net of tax	–	(27,681)	–
Net earnings (loss)	7,746	$ (22,942)	$ 384
Earnings per share from continuing operations
Basic	$ 0.30	$ 0.18	$ 0.02
Diluted	$ 0.29	$ 0.18	$ 0.02
Loss per share from discontinued operations
Basic	$ –	$ –	$ (0.01)
Diluted	$ –	$ –	$ (0.01)

	2003	2002	2001
Loss per share from cumulative effect of accounting change
Basic	$ –	$ (1.06)	$ –
Diluted	$ –	$ (1.06)	$ –
Net earnings (loss) per share
Basic	$ 0.30	$ (0.88)	$ 0.01
Diluted	$ 0.29	$ (0.88)	$ 0.01
Weighted average common shares outstanding
Basic	26,033	26,033	26,036
Diluted	26,428	26,033	26,038

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 1, 2001	26	90,898	(7,891)	–	15,118	98,151
Accrued interest on notes receivable secured by common shares	–	–	(435)	–	–	(435)
Purchase and retirement of 354 shares of common stock	–	(586)	–	–	–	(586)
Issuance of 7 shares of common stock upon exercise of options	–	19	–	–	–	19
Comprehensive loss
Net earnings	–	–	–	–	384	384
Transition adjustment	–	–	–	(579)	–	(579)
Loss on cash flow hedges	–	–	–	(75)	–	(75)
Total comprehensive loss, net of tax						(270)
Balance, December 31, 2001	26	90,331	(8,326)	(654)	15,502	96,879
Accrued interest on notes receivable secured by common shares	–	–	(369)	–	–	(369)
Comprehensive loss
Net loss	–	–	–	–	(22,942)	(22,942)
Loss on cash flow hedges	–	–	–	(640)	–	(640)
Total comprehensive loss, net of tax						(23,582)
Balance, December 31, 2002	$ 26	$ 90,331	$ (8,695)	$ (1,294)	$ (7,440)	$ 72,928
Accrued interest on notes receivable secured by common shares			(333)			(333)
Purchase and retirement of 63 shares of common stock	(1)	(188)			(12)	(201)
Issuance of 106 shares of common stock upon exercise of options	1	384				385
Comprehensive earnings
Net earnings					7,746	7,746
Gain on cash flow hedges				184		184
Total Comprehensive earnings, net of tax						7,930
Balance, December 31, 2003	26	90,527	(9,028)	(1,110)	294	80,709

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

(In thousands)

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Earnings from continuing operations	$ 7,746	$ 4,739	$ 559
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,990	7,477	8,051
Provision for doubtful accounts and notes	3,466	1,048	398
Provision for obsolete inventory	208	425	(236)
Loss on sale of property and equipment	200	382	–
Gain on sale of assets	–	(286)	–
Deferred taxes	1,094	3,219	94
Accrued interest on notes receivable secured by common shares	(333)	(369)	(435)
Change in working capital components:
Receivables	(4,882)	(4,894)	3,088
Inventories	(6,147)	3,274	(2,856)
Other current assets	(391)	893	(117)
Accounts payable	(2,296)	(1,929)	(4,541)
Accrued expenses	5,438	209	3,449
Income taxes (net)	220	2,436	1,608
Net cash provided by operating activities of continuing operations	12,313	16,624	9,062
Net cash used in operating activities of discontinued operations	–	–	(175)
Net cash provided by operating activities	12,313	16,624	8,887
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(5,264)	(3,636)	(8,106)
Proceeds from sale of property and equipment	142	1,656	–
Proceeds from sale of assets	–	1,498	–
Proceeds from (disbursements on) notes receivables	70	117	218
Decrease (Increase) in other assets	42	449	(227)
Net cash provided by (used in) investing activities	(5,010)	84	(8,115)

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

Years Ended December 31,

(In thousands)

	2003	2002	2001
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) from revolving credit agreement	(6,799)	(20,525)	3,621
Proceeds from long-term borrowings	–	9,500	–
Principal payments on long-term borrowings	(2,528)	(5,727)	(1,262)
Purchase and retirement of common stock	–	–	(586)
Payment of debt issuance costs	(51)	(1,028)	–
Proceeds from exercise of options	367	–	–
Net cash provided by (used in) financing activities	(9,011)	(17,780)	1,773
Net increase (decrease) in cash and cash equivalents	(1,708)	(1,072)	2,545
CASH AND CASH EQUIVALENTS
Beginning of year	2,806	3,878	1,333
End of year	$ 1,098	$ 2,806	$ 3,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of $26, $72 and $135 interest capitalized to property and equipment for 2003, 2002 and 2001, respectively: Income taxes paid/(received)	$ 1,954	$ 4,767	$ 3,836
	$ 525	$ (2,654)	$ 182
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Cumulative effect of accounting change, net of taxes	$ –	$ (27,681)	$ –
Issuance of 7 shares of common stock upon exercise of options in exchange for notes receivable in 2001	$ –	$ –	$ 19
Sale of assets in exchange for notes receivable	$ 2	$ 400	$ –
Capital lease obligation incurred for property and equipment	$ 143	$ 181	$ 315
Accounts receivable in exchange for notes receivable	$ 149	$ –	$ –

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

The Company sells some products for end users outside of the United States through domestic specialty clean room contractors.  These sales are accounted for as domestic sales.  The Company also sells products through foreign distributors, primarily in Europe, and through a wholly-owned subsidiary, which sells to customers in the Pacific Rim.  Sales through foreign distributors and its wholly owned foreign subsidiary total less than 5% of net sales.  Assets held outside the United States are negligible.

2.

Principles of consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly-owned except for Superior Diecutting, Inc. of which 50% is owned by two officers and directors and 50% is owned by other shareholders unrelated to the Company or any of its officers and directors.

3.

Significant customers

Net sales for the years ended December 31, 2003, 2002 and 2001 included sales to the following major customers, together with the receivables due from those customers:

	Amount of Net Sales			Trade Receivable Balance As of December 31,
	2003	2002	2001	2003	2002
Customer A	$ 30,715	$ 24,478	$ 15,498	$ 5,507	$ 2,825
Customer B	$ 30,770	$ 27,579	$ 29,618	$ 6,302	$ 9,102

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

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

5.

Cash and cash equivalents

The Company maintains its cash in bank deposit accounts, which at times, exceed federally insured limits.  The Company has not experienced any losses in such accounts.  The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.  For purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions or designated for equipment acquisitions and certificates of deposit which have an original maturity of three months or less when purchased to be cash equivalents.

6.

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible.  It is the Company’s policy to accrue interest on past due receivables.  The provision for doubtful accounts and notes was $3,466, $1,048, and $398 for the years ended December 31, 2003, 2002 and 2001, respectively.

7.

Fair value of financial instruments

The carrying amount of cash equivalents, trade receivables and trade payables approximates fair value at December 31, 2003 and 2002 because of the short maturity of these instruments.  Based on the borrowing rates currently available to the Company for bank loans with similar maturities and similar collateral requirements, the fair value of notes payable and long-term debt approximates the carrying amounts at December 31, 2003 and 2002.

8.

Inventories

Inventories are valued at lower of cost (first-in, first-out method) or market.

9.

Comprehensive income

FAS 130, “Reporting Comprehensive Income,” requires disclosure of comprehensive income in addition to the existing income statement.  Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).  An analysis of the changes in the components of accumulated comprehensive income is presented in the statement of changes in stockholders’ equity.

10.

Derivative financial instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133.”  SFAS 133 and SFAS 138 established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.  The cumulative effect of the adoption of SFAS 133 and SFAS 138, as of January 1, 2001 resulted in a $579 increase in accumulated other comprehensive loss, a $386 decrease in deferred tax liability and an increase in long-term liabilities-other of $965, and had no impact on net earnings.

The Company has only limited involvement with derivative financial instruments.  The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds.  Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent.  This interest rate swap is accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. The tax effected fair market value of the interest rate swap of $1,110 and $1,294 is included in accumulated other comprehensive loss at December 31, 2003 and 2002, respectively.  The interest rate swap contracts expire in 2013 and 2015.

11.

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

During the fourth quarter of 2002, the Company completed its transitional impairment analysis.  An independent third party performed valuations of the Company.  The third party performing the valuation concluded, based on various methodologies, that the fair value of the Company exceeded its carrying value, and thus, there was no goodwill impairment.  In addition, the Company’s independent certifying accountants, in accordance with SAS 73 (Using the Work of a Specialist), evaluated the professional qualifications of the third party evaluator, gained an understanding of the work performed, which included an understanding of the specialist’s work, methods, and assumptions used and made appropriate tests of data provided to the specialists.  The independent certifying accountants concluded that the specialist’s findings were supported by the data provided.  However, according to SFAS 142, quoted market prices in active markets are the best evidence of fair value, and thus the Company, with the concurrence of the Company’s independent certifying accountants, concluded that the higher fair value, as determined by the third party valuation, is not sufficient to outweigh the presumption of fair value indicated by the quoted market price of the Company.  Accordingly, the Company determined that an impairment charge upon the adoption of SFAS 142 on January 1, 2002 was necessary.

The change in the carrying amount of goodwill and other intangibles (net of accumulated amortization) for the year ended December 31, 2002 is as follows:

Balance at December 31, 2001	$27,681
Transitional goodwill impairment loss	(26,933)
Transitional other intangible impairment loss	(748)
Total transitional impairment loss	(27,681)
Balance at December 31, 2002	$-
Balance at December 31, 2003	$-

11.

Goodwill – Continued

The following table reconciles the Company’s net earnings for 2003, 2002 and 2001, adjusted to exclude goodwill amortization pursuant to SFAS 142 from amounts previously reported:

	2003	2002	2001
Net earnings (loss)
Reported net earnings (loss)	$ 7,746	$ (22,942)	$ 384
Add back: Goodwill amortization	—	—	798
Adjusted net earnings (loss)	$ 7,746	$ (22,942)	$ 1,182

Earnings (Loss) per share – basic
Reported earnings (loss) per share	$ .30	$ (.88)	$ 0.01
Goodwill amortization	—	—	0.03
Adjusted earnings (loss) per share	$ .30	$ (.88)	$ 0.04

Earnings (Loss) per share - diluted
Reported earnings (loss) per share	$ .29	$ (.88)	$ 0.01
Goodwill amortization	—	—	0.03
Adjusted earnings (loss) per share	$ .29	$ (.88)	$ 0.04

12.

Trademarks and trade names

Trademarks and trade names are being amortized on a straight line basis over 17 years.  At each balance sheet date, the Company evaluates the value of trademarks and trade names for impairment.  Based upon its most recent analysis, the Company believes that no impairment of trademarks and trade names exists at December 31, 2003.

13.

Property and equipment

Property and equipment are stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.  Amortization of property and equipment held under capital leases is included in depreciation expense.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2003.  In the fourth quarter of 2001, the Company changed its estimate of remaining useful life of certain machinery and equipment from 10 to 15 years.  The Company made these changes to better reflect the estimated periods during which such assets will remain in service.  The net effect during the fourth quarter of 2001 was to decrease depreciation expenses by approximately $224.

14.

Debt issuance costs

The costs related to the issuance of debt are capitalized and amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method.

15.

Revenue recognition

Generally, sales are recognized when shipments are made to customers.  Rebates, allowances for damaged goods and other advertising and marketing program rebates, are accrued pursuant to contractual provisions and included in accrued expenses.  An insignificant amount of our revenues fall under the percentage-of-completion method of accounting used for long-term contracts. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion.  Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values.  Estimated losses are recorded when identified.

16.

Income taxes

Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

17.

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

18.

Stock Options

At December 31, 2003, the Company has three stock-based compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	2003	2002	2001
Net earnings (loss), as reported	$ 7,746	$ (22,942)	$ 384

Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(562)	(149)	(1,802)

Pro forma net earnings (loss)	$ 7,184	$ (23,091)	$ (1,418)

Basic earnings (loss) per share:
As reported	$ .30	$ (.88)	$ .01
Pro forma	$ .28	$ (.89)	$ (.05)

Diluted earnings (loss) per share
As reported	$ .29	$ (.88)	$ .01
Pro forma	$ .27	$ (.89)	$ (.05)

19.

Outbound shipping expenses

Outbound shipping expenses are included in “operating expenses,” not in “cost of goods sold.”

20.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $2,001, $1,672, and $1,747 for the years ending December 31, 2003, 2002 and 2001, respectively.

21.

Reclassifications

Certain account balances for 2002 and 2001 have been reclassified with no effect on net earnings or retained earnings to be consistent with the classification adopted for the year ended December 31, 2003.

22.

Impact of Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligations” which is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS 143 effective January 1, 2003. The adoption of SFAS 143 did not have a material impact on the Company’s financial statements and results of operations.

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

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (the “Interpretation”).  The Interpretation requires the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity’s expected losses, receives a majority of the entity’s expected residual returns, or both, as a result of ownership, contractual, or other financial interests in the entity.  Currently, entities are generally consolidated by an enterprise that has controlling financial interest through ownership of a majority voting interest in the entity.  The Interpretation was originally immediately effective for variable interest entities created after January 31, 2003, and effective in the fourth quarter of the Company’s fiscal 2003 for those created prior to February 1, 2003.  However, in October 2003, the FASB deferred the effective date for those variable interest entities created prior to February 1, 2003, until the Company’s first quarter of fiscal 2004.  The Company has substantially completed the process of evaluating this interpretation and believes its adoption will not have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”  This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003, except for mandatorily redeemable financial instruments.  Mandatorily redeemable financial instruments are subject to the provisions of this statement beginning on January 1, 2004.  We have not entered into or modified any financial instuments subsequent to May 31, 2003 affected by this statement.  We do not expect the adoption of this statement will have a material impact on our financial condition or results of operations.

Note B.

Inventories

Inventories consist of the following at December 31:

	2003	2002
Finished goods	$ 14,625	$ 13,579
Work in progress	3,403	1,954
Raw materials	16,361	12,710
	34,389	28,243
Less allowances	1,323	1,115
	$ 33,066	$ 27,128

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

In December 1999, the Company adopted a formal plan to close Airseal West, a wholly-owned subsidiary, and sell its various assets and product lines to unrelated third parties.  The closure was completed in the first quarter of 2001.  During the year ended December 31, 2000, approximately $3,000 of fixed assets and inventory were transferred between other subsidiaries, with other assets remaining held for sale.  The closure was completed in the first quarter of 2001, although various assets, consisting primarily of non-filtration inventories, manufacturing equipment, designs and intellectual properties, were not sold until later in the year.

Operating results of Airseal West including net sales of Airseal West are shown separately in the accompanying statement of operations and are combined into the heading, “Loss from operations of discontinued subsidiary.” Net sales of Airseal West for 2001 were approximately $68.

Note D.

Other Assets

Other assets consist of the following at December 31:

	2003	2002
Real estate held for sale	$ 52	$ 56
Notes receivable	478	1,188
Deposits	238	171
Deferred expenses	863	1,054
All other	-	6
	$ 1,631	$ 2,475

Note E.

Intangible Assets

Intangible assets consist of the following at December 31:

	2003	2002
Trademarks and trade names, net of accumulated amortization of $641 and $484 in 2003 and 2002, respectively	$ 880	$ 1,013
	$ 880	$ 1,013

Amortization expense was $133 and $60 in 2003 and 2002, respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2008 is as follows:

2004	$ 156
2005	$ 156
2006	$ 156
2007	$ 156
2008	$ 156

Changes in the carrying amount of goodwill during 2002 are summarized in the following table:

Balance, January 1, 2002	$ 27,612
Transitional impairment of goodwill	(26,933)
Disposal of goodwill related to asset sale (net)	(679)

Balance, December 31, 2002	$ -
Balance, December 31, 2003	$ -

Note F.

Property and Equipment

Property and equipment and estimated useful lives consist of the following at December 31:

			Estimated
	2003	2002	Useful Lives
Land	$ 1,389	$ 1,389	–
Buildings	39,105	37,743	15-40 years
Machinery and equipment	59,059	56,881	5 -15 years
Office equipment	9,658	9,115	5-7 years
Vehicles	1,171	1,097	5 years
Construction in progress	4,887	4,446	–
	115,269	110,671
Less accumulated depreciation	47,414	40,264
	$ 67,855	$ 70,407

Total depreciation expense charged to operations totaled $7,614, $7,376, and $7,063 for 2003, 2002 and 2001, respectively.

Note G.

Accrued Expenses

Accrued expenses at December 31, 2003 and 2002 were as follows:

	2003	2002

Income tax payable	$ 1,958	$ 0
Bank overdraft	4,738	1,916
Other accrued expenses	8,401	7,743
	$ 15,097	$ 9,659

Note H.

Pledged Assets and Debt

A summary of the Company’s debt, and collateral pledged thereon, consists of the following at December 31:

	2003	2002
Long-term debt:
LIBOR (1.4% at December 31, 2003) plus 1.75 to 2.25% revolving line of credit; interest rate dependent on fixed charge coverage*.	$ 654	$ 7,454
LIBOR plus 2.5 to 3.0% term note agreement; interest rate dependent on fixed charge coverage*.	5,367	6,767
LIBOR plus 2.25% note (mortgage) payable to a bank, due in monthly payments of $14 including interest through October 2007, at which time all unpaid principal is due, collateralized by certain land, building and improvements.	2,292	2,472
Prime plus 0.25 percent (4.25% at December 31, 2003) notes payable to a mortgage company due in monthly payments of $30 including interest through January 2006, at which time all unpaid principal is due, collateralized by a deed of trust on land and buildings.	570	826
6.5 percent note payable to a regional development authority, due in varying quarterly installments, plus interest, through December 2017, collateralized by a security agreement and financing statement on real and personal property.	4,910	5,120
Note payable to a bank with interest at prime plus 0.25 percent, with rate adjusted annually (4.25% at December 31, 2003), due in monthly payments of $7 including interest through June 2017 subject to a call option in June 2007, collateralized by a deed of trust on real property.	724	758
Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.14% by an interest-rate swap, collateralized by a $4,000 letter of credit that expires April 1, 2015.	4,000	4,000
Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.14% by an interest-rate swap, collateralized by a $4,500 letter of credit that expires April 1, 2013.	4,500	4,500
Various obligations under capital lease agreements	3,273	3,578
	$ 26,290	$ 35,475
Note H. Pledged Assets and Debts — Continued
Less current maturities	2,542	2,498
	23,748	32,977
Less long-term capital lease obligations, less current maturities	2,805	3,134
	$ 20,943	$ 29,843

Aggregate maturities required on long-term debt and capital lease obligations as of December 31, 2003 are due in future years as follows:

Year Ending December 31,
2003	$ 2,542
2004	2,540
2005	2,351
2006	2,161
2007	2,464
Later years	14,232
$ 26,290

*

Our current revolving credit agreement with a bank provides a maximum line of credit of $33 million (subject to availability) and bears interest at either (i) LIBOR plus between 1.75% and 2.25%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s base rate, plus between 0.5% and 1%, dependent on the Company’s fixed charge coverage during the prior twelve months. Up to $11 million of this credit facility may be used to issue letters of credit of which the Company has two letters of credit associated with its industrial revenue bonds and two associated with its workers compensation policy. The revolving credit agreement is part of a combined facility with a bank that also includes a $7 million facility to guarantee letters of credit, and a term loan at an interest rate 0.25% higher than the revolving facility.   The term loan is due in monthly principal payments of $116 plus interest.  Both the line of credit and term loan are due in 2007.  The combined facility is collateralized by substantially all of the Company’s assets, requires maintenance of certain financial ratios, and restricts capital expenditures, payment of dividends and share repurchases.

Note I.

Leases

The Company leases certain facilities and equipment under long-term non-cancelable operating leases, which may be renewed in the ordinary course of business, including a building lease with a related party.  The Company leases certain manufacturing and warehousing space under a capital lease with an original term of ten years with two consecutive ten-year renewal options.  Leased capital assets are included in property and equipment as follows at December 31:

	2003	2002
Buildings Machinery and equipment Office equipment	$ 3,700 439 358	$ 3,700 479 225
Accumulated depreciation	(676)	(458)
	$ 3,821	$ 3,946

Future minimum payments, by year and in aggregate, under capital leases and operating leases consist of the following at December 31, 2003:

Year Ending December 31,	Capital leases	Operating leases
2004	$ 744	$ 2,315
2005	668	1,799
2006	656	826
2007	675	342
2008	622	145
Later years	913	249
Total minimum lease payments	$ 4,278	$ 5,676
Less amount representing interest	1,005
Present value of net minimum payments	3,273
Current portion	468
Long-term portion	$ 2,805

Total rent expense charged to operations was approximately $3,255, $2,946, and $3,435 for 2003, 2002 and 2001, respectively.

Note J.

Income Taxes

The Company’s provision (benefit) for income taxes is as follows for the years ended December 31:

	2003	2002	2001
Current:
Federal	$ 2,164	$ (319)	$ 500
State	185	(43)	145
Foreign	62	144	75
	2,411	(218)	720
Deferred:
Federal	1,008	2,843	74
State	86	376	21
	1,094	3,219	95
Total	3,505	3,001	815
Allocated to discontinued operations	—	—	(115)
Allocated to cumulative effect of accounting change	—	—	—
Total provision (benefit) from continuing operations	$ 3,505	$ 3,001	$ 930

The income tax provision for continuing operations differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2003	2002	2001
Income tax provision at statutory rate:	$ 3,938	$ 2,632	$ 399
Increase (decrease) in income taxes due to:
Nondeductible expenses	22	35	298
State income taxes net	334	334	97
Foreign taxes	–	–	21
Credits and adjustments	(789)	–	–
	$ 3,505	$ 3,001	$ 815

Net deferred tax assets and liabilities were comprised of the following:

	2003	2002
Deferred tax assets:
Accounts receivable allowance	$ 642	$ 545
Inventory allowance and capitalization	905	617
Accrued expenses	541	427
Deferred expenses	41	50
Other Reserves	260	154
State credits	500	-
	$ 2,889	$ 1,793
Deferred tax liabilities:
Property and equipment	$ (10,913)	$ (8,922)
Interest rate swap	740	863
State net operating loss carry forwards	205	404
	$ (9,968)	$ (7,655)

The components giving rise to the net deferred tax assets and liabilities described above have been included in the accompanying consolidated balance sheets at December 31 as:

	2003	2002
Current assets	$ 2,889	$ 1,793
Noncurrent liabilities	(9,968)	(7,655)
	(7,079)	$ (5,862)

Note K.

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

2.  Litigation

The Company is involved in a dispute with Liberty Mutual, a former workers’ compensation administrator and stop-loss insurer for some of the Company’s subsidiaries.  The administrator has alleged that they are entitled to be reimbursed for certain costs incurred in administering various insurance claims. The Company has counter-sued, claiming that the administrator acted in “bad faith,” was negligent in its duties as administrator of our claims, that it made payments on our behalf which were specifically disallowed, that they refused to follow instructions given to them by us, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence.  In addition, Liberty Mutual charged certain administrative fees over and above the actual costs incurred which the Company is contesting.  The amount and probability of any payment or settlement is unknown at this time.  Among the issues being considered is the matter of currently unresolved workers’ compensation claims whose estimate of potential loss may change as a result of this litigation.  While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company’s actual liability will not exceed its current estimate.  Accordingly, these matters, if resolved in a manner different from management’s estimate, could have a material effect on operating results or cash flows in the future.

We have settled our lawsuit with Conap (U.S. District Court for the Eastern District of North Carolina, Case No. 4-99-CV-93-H(3)) a supplier of urethane sealant used in some of our HEPA filtration products.  The settlement amount we received is included in other income.

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

3.

Self-Insurance

During all periods presented, workers’ compensation claims incurred by employees were fully insured through a high deductible policy with a policy year ending each May.  The deductible per employee was $350 for 2003 and 2002, with no limit in the aggregate.  The Company continuously monitors and estimates the estimated costs of claims incurred based on historical loss information and other information provided by its carrier’s claims management personnel.  Included in the liabilities in the accompanying balance sheets are accrued workers’ compensation expenses of approximately $646 and $208 as of December 31, 2003 and 2002, respectively.

The Company provides medical benefits to its employees under a self-insured program.  Through June 30, 2002, the Company paid for 100% of an employees health costs as the services were incurred.  In July 2002, the Company changed the program that provides medical benefits to its employees once certain deductibles are met.  The benefits to the employees are limited to $50 per year with a $1,000 lifetime benefit.  The Company estimates the amount of incurred but unreported claims based on historical information.  Included in the liabilities in the accompanying balance sheets are estimated accrued health insurance expenses of approximately $228 and $324 as of December 31, 2003 and 2002, respectively.  The employer’s portion of claims charged to operations totaled approximately $919, $2,297 and $3,018 for 2003, 2002 and 2001, respectively.

4.

License and Royalty Agreements

The Company has secured licensing and royalty agreements with two companies allowing the Company to use their trade names and brands on its products. Costs associated with these agreements are expensed as incurred.

Note L.

Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“Salary Savings Plan”).  The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to fifteen percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors.  The Company contributed approximately $89, $102 and $118 to the Salary Savings Plan for the years ended December 31, 2003, 2002 and 2001, respectively.

During 1996, the Company adopted the Long Term Incentive Plan (“LTI Plan”) to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock performance shares and dividend equivalents to officers, key employees of the Company and outside consultants to the Company. There are 1,987,000 shares of Common Stock reserved for award under the LTI Plan.  During 2003, 2002 and 2001, the Company awarded options to purchase 145,000, 85,000 and 50,000 shares of Common Stock under the LTI Plan, respectively.

During 1996, the Company also adopted the 1996 Director Option Plan which provides for the grant of stock options to outside directors of the Company who were elected or appointed after February 1, 1996, and who were not existing directors on the effective date of the plan.  Each such outside director who is serving as a director on January 1 of each calendar year will automatically be granted an option to acquire up to 5,000 shares of Common Stock on such date, assuming such outside director had been serving for at least six months prior to the date of grant.  The Company has reserved 500,000 shares of its Common Stock for issuance under the 1996 Director Option Plan that expires in 2006.  During 2003, 2002 and 2001, the Company awarded options to purchase 80,000, 155,000 and 60,000 shares, respectively, of Common Stock under the 1996 Director Option Plan.

Note M.

Related Party Transactions and Balances

At December 31, 2003 and 2002, the Company had notes receivable secured by common stock classified as contra-equity of $9,028 and $8,695, respectively, due from various directors, officers, shareholders and employees, with interest thereon varying between 2.45% and 7.50%, maturing at various dates to December 2010, of which $6,450 is callable on demand by the Company if the officers or employees terminate employment with the Company.

During November 2000, the Company entered into a five-year operating lease whereby the Company was leasing 138,000 square feet of building 50% owned by two officers of and directors of the Company.  In September 2002, the lease was amended as the Company occupied 224,000 square feet of building.  Then, by November 2002, the Company occupied 399,000 square feet of a building.  The Company made payments of $1,030, $474 and $349 in 2003, 2002 and 2001, respectively.  The Company believes this lease is at prevailing market rates.

On January 2, 2001, the Company purchased and leased back $797 in manufacturing equipment from Superior Diecutting, Inc., a vendor 50% owned by two officer and directors.  The Company also loaned this supplier $500, secured by a building and used to pay off an existing mortgage, and $400 to repay a credit line secured by inventory, receivables and other current assets.  The Company made payments of $3,738 and $1,666 in 2003 and 2002, respectively, to this supplier for purchases of raw materials.  At December 31, 2003 and 2002, the Company owed a total of $892 and $813, respectively, to this vendor.  At December 31, 2003, Superior Diecutting, Inc. owed the Company $4,766.  The accounts and operations of this related entity have been consolidated, thus, the financial effects of these transactions have been eliminated in consolidation.

Note N.

 Stock Options and Warrants

During 2003, the Company granted options to purchase: 145,000 shares of common stock under its LTI Plan at exercise prices between $2.52 - $5.00 per share; 80,000 shares of common stock under its 1996 Director Option Plan at a weighted average exercise price of $3.35 per share.  All options granted during 2003 were non-qualified fixed price options.

The following table summarizes the activity related to all Company stock options and warrants for 2003, 2002 and 2001:

					Weighted Average
	Shares (In thousands)		Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2001	540	4,725	8.40 – 14.73	2.50 – 9.50	10.04	3.66
Granted	–	2,110	–	1.88 – 7.50	–	7.25
Exercised	–	(7)	–	2.50	–	2.50
Canceled or expired	–	(2,130)	–	2.50 – 9.50	–	7.37
Outstanding at December 31, 2001	540	4,698	8.40 – 14.73	1.88 – 8.50	10.04	4.89
Granted	–	240	–	1.50 – 2.36	–	1.69
Exercised	–	–	–	–	–	–
Canceled or expired	(540)	(339)	8.40 – 14.73	1.88 – 8.50	10.04	4.26
Outstanding at December 31, 2002	–	4,599	–	1.50 – 7.50	–	4.76
Granted	–	225	–	1.65 – 5.00	–	3.51
Exercised	–	(106)	–	1.65 – 3.94	–	3.45
Canceled or expired	–	(183)	–	1.50 – 5.38	–	4.44
Outstanding at December 31, 2003		4,535	–	1.50 – 7.50	–	4.75
Exercisable at December 31, 2003		4,350	–	1.65 – 7.50	–	4.95
Exercisable at December 31, 2002	–	4,464	–	1.74 – 7.50	–	4.86
Exercisable at December 31, 2001	540	4,648	8.40 – 14.73	1.88 – 8.50	10.04	4.91

The warrants and options expire at various dates ranging from April 2004 to December 2008.  A further summary of information related to options outstanding at December 31, 2003 is as follows:

Range of Exercise Prices	Number Outstanding / Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Outstanding / Exercisable
$1.50 to 2.00	215 / 175	3.54	$1.68 / 1.73
$2.40 to 3.00	2,140 / 2,060	2.22	$2.50 / 2.50
$3.85 to 5.00	180 / 115	4.42	$4.48 / 4.24
$7.50 to 7.50	2,000 / 2,000	2.85	$7.50 / 7.50

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

 – Continued

Had compensation cost for the LTI Plan been determined based on the grant date fair values of awards using the Black-Scholes option pricing model, reported net earnings  (loss) and earnings (loss) per common share would have been changed to the pro forma amounts shown below for the years ended December 31:

	2003	2002	2001
Net earnings (loss):
As reported	$ 7,746	$ (22,942)	$ 384
Pro forma	$ 7,185	$ (23,091)	$ (1,418)
Basic earnings (loss) per share:
As reported	$ 0.30	$ (0.88)	$ 0.01
Pro forma	$ 0.28	$ (0.89)	$ (0.05)
Diluted earnings (loss) per share:
As reported	$ 0.29	$ (0.88)	$ 0.01
Pro forma	$ 0.27	$ (0.89)	$ (0.05)

Weighted average fair value per option of options
Granted during the year	$ 2.50	$ 1.04	$ 1.42

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2003, 2002 and 2001:  Dividend rate of 0%; risk-free interest rate of 3.38%, 3.00% and 4.00%, respectively;  expected lives of 5 years; and  expected price volatility of 92%, 88% and 125%, respectively.

Note O.

Earnings (Loss) per Share

The following data show the shares used in computing net earnings (loss) per common share including dilutive potential common stock.

	2003	2002	2001
Common shares outstanding at beginning of year	26,033	26,033	26,380
Net weighted average common shares issued and canceled during year	–	–	(344)
Weighted average number of common shares used in basic EPS	26,033	26,033	26,036
Dilutive effect of stock options and warrants	395	–	2
Dilutive effect of contingent shares	–	–	–
Weighted average number of common shares and dilutive potential shares used in diluted EPS	26,428	26,033	26,038

As of December 31, 2003, 2002 and 2001, options and warrants to purchase 2,000, 4,539 and 5,086 shares, respectively, of the Company’s common stock described in Note N were excluded from the computation of diluted EPS because the market price of the underlying stock was less than the exercise price.

Note P.

Quarterly Financial Data (Unaudited)

Quarters Ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net sales	$ 43,049	$ 44,262	$ 50,189	$ 45,280
Gross profit	$ 9,460	$ 10,838	$ 11,887	$ 11,086
Operating income	$ 2,111	$ 2,615	$ 3,576	$ 2,857
Earnings from continuing operations	$ 1,644	$ 2,260	$ 2,315	$ 1,527
Earnings from continuing operations per share: Basic	$ .06	$ .09	$ .09	$ .06
Diluted	.06	.08	.09	.06
Common stock prices:
High	$ 2.23	$ 2.95	$ 6.05	$ 7.01
Low	1.43	2.09	2.71	4.45
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net sales	$ 42,454	$ 44,768	$ 50,136	$ 46,853
Gross profit	$ 8,714	$ 11,239	$ 10,888	$ 9,980
Operating income	$ 1,731	$ 3,662	$ 2,923	$ 2,914
Earnings from continuing operations	$ 474	$ 1,309	$ 1,185	$ 1,771
Earnings from continuing operations per share: Basic	$ .02	$ .05	$ .05	$ .07
Diluted	.02	.05	.05	.07
Common stock prices:
High	$ 2.49	$ 2.03	$ 1.88	$ 1.88
Low	1.70	1.44	1.45	1.42

FLANDERS CORPORATION

FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON SCHEDULE

Board of Directors and Stockholders

Flanders Corporation

In connection with our audits of the consolidated financial statements of Flanders Corporation and Subsidiaries referred to in our report dated February 13, 2004, which is included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2003, we have also audited Schedule II for each of the two years in the period ended December 31, 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Pender Newkirk and Company

Tampa, Florida

February 13, 2004

FLANDERS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2003, 2002 and 2001

Additions
	Balance at	Charged to		Balance
	Beginning	Cost and		at End
	Of Period	Expense	Deductions	of Period
For the year ended December 31, 2003
Allowance for doubtful accounts	$ 2,240	$ 3,151	$ (2,442)(1)	$ 2,949
Allowance for inventory	1,115	208	–	1,323
Total	$ 3,355	$ 3,359	$ (2,442)	$ 4,272
For the year ended December 31, 2002
Allowance for doubtful accounts	$ 1,532	$ 1,048	$ (340)(1)	$ 2,240
Allowance for inventory	1,149	425	(459)	1,115
Total	$ 2,681	$ 1,473	$ (799)	$ 3,355
For the year ended December 31, 2001
Allowance for doubtful accounts	$ 1,778	$ 397	$ (643)(1)	$ 1,532
Allowance for inventory	1,386	–	(237)(2)	1,149
Total	$ 3,164	$ 397	$ (880)	$ 2,681

(1) Uncollected receivables written-off, net of recoveries.
(2) Reduction in allowance, offset to inventory.