Form 10-Q
period 2004-03-31
FLANDERS CORP
filed 2004-04-23
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

YES

NO

X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 23, 2004.

26,151,846 shares of common stock, par value $.001 per share

(Title of Class)

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED March 31, 2004

PART I - FINANCIAL INFORMATION

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for March 31, 2004 (unaudited) and

December 31, 2003

Consolidated Condensed Statements of Earnings (unaudited) for the three months ended March 31, 2004 and 2003

Consolidated Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2004 (unaudited) and the year ended December 31, 2003

Consolidated Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2004 and 2003

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
ASSETS	2004	2003
	(unaudited)
Current assets
Cash and cash equivalents	$ 1,913	$ 1,098
Receivables:
Trade, less allowance:
3/31/2004 $2,825; 12/31/2003 $2,949	38,345	35,908
Other	312	265
Inventories	33,534	33,066
Deferred taxes	2,889	2,889
Other current assets	1,735	1,461
Total current assets	78,728	74,687
Related party receivables	364	362
Property and equipment, less accumulated depreciation: 3/31/2004
$49,307; 12/31/2003 $47,414	67,978	67,855
Intangible assets, less accumulated amortization: 3/31/2004
$680; 12/31/2003 $641	841	880
Other assets	1,483	1,631
	$ 149,394	$ 145,415
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 2,554	$ 2,542
Accounts payable	11,008	11,501
Accrued expenses	14,546	15,097
Total current liabilities	28,108	29,140
Long-term capital lease obligations, less current maturities	2,696	2,805
Long-term debt, less current maturities	24,573	20,943
Long-term liabilities, other	2,056	1,850
Deferred taxes	9,886	9,968
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,152 and 26,084 shares in March 2004 and
December 2003, respectively	26	26
Additional paid-in capital	90,649	90,527
Notes receivable - secured by common shares	(9,115)	(9,028)
Accumulated other comprehensive loss	(1,233)	(1,110)
Retained earnings	1,748	294
	82,075	80,709
	$ 149,394	$ 145,415

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net sales	$ 45,354	$ 43,049
Cost of goods sold	35,391	33,589
Gross profit	9,963	9,460
Operating expenses	7,942	7,349
Operating income	2,021	2,111
Nonoperating income (expense):
Other income, net	376	235
Interest expense	(415)	(503)
	(39)	(268)

Earnings before income taxes	1,982	1,843
Provision for income taxes	528	199

Net earnings	$ 1,454	$ 1,644
Net earnings per share
Basic	$ 0.06	$ 0.06
Diluted	$ 0.05	$ 0.06
Weighted average common shares outstanding
Basic	26,118	26,033
Diluted	26,995	26,036

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive (Loss)	Retained Earnings / (Deficit)	Total
Balance, January 1, 2003	$ 26	$ 90,331	$ (8,695)	$ (1,294)	$ (7,440)	$ 72,928
Accrued interest on notes receivable secured by common shares	–	–	(333)	–	–	(333)
Purchase & Retirement of Common Shares	(1)	(188)	–	–	(12)	(201)
Common Shares issued from exercise of stock options	1	384	–	–	–	385
Net earnings	–	–	–	–	7,746	7,746
Gain on cash flow hedges	–	–	–	184	–	184
Total comprehensive earnings	–	–	–	–	–	7,930
Balance, December 31, 2003	26	90,527	(9,028)	(1,110)	294	80,709
Accrued interest on notes receivable secured by common shares (unaudited)	–	–	(87)	–	–	(87)
Common Shares issued from exercise of stock options	–	122	–	–	–	122
Comprehensive income (loss)
Net earnings (unaudited)	–	–	–	–	1,454	1,454
Loss on cash flow hedges (unaudited)	–	–	–	(123)	–	(123)
Total comprehensive earnings (unaudited)						1,331
Balance, March 31, 2004 (unaudited)	$ 26	$ 90,649	$ (9,115)	$ (1,233)	$ 1,748	$ 82,075

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$ (898)	$ 2,941
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,057)	(1,696)
Proceeds from sale of property and equipment	23	70
Proceeds (Payments) from notes receivables	(3)	-
(Increase) Decrease in other assets	95	(153)
Net cash used in investing activities	(1,942)	(1,779)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(596)	(679)
Net proceeds from (payments on) revolving credit agreement	4,130	(1,842)
Payment of debt issuance costs	(1)	(34)
Proceeds from exercise of stock options	122	-
Net cash provided by (used in) financing activities	3,655	(2,555)
Net increase (decrease) in cash and cash equivalents	815	(1,393)
CASH AND CASH EQUIVALENTS
Beginning of period	1,098	2,806
End of period	$ 1,913	$ 1,413
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ 2,506	$ 105
Interest	$ 334	$ 501

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Capital lease obligations incurred for property
and equipment	$ -	$ 215
Note receivable in lieu of accounts receivable trade	$ -	$ 149

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

The Company sells some products for end users outside of the United States through domestic specialty clean room contractors.  These sales are accounted for as domestic sales.  The Company also sells products through foreign distributors, primarily in Europe, the Pacific Rim and the Far East.  Sales through foreign distributors and its wholly owned foreign subsidiary total less than 5% of net sales.  Assets held outside the United States are negligible.

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.  In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows.  The results of operations and cash flows for the three months ended March 31, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of March 31, 2004, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2003	$ (1,110)
Net change during the period related to cash flow hedges	(123)
Balance at March 31, 2004	$ (1,233)

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

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133."  The tax affected fair market value of the interest rate swaps of $1,233 at March 31, 2004 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses.  Advertising costs for the quarters ended March 31, 2004 and 2003 were, $807 and $491, respectively.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the three months ended March 31, 2004 and the year ended December 31, 2003:

	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2003	-	4,599	-	$1.50 - 7.50	-	$ 4.76
Granted	-	225	-	1.65 - 5.00	-	3.51
Exercised	-	(106)	-	1.65 - 3.94	-	3.45
Canceled or expired	-	(183)	-	1.50 - 5.38	-	4.44
Outstanding at December 31, 2003	-	4,535	-	1.50 - 7.50	-	4.75
Granted	-	85	-	5.21 - 6.49	-	5.16
Exercised	-	(68)	-	1.65 - 4.75	-	1.86
Canceled or expired	-	-	-	-	-	-
Outstanding at March 31, 2004	-	4,552	-	$1.50 - 7.50	-	$ 4.80
Exercisable at March 31, 2004	-	4,292	-	$1.65 - 7.50	-	$ 4.86

The options expire at various dates ranging from April 2004 through March 2009.

At March 31, 2004, the Company has three stock-based employee compensation plans, all of which have been approved by our shareholders.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2004 and 2003:  Dividend rate of 0%; risk-free interest rate of 3.25% and 3.00%, respectively; expected lives of 5 years; and expected price volatility of 96% and 92%, respectively.

Three Months Ended
	March 31, 2004	March 31, 2003
Net earnings, as reported	$ 1,454	$ 1,644

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(27)	(32)

Pro forma net earnings	$ 1,427	$ 1,622

Weighted-average common shares outstanding used for calculation of basic earnings per share	26,118	26,033

Total shares used for calculation of diluted net earnings per share	26,995	26,036

Basic earnings per share:
As reported	$ .06	$ .06
Pro forma	$ .05	$ .06

Diluted earnings per share:
As reported	$ .05	$ .06
Pro forma	$ .05	$ .06

Note B.

Inventories

Inventories consist of the following at March 31, 2004 and December 31, 2003:

	3/31/2004	12/31/2003

Finished goods	$ 16,396	$ 14,625
Work in progress	2,924	3,403
Raw materials	15,287	16,361
	34,607	34,389
Less allowances	1,073	1,323
	$ 33,534	$ 33,066

Note C.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented in "Item 1 – Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 31, 2003. The information set forth in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties.  Many factors, including those discussed below under "Factors That May Affect Future Results" and “Outlook” could cause actual results to differ materially from those contained in the forward-looking statements below.

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

Results of Operations for Three Months Ended March 31, 2004 Compared to March 31, 2003

The following table summarizes our results of operations as a percentage of net sales for the three months ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,
	2004		2003

Net sales	$ 45,354	100.0%	$ 43,049	100.0%
Gross profit	9,963	22.0	9,460	22.0
Operating expenses	7,942	17.5	7,349	17.1
Operating income	2,021	4.5	2,111	4.9
Nonoperating expense	(39)	(0.1)	(268)	(0.6)
Provision for income taxes	528	1.2	199	0.5
Net earnings	1,454	3.2	1,644	3.8

Net sales: Net sales for the first quarter of 2004 increased by $2,305, or 5.3%, to $45,354 from $43,049 for the first quarter of 2003.  The air filtration market continues to be weak, particularly in our industrial product lines; our primary customers for our industrial products are manufacturing companies, and the U.S. manufacturing sector continued its decline during the quarter, despite the general economic turnaround.  We have been successful in expanding our customer base for our industrial and wholesale products, and we have continued to capture additional market share during the current manufacturing downturn.

Gross Profit: Gross profit for the first quarter of 2004 increased by $503, or 5.3%, to $9,963, which represented 22.0% of net sales, from $9,460, which represented 22.0% of net sales, for the first quarter of 2003.  The increase in gross profit was due to the increased net sales.

Operating expenses: Operating expenses for the first quarter of 2004 increased by $593, or 8.1%, to $7,942, representing 17.5% of net sales, from $7,349, representing 17.1% of net sales, for the first quarter of 2003.  The increase in operating expenses was due to increased marketing and advertising expenses related to one time resets at a major retailer and increased freight costs.  Freight costs were up during the first quarter of 2004 over 2003 due to increased fuel costs.

Nonoperating expense:  Nonoperating expenses for the first quarter of 2004 decreased by $229, or 85.4%, to $(39), representing (.1%) of net sales, from $(268), representing (.6%) of net sales, for the first quarter of 2003.  This decrease was primarily attributable to a reduction in interest expenses and bank fees resulting from carrying less average debt at the end of the 2004 quarter as compared with the prior year.

Provision for income taxes:  Our income tax provision for the quarters ended March 31, 2004 and March 31, 2003 included one-time tax credits and adjustments.  Excluding these one-time credits and adjustments, our provision for the three months of 2004 and 2003 were a blended state and federal rate of approximately 38% of pretax earnings.

Liquidity and Capital Resources

Our working capital was approximately $50,620 at March 31, 2004, compared to approximately $45,547 at December 31, 2003. This includes cash and cash equivalents of $1,913, at March 31, 2004 and $1,098 at December 31, 2003.

Our trade receivables increased $2,437, or 6.8%, to $38,345 at March 31, 2004, from $35,908 at December 31, 2003. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 73 days at March 31, 2004 and 70 days at December 31, 2003. These ratios for day’s sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.

Inventories increased $468, or 1.4%, to $33,534 at March 31, 2004 from $33,066 at December 31, 2003. During the first quarter we maintained a higher level of inventories to avoid product shortages.  The Company was able to maintain its on-time delivery and in stock percentages during the busiest time of the year.  Larger inventories also help smooth out labor requirements. Inventories are expected to increase during the first and second quarters and decrease during the fourth quarter.

Our continuing operations consumed $898 of cash during the first quarter of 2004 and provided $2,941 of cash during the first quarter of 2003.  Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first and second quarters.  Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash during our first and second quarters because of increases in inventory.  Our financing activities provided $3,655 of cash during the first quarter of 2004, primarily consisting of borrowings on the line of credit.  Our investing activities consumed $1,942 of cash during the first quarter of 2004, primarily used to purchase property and equipment.

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

On September 22, 2000, the Board of Directors authorized the repurchase of up to two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of April 23, 2004, approximately 575,000 shares had been repurchased in the open market under this authorization.

Outlook

Unit shipments for the three months of 2004 were up compared to the three months of 2003, despite basically flat sales. This, along with other indications that we have successfully increased our market share during the past year, indicates there is a trend toward replacing higher-performance pleated filters with less expensive filters. This trend, which became noticeable during the first quarter of 2003, continues to date.

The U.S. manufacturing sector, which are the major users for most of our wholesale and industrial air filtration products, continued to shrink through the first quarter of 2004, and may continue to do so.  This has resulted in intensifying competition among companies supplying products to manufacturers.  We believe wholesale and industrial filter companies are experiencing a wave of consolidation, as weaker companies try to compete in a shrinking market created by the current, difficult manufacturing climate.  We anticipate that our financial stability, manufacturing capacity and delivery performance will enable us to acquire a leading market position in industrial and wholesale filter products as this process continues.

We are continuing to experience heightened interest in our nuclear and biological filtration systems for application in government and commercial settings. This is an underdeveloped market, and we currently have no reliable data as to the size of this niche. We are currently pursuing contracts for these types of applications.

During the past three years, we have captured additional market share among “big box” retailers like The Home Depot and Wal Mart, capitalizing on our ability to service national accounts from regional distribution centers and our improved on-time delivery performance. We anticipate additional market gains among these types of retailers during the next two years, and are introducing new products focused on their marketing and end-user requirements. Sales to these retail outlets, while seasonal, also tend to follow progress in the overall economy. Additional gains in market share may not have a significant impact on revenues without some recovery in the overall U.S. economy. Additionally, significant revenue enhancement to these customers is largely dependent upon the success of the new products we are introducing to this marketplace.

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

Sales of air filtration products for semiconductor facilities, historically a major market, are beginning to show some signs of improvement.  The current economy is expected to have a dampening effect on sales of air filtration products across all product lines and end-user categories.  As long as the current weakness in the economy continues, in individual market segments or the marketplace as a whole, our results may be negatively affected.

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

Management Controls a Significant Percentage of Our Stock

As of April 23, 2004, our directors and executive officers beneficially held approximately 43.2% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 4,552,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $7.50 per share. The majority of these options are currently exercisable.  The exercise of these options may result in the issuance of stock at prices lower than we might otherwise be able to obtain.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

The fair value of the Company's total long-term debt, including capital leases and current maturities of long-term debt, at March 31, 2004 was approximately $29,823. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at March 31, 2004. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  The tax effected fair market value of the interest rate swap of $1,233 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

(b)

Reports on Form 8-K

February 18, 2004 – Report on 8-K – Item 5.  Other Event – Earnings Release for the year ended December 31, 2003.

March 3, 2004 – Report 8-K – Item 5.  Other Event – Reported company did not have predecessor auditor opinion included in December 31, 2003 Form 10-K.

March 31, 2004 – Report 8-K – Item 5.  Other Event – Predecessor auditor withdrawals opinion.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 23rd day of April, 2004.

FLANDERS CORPORATION

By:     /s/ Robert R. Amerson

Robert R. Amerson

President and Chief Executive Officer

By:     /s/ Steven K. Clark

Steven K. Clark

Chief Operating Officer, Vice President/Chief Financial Officer,

Principal Accounting Officer and Director