Form 10-K/A
period 2003-12-31
FLANDERS CORP
filed 2004-07-22
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

YES___

NO   X

As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately

$35.3 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES___

NO   X

As of February 23, 2004, the number of shares outstanding of the registrants common stock was 26,151,846 shares.

Documents incorporated into this report on Form 10-K by reference: None.

Explanatory Note:

This amendment No. 1 to Form 10-K on behalf of Flanders Corporation for the year ended December 31, 2003, is filed to include the typed name of the applicable signor after the "/s/" and that the Section 302 and Section 906 certifications required pursuant to the Sarbanes-Oxley Act of 2002 be appropriately identified as Exhibits 31 and 32 to this filing, respectively.  In addition, the signatures to the Section 302 and Section 906 Sarbanes-Oxley certifications filed as Exhibits 31 and 32 also include the typed name of the signor after the "/s/".  All parties signed this form 10-K as originally indicated but their names were not typed out next to the "/s/" in the original filing.  No other changes are made to this filing.

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

31

Certification of Chief Executive Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, filed here with.

31

Certification of Chief Financial Officer pursuant to Section 302 of The Sarbanes-Oxley Act of 2002, filed here with.

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

Form 8-K dated August 21, 2003

Form 8-K dated October 22, 2003

(c)

Financial Statement Schedules:  See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No.1 to Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

Signature	Title	Date
/s/ Robert R. Amerson Robert R. Amerson	President, Chief Executive Officer And Director	February 23, 2004
/s/ Steven K. Clark Steven K. Clark	Chief Operating Officer, Vice President Finance/Chief Financial Officer, Principal Accounting Officer and Director	February 23, 2004
/s/ Peter Fredericks Peter Fredericks	Director	February 23, 2004
/s/ D. Michael Steele D. Michael Steele	Director	February 23, 2004
/s/ David M. Mock David M. Mock	Director	February 23, 2004

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