Form 10-Q/A
period 2004-03-31
FLANDERS CORP
filed 2004-07-22
CIK 799526

UNITED STATES

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

(Title of Class)

-------------------------------------------------------------------------------------------
Explanatory Note:

This amendment No. 1 to Form 10-Q on behalf of Flanders Corporation for the period ended March 31, 2004, is filed to indicate that the signatures to the Sarbanes-Oxley Act of 2002 Section 302 and Section 906 certifications include a typed name of the signor after "/s/" filed as Exhibits 31 and 32 to the filing.  All parties signed this form 10-Q as originally indicated but their names were not typed out next to the "/s/" in the original filing. No other changes are made to this filing.

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

Reports on Form 8-K

February 18, 2004 – Report on 8-K – Item 5.  Other Event – Earnings Release for the year ended December 31, 2003.

March 3, 2004 – Report 8-K – Item 5.  Other Event – Reported company did not have predecessor auditor opinion included in December 31, 2003 Form 10-K.

March 31, 2004 – Report 8-K – Item 5.  Other Event – Predecessor auditor withdrawals opinion.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 23rd day of April, 2004.

FLANDERS CORPORATION

By:     /s/ Robert R. Amerson

Robert R. Amerson

President and Chief Executive Officer

By:     /s/ Steven K. Clark

Steven K. Clark

Chief Operating Officer, Vice President/Chief Financial Officer,

Principal Accounting Officer and Director