Form 10-Q
period 2004-06-30
FLANDERS CORP
filed 2004-07-28
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

YES             NO X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 28, 2004.

26,216,846 shares of common stock, par value $.001 per share

(Title of Class)

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for June 30, 2004 (unaudited) and

December 31, 2003

Consolidated Condensed Statements of Earnings (unaudited) for the three and six ended June 30, 2004 and 2003

Consolidated Condensed Statements of Stockholders’ Equity for the three and six months ended June 30, 2004 (unaudited) and the year ended December 31, 2003

Consolidated Condensed Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2004 and 2003

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

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
ASSETS	2004	2003
	(unaudited)
Current assets
Cash and cash equivalents	$ 755	$ 1,098
Receivables:
Trade, less allowance:
6/30/2004 $2,785; 12/31/2003 $2,949	39,319	35,908
Other	349	265
Inventories	33,958	33,066
Deferred taxes	2,889	2,889
Other current assets	1,948	1,461
Total current assets	79,218	74,687
Related party receivables	367	362
Property and equipment, less accumulated depreciation: 6/30/2004
$51,084; 12/31/2003 $47,414	67,806	67,855
Intangible assets, less accumulated amortization: 6/30/2004
$724; 12/31/2003 $641	984	880
Other assets	2,833	1,631
	$ 151,208	$ 145,415
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 2,537	$ 2,542
Accounts payable	10,582	11,501
Accrued expenses	15,532	15,097
Total current liabilities	28,651	29,140
Long-term capital lease obligations, less current maturities	2,587	2,805
Long-term debt, less current maturities	22,145	20,943
Long-term liabilities, other	1,568	1,850
Deferred taxes	10,081	9,968
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,217 and 26,084 shares in June 2004 and
December 2003, respectively	26	26
Additional paid-in capital	90,783	90,527
Notes receivable - secured by common shares	(7,537)	(9,028)
Accumulated other comprehensive loss	(941)	(1,110)
Retained earnings	3,845	294
	86,176	80,709
	$ 151,208	$ 145,415

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net sales	$ 47,138	$ 44,262	$ 92,492	$ 87,311
Cost of goods sold	35,227	33,424	70,618	67,013
Gross profit	11,911	10,838	21,874	20,298
Operating expenses	8,425	8,223	16,367	15,572
Operating income	3,486	2,615	5,507	4,726
Nonoperating income (expense):
Other income, net	317	1,526	693	1,761
Interest expense	(377)	(470)	(792)	(973)
	(60)	1,056	(99)	788

Earnings before income taxes	3,426	3,671	5,408	5,514
Provision for income taxes	1,329	1,411	1,857	1,610

Net earnings	$ 2,097	$ 2,260	$ 3,551	$ 3,904
Net earnings per share
Basic	$ 0.08	$ 0.09	$ 0.14	$ 0.15
Diluted	$ 0.08	$ 0.09	$ 0.13	$ 0.15
Weighted average common shares outstanding
Basic	26,168	26,033	26,143	26,033
Diluted	27,116	26,099	27,055	26,068

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive (Loss)	Retained Earnings / (Deficit)	Total
Balance, January 1, 2003	$ 26	$ 90,331	$ (8,695)	$ (1,294)	$ (7,440)	$ 72,928
Accrued interest on notes receivable secured by common shares	-	-	(333)	-	-	(333)
Purchase & Retirement of Common Shares	(1)	(188)	-	-	(12)	(201)
Common Shares issued from exercise of stock options	1	384	-	-	-	385
Net earnings	-	-	-	-	7,746	7,746
Gain on cash flow hedges	-	-	-	184	-	184
Total comprehensive earnings	-	-	-	-	-	7,930
Balance, December 31, 2003	26	90,527	(9,028)	(1,110)	294	80,709
Accrued interest on notes receivable secured by common shares (unaudited)	-	-	(175)	-	-	(175)
Proceeds from notes receivable secured by common shares (unaudited)			1,666			1,666
Common Shares issued from exercise of stock options (unaudited)	-	256	-	-	-	256
Comprehensive income (loss)
Net earnings (unaudited)	-	-	-	-	3,551	3,551
Income on cash flow hedges (unaudited)	-	: -	: -	169	-	169
Total comprehensive earnings (unaudited)						3,720
Balance, June 30, 2004 (unaudited)	$ 26	$ 90,783	$ (7,537)	$ (941)	$ 3,845	$ 86,176

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$ 1,322	$ 2,361	$ 424	$ 5,302
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,877)	(902)	(3,934)	(2,598)
Proceeds from sale of property and equipment	94	-	117	70
Proceeds (Payments) from notes receivables	(2)	4	(5)	4
(Increase) Decrease in other assets	59	4	154	(149)
Net cash used in investing activities	(1,726)	(894)	(3,668)	(2,673)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(572)	(473)	(1,168)	(1,152)
Net proceeds from (payments on) revolving credit agreement	(1,983)	(1,573)	2,147	(3,415)
Payment of debt issuance costs	-	(13)	(1)	(47)
Proceeds from notes receivable secured by common shares	1,666	-	1,666	-
Proceeds from exercise of stock options	135	-	257	-
Net cash provided by (used in) financing activities	(754)	(2,059)	2,901	(4,614)
Net decrease in cash and cash equivalents	(1,158)	(592)	(343)	(1,985)
CASH AND CASH EQUIVALENTS
Beginning of period	1,913	1,413	1,098	2,806
End of period	$ 755	$ 821	$ 755	$ 821
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ 1,285	$ 809	$ 3,791	$ 314
Interest	$ 503	$ 568	$ 837	$ 1,068

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Capital lease obligations incurred for property
and equipment	$ -	$ -	$ -	$ 215
Note receivable in lieu of accounts receivable trade	$ 2,124	$ -	$ 2,124	$ 149

Note A.

Nature of Business and Interim Financial Statements

Nature of business:

The Company designs, manufactures and markets air filters and related products, and is focused on providing  environmental filtration systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors, pharmaceuticals and nuclear related activities. The Company also designs and manufactures much of its own production equipment to automate processes to decrease labor costs associated with its standard products. The Company also produces various glass-based air filter media for many of its products.   The vast majority of the Company’s current revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

The Company sells some products for end users outside of the United States. through domestic clean room contractors  These sales are accounted for as domestic sales.  The Company also sells products through foreign distributors, primarily in Europe, the Pacific Rim and the Far East.  Sales through foreign distributors and its wholly owned foreign subsidiary total less than 5% of net sales.  Assets held outside the United States are negligible.

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.  In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows.  The results of operations and cash flows for the three and six months ended June 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of June 30, 2004, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2003	$ (1,110)
Net change during the period related to cash flow hedges	169
Balance at June 30, 2004	$ (941)

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

Principles of consolidation:

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Superior Diecutting, Inc. of which 50% is owned by two officers and directors and 50% is owned by other shareholders unrelated to the Company or any of its officers and directors.  In accordance with FIN 46, Consolidation of Variable Interest Entities, the Company has consolidated Superior Diecutting, Inc., which has been

Note A.

Nature of Business and Interim Financial Statements - continued

determined to be a variable interest entity of which the Company is a primary beneficiary.  Superior Diecutting, Inc. provides custom die cuts and inserts to the Company.  Substantially all of the assets of Superior Diecutting, Inc. have been pledged as collateral in the financing agreements with Fleet Capital Corporation.  Creditors of Superior Diecutting, Inc. have no recourse to the general assets of the Company.

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133."  The tax affected fair market value of the interest rate swaps of $941 at June 30, 2004 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses.  Advertising costs for the quarters ended June 30, 2004 and 2003 were, $1,299 and $439, respectively.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the six months ended June 30, 2004 and the year ended December 31, 2003:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2003	-	4,599	-	$1.50 - 7.50	-	$ 4.76
Granted	-	225	-	1.65 - 5.00	-	3.51
Exercised	-	(106)	-	1.65 - 3.94	-	3.45
Canceled or expired	-	(183)	-	1.50 - 5.38	-	4.44
Outstanding at December 31, 2003	-	4,535	-	1.50 - 7.50	-	4.75
Granted	-	85	-	5.21 - 6.49	-	5.48
Exercised	-	(133)	-	1.65 - 6.49	-	1.96
Canceled or expired	-	-	-	-	-	-
Outstanding at June 30, 2004	-	4,487	-	$1.50 - 7.50	-	$ 4.84
Exercisable at June 30, 2004	-	4,232	-	$1.65 - 7.50	-	$ 4.90

The options expire at various dates ranging from July 2004 through March 2009.

At June 30, 2004, the Company has three stock-based employee compensation plans, all of which have been approved by our shareholders.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Note A.

Nature of Business and Interim Financial Statements - continued

In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2004 and 2003:  Dividend rate of 0%; risk-free interest rate of 3.25% and 3.00%, respectively; expected lives of 5 years; and expected price volatility of 96% and 92%, respectively.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net earnings, as reported	$ 2,097	$ 2,260	$ 3,551	$ 3,904

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(28)	(141)	(55)	(173)

Pro forma net earnings	$ 2,069	$ 2,119	$ 3,496	$ 3,731

Weighted-average common shares outstanding used for calculation of basic earnings per share	26,168	26,033	26,143	26,033

Total shares used for calculation of diluted net earnings per share	27,116	26,099	27,055	26,068

Basic earnings per share:
As reported	$ 0.08	$ 0.09	$ 0.14	$ 0.15
Pro forma	$ 0.08	$ 0.08	$ 0.13	$ 0.14

Diluted earnings per share:
As reported	$ 0.08	$ 0.09	$ 0.13	$ 0.15
Pro forma	$ 0.08	$ 0.08	$ 0.13	$ 0.14

Note B.

Inventories

Inventories consist of the following at June 30, 2004 and December 31, 2003:

	6/30/2004	12/31/2003

Finished goods	$ 15,772	$ 14,625
Work in progress	4,196	3,403
Raw materials	15,174	16,361
	35,142	34,389
Less allowances	1,184	1,323
	$ 33,958	$ 33,066

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

Results of Operations for Three Months Ended June 30, 2004 Compared to June 30, 2003

The following table summarizes our results of operations as a percentage of net sales for the three months ended June 30, 2004 and 2003.

	Three Months Ended
	June 30,
	2004		2003

Net sales	$ 47,138	100.0%	$ 44,262	100.0%
Gross profit	11,911	25.3	10,838	24.5
Operating expenses	8,425	17.9	8,223	18.6
Operating income	3,486	7.4	2,615	5.9
Nonoperating income (expense)	(60)	(0.1)	1,056	2.4
Provision for income taxes	1,329	2.8	1,411	3.2
Net earnings	2,097	4.4	2,260	5.1

Net sales: Net sales for the second quarter of 2004 increased by $2,876, or 6.5%, to $47,138 from $44,262 for the second quarter of 2003.  The air filtration market was flat during the quarter, particularly in our industrial product lines; our primary customers for our industrial products are manufacturing companies, and the U.S. manufacturing sector was flat  during the quarter, despite the general economic turnaround.  We have been successful in expanding our customer base for our industrial and wholesale products, and we have continued to capture additional market share.

Gross Profit: Gross profit for the second quarter of 2004 increased by $1,073, or 9.9%, to $11,911, which represented 25.3% of net sales, from $10,838, which represented 24.5% of net sales, for the second quarter of 2003.     The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs,  raw material costs, especially in the cost of metal. These costs were more than offset by increased volume as well as vertical integration of certain manufacturing processes.

Operating expenses: Operating expenses for the second quarter of 2004 increased by $202, or 2.5%, to $8,425, representing 17.9% of net sales, from $8,223, representing 18.6% of net sales, for the second quarter of 2003.  The increase in operating expenses was primarily due to the increase in net sales.

Nonoperating income (expense):  Net nonoperating expenses for the second quarter of 2004 increased by $1,116, or 105.7%, to $(60), representing (.1%) of net sales, from $1,056, representing 2.4% of net sales, for the second quarter of 2003.  This decrease is due to the Company reaching a one time settlement with a vendor during the second quarter of 2003.

Provision for income taxes:  Our income tax provision for the quarter ended June 30, 2003 included the realization of one-time tax credits and adjustments.  Excluding the realization of these one-time credits and adjustments, our provision for the three months of 2004 and 2003 were a blended state and federal rate of approximately 38% of pretax earnings.

Results of Operations for Six Months Ended June 30, 2004 Compared to June 30, 2003

The following table summarizes our results of operations as a percentage of net sales for the six months ended June 30, 2004 and 2003.

	Six Months Ended
	June 30,
	2004		2003

Net sales	$ 92,492	100.0%	$ 87,311	100.0%
Gross profit	21,874	23.6	20,298	23.2
Operating expenses	16,367	17.7	15,572	17.8
Operating income	5,507	6.0	4,726	5.4
Nonoperating income (expense)	(99)	(0.1)	788	0.9
Provision for income taxes	1,857	2.0	1,610	1.8
Net earnings	3,551	3.8	3,904	4.5

Net sales: Net sales for the first half of 2004 increased by $5,181, or 5.9%, to $92,492 from $87,311 for the first half of 2003.  The air filtration market continues to be flat, particularly in our industrial product lines; our primary customers for our industrial products are manufacturing companies, and the U.S. manufacturing sector was flat for the first half of the year, despite the general economic turnaround.  We have been successful in expanding our customer base for our industrial and wholesale products, and expect to continue to capture additional market share..

Gross Profit: Gross profit for the first half of 2004 increased by $1,576, or 7.8%, to $21,874, which represented 23.6% of net sales, from $20,298, which represented 23.2% of net sales, for the first half of 2003.  The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs,  raw material costs, especially in the cost of metal. These costs were more than offset by increased volume as well as vertical integration of certain manufacturing processes.

Operating expenses: Operating expenses for the first half of 2004 increased by $795, or 5.1%, to $16,367, representing 17.7% of net sales, from $15,572, representing 17.8% of net sales, for the first half of 2003.  The increase in operating expenses was primarily due to the increase in  sales.

Nonoperating expense:  Nonoperating expenses for the first half of 2004 increased by $887, or 112.6%, to $(99), representing (.1%) of net sales, from $1,610, representing 1.8% of net sales, for the first half of 2003.  This increase is due to the Company reaching a one time  settlement with a vendor during the second quarter of 2003. .

Provision for income taxes:  Our income tax provision for the six months ended June 30, 2004 and June 30, 2003 included the realization of one-time tax credits and adjustments.  Excluding the realization of these one-time credits and adjustments, our provision for the six months of 2004 and 2003 were a blended state and federal rate of approximately 38% of pretax earnings.

Liquidity and Capital Resources

Our working capital was approximately $50,567 at June 30, 2004, compared to approximately $45,547 at December 31, 2003. This includes cash and cash equivalents of $755, at June 30, 2004 and $1,098 at December 31, 2003.

Our trade receivables increased $3,411, or 9.5%, to $39,319 at June 30, 2004, from $35,908 at December 31, 2003. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 73 days at June 30, 2004 and 70 days at December 31, 2003. These ratios for day’s sales outstanding typically vary between 60 and 70 days, depending on timing differences in shipments and payments received.

Inventories increased $892, or 2.7%, to $33,958 at June 30, 2004 from $33,066 at December 31, 2003. During the second quarter we maintained a higher level of inventories to avoid product shortages.  The Company was able to maintain its on-time delivery and in stock percentages during the busiest time of the year.  Larger inventories also help smooth out labor requirements. Inventories are expected to increase during the first and second quarters and decrease during the third and fourth quarter.

Our continuing operations generated $915 and $2,361 of cash during the second quarter of 2004 and 2003, respectively.  Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first and second quarters.  Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash during our first and second quarters because of increases in inventory.  Our financing activities consumed $754 of cash during the second quarter of 2004, primarily consisting of payments on the line of credit offset by proceeds from notes receivable secured by common shares.  Our investing activities consumed $1,319 of cash during the second quarter of 2004, primarily used to purchase property and equipment.

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

In connection with the working capital credit facility and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, restricting capital expenditures to less than $4,750 per year, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio.

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

On September 22, 2000, the Board of Directors authorized the repurchase of up to two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of July 28, 2004, approximately 575,000 shares had been repurchased in the open market under this authorization.

Outlook

Unit shipments for the first half of 2004 were up compared to the first half of 2003. This, along with other indications that we have successfully increased our market share during the past year, indicates there is a trend toward replacing higher-performance pleated filters with less expensive filters. This trend, which became noticeable during the first quarter of 2003, continues to date.

The U.S. manufacturing sector, which are the major users for most of our wholesale and industrial air filtration products, was flat  through the second quarter of 2004.  This has resulted in intensifying competition among companies supplying products to manufacturers.  We believe wholesale and industrial filter companies are experiencing a wave of consolidation, as weaker companies try to compete in a shrinking market created by the current manufacturing climate.  We anticipate that our financial stability, manufacturing capacity and delivery performance will enable us to acquire a leading market position in industrial and wholesale filter products as this process continues.

We are continuing to experience heightened interest in our nuclear and biological filtration systems for application in government and commercial settings. This is an underdeveloped market, and we currently have no reliable data as to the size of this niche. We are currently pursuing contracts for these types of applications.

During the past three years, we have captured additional market share among “big box” retailers like The Home Depot and Wal Mart, capitalizing on our ability to service national accounts from regional distribution centers and our improved on-time delivery performance. We anticipate additional market gains among these types of retailers during the next two years, and are introducing new products focused on their marketing and end-user requirements and will begin a national advertising program stressing the need to change your air filter to enhance a healthier living environment. . Sales to these retail outlets, while seasonal, also tend to follow progress in the overall economy. Additional gains in market share may not have a significant impact on revenues without some recovery in the overall U.S. economy. Additionally, significant revenue enhancement to these customers is largely dependent upon the success of the new products we are introducing to this marketplace.

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

Sales of air filtration products for semiconductor facilities, historically a major market, are beginning to show some signs of improvement.  The economy is expected to start  having a positive effect on sales of air filtration products across all product lines and end-user categories.  .

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

Management Controls a Significant Percentage of Our Stock

As of July 28, 2004, our directors and executive officers beneficially held approximately 42.9% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 4,487,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $7.50 per share. The majority of these options are currently exercisable.  The exercise of these options may result in the issuance of stock at prices lower than we might otherwise be able to obtain.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

The fair value of the Company's total long-term debt, including capital leases and current maturities of long-term debt, at June 30, 2004 was approximately $27,269. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at June 30, 2004. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  The tax effected fair market value of the interest rate swap of $941 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

(b)

Reports on Form 8-K

April 21, 2004 - Report on 8-K – Item 5.  Other Event – Earnings Release for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 28th day of July, 2004.

FLANDERS CORPORATION

By:  /s/Robert R. Amerson

        Robert R. Amerson

        President,  Chief Executive Officer and Directory

By:  /s/Steven K. Clark

        Steven K. Clark

        Chief Operating Officer, Vice President / Chief Financial Officer
        Principal Accounting Officer and Director