Form 10-Q
period 2004-09-30
FLANDERS CORP
filed 2004-10-28
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

26,291,062 shares of common stock, par value $.001 per share

(Title of Class)

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED September 30, 2004

PART I - FINANCIAL INFORMATION

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for September 30, 2004 (unaudited) and

December 31, 2003

Consolidated Condensed Statements of Earnings (unaudited) for the three and nine months ended September 30, 2004 and 2003

Consolidated Condensed Statements of Stockholders’ Equity for the three and nine months ended September 30, 2004 (unaudited) and the year ended December 31, 2003

Consolidated Condensed Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2004 and 2003

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

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
ASSETS	2004	2003
	(unaudited)
Current assets
Cash and cash equivalents	$ 1,802	$ 1,098
Receivables:
Trade, less allowance:
9/30/2004 $2,995; 12/31/2003 $2,949	43,110	35,908
Other	223	265
Inventories	36,417	33,066
Deferred taxes	2,889	2,889
Other current assets	1,546	1,461
Total current assets	85,987	74,687
Related party receivables	371	362
Property and equipment, less accumulated depreciation: 9/30/2004
$53,009; 12/31/2003 $47,414	67,199	67,855
Intangible assets, less accumulated amortization: 9/30/2004
$774; 12/31/2003 $641	935	880
Other assets	2,887	1,631
	$ 157,379	$ 145,415
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 2,532	$ 2,542
Accounts payable	15,928	11,501
Accrued expenses	15,622	15,097
Total current liabilities	34,082	29,140
Long-term capital lease obligations, less current maturities	2,510	2,805
Long-term debt, less current maturities	20,276	20,943
Long-term liabilities, other	1,811	1,850
Deferred taxes	9,984	9,968
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,291 and 26,084 shares in September 2004 and
December 2003, respectively	26	26
Additional paid-in capital	90,758	90,527
Notes receivable - secured by common shares	(7,611)	(9,028)
Accumulated other comprehensive loss	(1,086)	(1,110)
Retained earnings	6,629	294
	88,716	80,709
	$ 157,379	$ 145,415

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$54,785	$50,189	$147,277	$137,500
Cost of goods sold	42,139	38,302	112,757	105,315
Gross profit	12,646	11,887	34,520	32,185
Operating expenses	8,666	8,311	25,033	23,883
Operating income	3,980	3,576	9,487	8,302
Nonoperating income (expense):
Other income, net	494	211	1,187	1,972
Interest expense	(458)	(525)	(1,250)	(1,498)
	36	(314)	(63)	474

Earnings before income taxes	4,016	3,262	9,424	8,776
Provision for income taxes	1,232	947	3,089	2,557

Net earnings	$2,784	$2,315	$6,335	$6,219
Net earnings per share
Basic	$0.11	$0.09	$0.24	$0.24
Diluted	$0.10	$0.09	$0.23	$0.24
Weighted average common shares outstanding
Basic	26,222	26,006	26,169	26,024
Diluted	27,461	26,433	27,191	26,190

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive (Loss)	Retained Earnings / (Deficit)	Total
Balance, January 1, 2003	$ 26	$ 90,331	$ (8,695)	$ (1,294)	$ (7,440)	$ 72,928
Accrued interest on notes receivable secured by common shares	–	–	(333)	–	–	(333)
Purchase & Retirement of Common Shares	(1)	(188)	–	–	(12)	(201)
Common Shares issued from exercise of stock options	1	384	–	–	–	385
Net earnings	–	–	–	–	7,746	7,746
Gain on cash flow hedges	–	–	–	184	–	184
Total comprehensive earnings	–	–	–	–	–	7,930
Balance, December 31, 2003	26	90,527	(9,028)	(1,110)	294	80,709
Accrued interest on notes receivable secured by common shares (unaudited)	–	–	(249)	–	–	(249)
Proceeds from notes receivable secured by common shares (unaudited)			1,666			1,666
Purchase & Retirement of Common Shares	–	(62)	–	–	–	(62)
Common Shares issued from exercise of stock options (unaudited)	–	293	–	–	–	293
Comprehensive income (loss)
Net earnings (unaudited)	–	–	–	–	6,335	6,335
Income on cash flow hedges (unaudited)	–	–	–	24	–	24
Total comprehensive earnings (unaudited)						6,359
Balance, September 30, 2004 (unaudited)	$ 26	$ 90,758	$ (7,611)	$ (1,086)	$ 6,629	$ 88,716

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$ 4,486	$ 2,666	$ 4,910	$ 7,968
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,432)	(980)	(5,366)	(3,578)
Proceeds from sale of property and equipment	17	18	134	88
Proceeds (Payments) from notes receivables	(4)	(3)	(9)	1
(Increase) Decrease in other assets	(106)	171	48	22
Net cash used in investing activities	(1,525)	(794)	(5,193)	(3,467)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(621)	(582)	(1,789)	(1,734)
Net proceeds from (payments on) revolving credit agreement	(1,329)	(1,296)	818	(4,711)
Payment of debt issuance costs	-	(3)	(1)	(50)
Proceeds from notes receivable secured by common shares	-	-	1,666	-
Proceeds from exercise of stock options	36	272	293	272
Net cash provided by (used in) financing activities	(1,914)	(1,609)	987	(6,223)
Net increase (decrease) in cash and cash equivalents	1,047	263	704	(1,722)
CASH AND CASH EQUIVALENTS
Beginning of period	755	821	1,098	2,806
End of period	$ 1,802	$ 1,084	$ 1,802	$ 1,084
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ 156	$ 168	$ 3,947	$ 482
Interest	$ 352	$ 887	$ 1,189	$ 1,455

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Capital lease obligations incurred for property
and equipment	$ -	$ -	$ -	$ 215
Note receivable in lieu of accounts receivable trade	$ (44)	$ -	$ 2,080	$ 149

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2003.  In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows.  The results of operations and cash flows for the three and nine months ended September 30, 2004 may not be indicative of the results that may be expected for the year ending December 31, 2004.

Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of September 30, 2004, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2003	$ (1,110)
Net change during the period related to cash flow hedges	24
Balance at September 30, 2004	$ (1,086)

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

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133."  The tax affected fair market value of the interest rate swaps of $1,086 at September 30, 2004 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses.  Advertising costs for the quarters ended September 30, 2004 and 2003 were, $508 and $449, respectively.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the nine months ended September 30, 2004 and the year ended December 31, 2003:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2003	-	4,599	-	$1.50 - 7.50	-	$ 4.76
Granted	-	225	-	1.65 - 5.00	-	3.51
Exercised	-	(106)	-	1.65 - 3.94	-	3.45
Canceled or expired	-	(183)	-	1.50 - 5.38	-	4.44
Outstanding at December 31, 2003	-	4,535	-	1.50 - 7.50	-	4.75
Granted	-	645	-	5.21 - 8.60	-	8.21
Exercised	-	(162)	-	1.65 - 6.49	-	2.22
Canceled or expired	-	(3)	-	4.75 - 4.75	-	4.75
Outstanding at September 30, 2004	-	5,015	-	$1.50 - 8.60	-	$ 5.27
Exercisable at September 30, 2004	-	4,205	-	$1.74 - 7.50	-	$ 4.91

The options expire at various dates ranging from November 2004 through August 2009.

At September 30, 2004, the Company has three stock-based employee compensation plans, all of which have been approved by our shareholders.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Note A.

Nature of Business and Interim Financial Statements - continued

In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2004 and 2003:  Dividend rate of 0%; risk-free interest rate of 3.47% and 2.83%, respectively; expected lives of 5 years; and expected price volatility of 101% and 84%, respectively.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net earnings, as reported	$ 2,784	$ 2,315	$ 6,335	$ 6,219

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(88)	(151)	(143)	(324)

Pro forma net earnings	$ 2,696	$ 2,164	$ 6,192	$ 5,895

Weighted-average common shares outstanding used for calculation of basic earnings per share	26,222	26,006	26,169	26,024

Total shares used for calculation of diluted net earnings per share	27,461	26,433	27,191	26,190

Basic earnings per share:
As reported	$ 0.11	$ 0.09	$ 0.24	$ 0.24
Pro forma	$ 0.10	$ 0.08	$ 0.24	$ 0.23

Diluted earnings per share:
As reported	$ 0.10	$ 0.09	$ 0.23	$ 0.24
Pro forma	$ 0.10	$ 0.08	$ 0.23	$ 0.23

Note B.

Inventories

Inventories consist of the following at September 30, 2004 and December 31, 2003:

	9/30/2004	12/31/2003

Finished goods	$ 16,676	$ 14,625
Work in progress	2,626	3,403
Raw materials	18,299	16,361
	37,601	34,389
Less allowances	1,184	1,323
	$ 36,417	$ 33,066

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

Results of Operations for Three Months Ended September 30, 2004 Compared to September 30, 2003

The following table summarizes our results of operations as a percentage of net sales for the three months ended September 30, 2004 and 2003.

	Three Months Ended
	September 30,
	2004		2003

Net sales	$ 54,785	100.0%	$ 50,189	100.0%
Gross profit	12,646	23.1	11,887	23.7
Operating expenses	8,666	15.8	8,311	16.6
Operating income	3,980	7.3	3,576	7.1
Nonoperating income (expense)	36	0.1	(314)	(0.6)
Provision for income taxes	1,232	2.2	947	1.9
Net earnings	2,784	5.1	2,315	4.6

Net sales: Net sales for the third quarter of 2004 increased by $4,596, or 9.2%, to $54,785 from $50,189 for the third quarter of 2003.  The air filtration market was flat during the quarter, particularly in our industrial product lines; our primary customers for our industrial products are manufacturing companies, and the U.S. manufacturing sector was flat during the quarter, despite the general economic turnaround.  We have been successful in expanding our customer base for our industrial and wholesale products, and we have continued to capture additional market share.

Gross Profit: Gross profit for the third quarter of 2004 increased by $759, or 6.4%, to $12,646, which represented 23.1% of net sales, from $11,887, which represented 23.7% of net sales, for the third quarter of 2003.     The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs,  raw material costs, especially in the cost of metal. These costs were offset by vertical integration of certain manufacturing processes.

Operating expenses: Operating expenses for the third quarter of 2004 increased by $355, or 4.3%, to $8,666, representing 15.8% of net sales, from $8,311, representing 16.6% of net sales, for the third quarter of 2003.  The increase in operating expenses was primarily due to the increase in net sales.

Nonoperating income (expense):  Net nonoperating expenses for the third quarter of 2004 decreased by $350, or 111.5%, to $36, representing .1% of net sales, from $(314), representing (.6)% of net sales, for the third quarter of 2003.

Provision for income taxes:  Our income tax provision for the quarter ended September 30, 2003 included the realization of tax credits and adjustments.  Excluding the realization of tax credits and adjustments, our provision for the three months of 2004 and 2003 were a blended state and federal rate of approximately 39% of pretax earnings.

Results of Operations for Nine Months Ended September 30, 2004 Compared to September 30, 2003

The following table summarizes our results of operations as a percentage of net sales for the nine months ended September 30, 2004 and 2003.

	Nine Months Ended
	September 30,
	2004		2003

Net sales	$ 147,277	100.0%	$ 137,500	100.0%
Gross profit	34,520	23.4	32,185	23.4
Operating expenses	25,033	17.0	23,883	17.4
Operating income	9,487	6.4	8,302	6.0
Nonoperating income (expense)	(63)	(0.0)	474	0.3
Provision for income taxes	3,089	2.1	2,557	1.9
Net earnings	6,335	4.3	6,219	4.5

Net sales: Net sales for the first three quarters of 2004 increased by $9,777, or 7.1%, to $147,277 from $137,500 for the first three quarters of 2003.  The air filtration market continues to be flat, particularly in our industrial product lines; our primary customers for our industrial products are manufacturing companies, and the U.S. manufacturing sector was flat for the first three quarters of the year, despite the general economic turnaround.  We have been successful in expanding our customer base for our industrial and wholesale products, and expect to continue to capture additional market share..

Gross Profit: Gross profit for the first three quarters of 2004 increased by $2,335, or 7.3%, to $34,520, which represented 23.4% of net sales, from $32,185, which represented 23.4% of net sales, for the first three quarters of 2003.  The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs,  raw material costs, especially in the cost of metal. These costs were more than offset by increased volume as well as vertical integration of certain manufacturing processes.

Operating expenses: Operating expenses for the first three quarters of 2004 increased by $1,150, or 4.8%, to $25,033, representing 17.0% of net sales, from $23,883, representing 17.4% of net sales, for the first three quarters of 2003.  The increase in operating expenses was primarily due to the increase in sales.

Nonoperating income (expense):  Nonoperating expenses for the first three quarters of 2004 increased by $537, or 113.3%, to $(63), representing 0.0% of net sales, from $474, representing 0.3% of net sales, for the first three quarters of 2003.  This increase is due to the Company reaching a one time settlement with a vendor during the second quarter of 2003. No such settlement was reached in 2004.

Provision for income taxes:  Our income tax provision for the nine months ended September 30, 2004 and September 30, 2003 included the realization of tax credits and adjustments.  Excluding the realization of these tax credits and adjustments, our provision for the nine months of 2004 and 2003 were a blended state and federal rate of approximately 39% of pretax earnings.

Liquidity and Capital Resources

Our working capital was approximately $51,905 at September 30, 2004, compared to approximately $45,547 at December 31, 2003. This includes cash and cash equivalents of $1,802, at September 30, 2004 and $1,098 at December 31, 2003.

Our trade receivables increased $7,202, or 20.1%, to $43,110 at September 30, 2004, from $35,908 at December 31, 2003. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 75 days at September 30, 2004 and 70 days at December 31, 2003. These ratios for day’s sales outstanding typically vary between 65 and 75 days, depending on timing differences in shipments and payments received.

Inventories increased $3,351, or 10.1%, to $36,417 at September 30, 2004 from $33,066 at December 31, 2003. During the third quarter we maintained a higher level of inventories to avoid product shortages.  The Company was able to maintain its on-time delivery and in stock percentages during the busiest time of the year.  Larger inventories also help smooth out labor requirements.

Our continuing operations generated $4,486 and $2,666 of cash during the third quarter of 2004 and 2003, respectively.  Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first and second quarters.  Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash during our first and second quarters because of increases in inventory.  Our financing activities consumed $1,914 of cash during the third quarter of 2004, primarily consisting of payments on the line of credit.  Our investing activities consumed $1,525 of cash during the third quarter of 2004, primarily used to purchase property and equipment.

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

In connection with the working capital credit facility and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, restricting capital expenditures to less than $5,750 per year, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio.

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

On September 22, 2000, the Board of Directors authorized the repurchase of up to two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of October 27, 2004, approximately 575,000 shares had been repurchased in the open market under this authorization.

Outlook

Unit shipments for the first three quarters of 2004 were up compared to the first three quarters of 2003. This, along with other indications that we have successfully increased our market share during the past year, indicates there is a trend toward replacing higher-performance pleated filters with less expensive filters. This trend, which became noticeable during the first quarter of 2003, continues to date.

The U.S. manufacturing sector, which are the major users for most of our wholesale and industrial air filtration products, was flat  through the third quarter of 2004.  This has resulted in intensifying competition among companies supplying products to manufacturers.  We believe wholesale and industrial filter companies are experiencing a wave of consolidation, as weaker companies try to compete in a shrinking market created by the current manufacturing climate.  We anticipate that our financial stability, manufacturing capacity and delivery performance will enable us to acquire a leading market position in industrial and wholesale filter products as this process continues.

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

Our Market Share May Not Continue to Increase if We are Unable to Acquire Additional Synergistic Businesses

In the past several years we have significantly increased our market share by acquiring synergistic businesses. Although we intend to continue to increase our market share in this manner, we also anticpate that future acquisition opportunities will be available, and do anticipate that future acquisitions will be of a size that could be significant to our business.  These types of transactions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and other acquisition-related expenses, all of which could adversely affect our profitability or cash flows.  Our strategy of growth through acquisition also exposes us to the potential risks inherent in assessing the value, strengths, weaknesses, and potential profitability of acquisition candidates and in integrating the operations of acquired companies. We do not currently have any binding agreements with respect to future acquisitions.

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

Management Controls a Significant Percentage of Our Stock

As of October 27, 2004, our directors and executive officers beneficially held approximately 44.5% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 5,015,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $8.60 per share. The majority of these options are currently exercisable.  The exercise of these options may result in the issuance of stock at prices lower than we might otherwise be able to obtain.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

The fair value of the Company's total long-term debt, including capital leases and current maturities of long-term debt, at September 30, 2004 was approximately $25,318. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at September 30, 2004. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  The tax effected fair market value of the interest rate swap of $1,086 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

(b)

Reports on Form 8-K

July 26, 2004 - Report on 8-K – Item 12.  Earnings Release for the quarter ended June 30, 2004.

August 25, 2004 – Report on 8-K – Item 8.01.  Other Events – Expansion of Global Containment Systems, Inc.

September 15, 2004 – Report on 8-K – Item 8.01.  Other Events - Mr. Clark’s confirmation that he is not selling shares.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 27th day of October, 2004.

FLANDERS CORPORATION

By:     /s/ Robert R. Amerson

Robert R. Amerson

President, Chief Executive Officer and Director

By:     /s/ Steven K. Clark

Steven K. Clark

Chief Operating Officer, Vice President/Chief Financial Officer,

Principal Accounting Officer and Director