Form 10-K
period 2004-12-31
FLANDERS CORP
filed 2005-02-18
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

                                                        (Mark One)

                                                        [X]

                                                      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                           For the year ended December 31, 2004

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

YES___

NO   X

As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately

$144.7 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES___

NO   X

As of February 14, 2005, the number of shares outstanding of the registrants common stock was 26,303,496 shares.

Documents incorporated into this report on Form 10-K by reference: None.

FLANDERS CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

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

Item 15.

Principal Accountant Fees and Services

PART IV

Item 16.

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

F-7

Notes to Consolidated Financial Statements

F-9

Report of Independent Certified Public Accountants on Schedule

F-30

Financial Statement Schedule

F-31

PART I

Item 1.

Business

OVERVIEW

We design, manufacture and market air filters and related products, and are focused on providing complete environmental filtration systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors, pharmaceuticals, chemical, biological, radiological and nuclear processing. Currently, we believe, based on available trade and industry data, that we are one of the largest domestic manufacturers of air filters that are utilized by many industries including those associated with commercial and residential heating, ventilation and air conditioning systems (commonly known as “HVAC” systems), semiconductor manufacturing, ultra-pure materials, chemical, biological, radiological and materials processing, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. We also design and manufacture much of our own production equipment to automate our processes in order to decrease labor costs associated with our standard products. Additionally, we produce glass-based air filter media for many of our products.  Our customers include Abbott Laboratories, The Home Depot, Inc., Motorola, Inc., Merck & Co., Inc., Upjohn Co., Wal-Mart Stores, Inc., Westinghouse Electric Corp., and several large computer chip manufacturers.

The majority of our revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

GENERAL DEVELOPMENT OF BUSINESS

Flanders Corporation was originally incorporated on July 2, 1986 in the State of Nevada, but is currently incorporated in the State of North Carolina.  Our principal executive offices are currently located at 2399 26th Avenue North, St. Petersburg, FL 33713.  The Company’s internet website address is www.flanderscorp.com.  The information contained on our website is not part of our reports with the Securities and Exchange Commission and is not incorporated by reference into this report.  The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments thereto, are available free of charge on the Company’s website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

IMPROVE OPERATING EFFICIENCY

Centralize Overhead Functions. During 2004, we continued our ongoing programs to centralize functions and eliminate duplication of efforts between subsidiaries in the following areas: purchasing, production planning, shipping coordination, accounting and personnel management, risk management and benefit plan administration.

Complete Vertical and Systems Integration.  During the past five years, we have continued to complete the development and redesigning of numerous systems and products which were only partially completed when we acquired the companies which originally claimed to have fully developed them. These products include the automated machinery necessary for high-speed production of our pleated filters, acquired with Precisionaire, and the mass-production processes for bonded carbon high-mass zero-density products. Additionally, the glass technology previously purchased, was not as developed as the seller had represented, resulting in significant additional cost to develop this technology and the machines are still not producing at promised run rates We are currently trying to address this issue which may require an additional acquisition or the expenditures of additional resources to meet or reach expected results.  We have also completed systems integration efforts which were only partially in place when the companies were acquired, particularly including inventory shop-floor control, procurement oversight, and financial reporting systems at Precisionaire. We believe that complete dissemination and duplication of these products and systems throughout Flanders will result in further gains in operating efficiency and augment our bottom line. During 2005, we are planning to move from semi automated lines to fully automated production lines which is expected to significantly reduce our labor related costs and complete our vertical integration by acquisition of additional filter media manufacturing companies.

Strategic Expansion   During 2004 Global Containment Systems, Inc. (GCS) , a wholly owned subsidiary of Flanders Corporation, was formed.  GCS will expand its operations into a 400,000 square foot facility in Aiken, SC.  This facility will accommodate the requirements for various nuclear containment projects scheduled at the Westinghouse Savannah River Site in Aiken, SC as well as other projects scheduled worldwide over the next ten years.  The expansion into South Carolina will provide a state of the art facility with room necessary to provide in place testing, integration, process control verification and final testing and final installation which is expected to provide GCS a unique position in this developing market.  Additionally,  during 2004, Flanders Complete Service Division (Flanders CSD), an air filtration service provider was formed.  Flanders CSD will offer weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys; and complete filtration Management including mold remediation and analysis.  Based on the breadth of the company’s existing manufacturing plants, the company expects to have national coverage by the end of 2005.

Strategic Acquisitions. We continue to search for opportunities to acquire new businesses, although our criteria for evaluating these businesses has moved toward acquiring raw material suppliers, distributors and regional resellers, and away from acquiring competing air filter manufacturers in the United States.  We will continue to search for opportunities to acquire companies in Europe and the Pacific Rim to expand our technologies in these geographic areas.  We are looking for potential acquisitions with the following characteristics:  (i) dominant positions in local or regional markets, (ii) a stable customer base distinct from our existing customers, and (iii) a history of consistent and healthy earnings.  Acquiring resellers and distributors with these characteristics allows us to increase operating margins by removing at least one layer of “middlemen,” and their compounding mark-ups and commissions from the sales and distribution process, allowing us to earn higher margins while maintaining competitive pricing with end users. At the present time, we do not have any binding agreements with respect to future acquisitions.  However, we are currently considering the acquisition of a glass mat producer which would reduce our glass material cost and enable us to avoid the additional development costs to develop the glass technology that was previously purchased. Additionally, we are considering the acquisition of a trucking company that would enable us to reduce our transportation costs which are a significant cost of the filter industry.  We are evaluating various air filter sales and service organizations that may help us enter new markets that we do not currently enjoy.

Optimization of Mature Products.  Now that we have completed the rationalization and consolidation of our product lines, we should be able to stabilize designs and complete efficiency studies on our manufacturing processes and supply chains which should enable us to duplicate our most successful processes across all plants.

INCREASE MARKET SHARE

Use Strategically Located Facilities Throughout the United States to Increase Market Share. Through acquisition and the establishment of new plants, we have placed facilities within one day’s over-the-road shipping to most major population centers in the United States.  We believe this ability to regionalize production and distribution has improved our business in several ways:  (i) decreased cost of products to customers by reducing the average distance between our plants and both our customers and our major raw materials suppliers, hence decreasing freight expenses; (ii) increased responsiveness by decreasing the average time required to ship products to customers; and (iii) increased our share of national accounts’ total business by having manufacturing facilities in closer proximity to customers’ regional distribution centers.  The ability to service all major population centers with regional manufacturing centers is critical for our business, allowing us to compete on price against less broadly based competitors without sacrificing margins as well as the ability to respond more rapidly than most of our competition. We will continue to review the market for new locations for expansion.

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

Management is of the belief that concerns about anthrax and other harmful microbes will accelerate this trend over the next five years as commercial buildings in large U.S. cities upgrade their ventilation systems to install more efficient filters.  They forecast that the world market for air filters will grow to approximately $5 billion in 2005, up from $3.5 billion in 2000, with the United States being the largest market for air filters.  Other growth drivers include an increasing propensity towards using higher-performance filters in commercial and residential spaces instead of current low-efficiency models, and the use of HEPA filters in new applications.

Management believes the forces driving the air filtration market are evolving, beginning in the past decade and continuing for the next several years, from preserving machinery and equipment to maintaining and or facilitating indoor air quality. In addition, we expect many technology industries to increase their reliance on air filters to remove microscopic and gaseous contaminants from sensitive manufacturing processes associated with semiconductor manufacturing, pharmaceutical production, ultra-pure materials manufacturing, nuclear power and materials processing, and biotechnology.  Companies are devoting resources to air filtration products to enhance process efficiency and employee productivity.

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

  Nuclear Power and Materials Processing. Filtration systems are necessary to radioactive containment procedures for all nuclear facilities, containment systems are necessary to provide shielding.

  Chemical, Biological and Radiological Safe Environments.  Filtration systems are necessary to provide a safe environment for those working in sensitive areas that may be subject to exposure to such substances.

RECENT TRENDS

Recent trends in the air filter industry, as well as changes in laws and governmental regulations during the past five years, all encourage an increased awareness of the benefits of the use of air filtration products. Some of these trends and changes are:

Security Initiatives to Counter Terrorist Threats. We believe, initiatives to “harden” buildings against bioterrorist attacks and other security initiatives will result in many governmental and commercial facilities upgrading their HVAC systems to incorporate HEPA filters and other types of upgraded air control systems. We have seen orders increase in this area over the past quarter.

Semiconductor Downturn and Economic Recovery.  Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during the first six months of 2005, with most analysts pushing recovery for this sector out to the fourth quarter of 2005.  The strengthening economy is also having a positive effect on sales of all of our products.

Indoor Air Quality and Health. We believe there is an increase in public concern regarding the effects of indoor air quality on employee productivity and health, as well as an increase in interest in standards for detecting and solving IAQ problems. For example, the American Society of Heating Refrigeration and Air-Conditioning Engineers (ASHRAE) has recently established certain minimum standards for ventilation and indoor air quality for commercial and industrial settings. The World Health Organization has recently been studying the effects of air quality on human health, including widely publicized epidemiological studies indicating that airborne contaminants kill more people than automobile accidents.  We are seeing a greater interest in upgrading residential filtration systems as well as commercial systems to address both energy savings and better indoor quality.

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

MARKETING

Much of our marketing effort consists of personal visits to customers and distributors through an extensive tiered network of contract salespeople.  Periodic visits are enhanced by mass mailings announcing new products, participation in trade shows for exposure and lead generation, technical articles and advertisements in trade periodicals, and newly redesigned catalogs containing all Flanders’ products.  During  2004, we realigned our product offerings into groups focused on: foremarket “high purity” sales, generally consisting of sales of products for new or upgraded facilities; retail sales, generally consisting of sales through retailers for use in residences and small businesses; air filter sales and service, generally consisting of sales to air filter service companies who maintain industrial and commercial HVAC systems; and after-market sales, generally consisting of sales to wholesalers and distributors for use by industrial end users; and containment sales, generally consisting of sales to government agencies or highly specialized industrial environments.

Besides developing new sales leads and contacts, we are also focused on increasing the effectiveness of our existing distributors and contract salesmen by allowing them to offer our products as a complete “single-source” for air filtration products.

During 2004 Global Containment Systems, Inc. (GCS) , a wholly owned subsidiary of Flanders Corporation, was formed.  GCS will expand its operations into a 400,000 square foot facility in Aiken, SC.  This facility will accommodate the requirements for various nuclear containment projects scheduled at the Westinghouse Savannah River Site in Aiken, SC as well as other projects scheduled worldwide over the next ten years.  The expansion into South Carolina will provide a state of the art facility with room necessary to provide in place testing, integration, process control verification and final testing and final installation which is expected to provide GCS a unique position in this developing market.  Additionally,  during 2004, Flanders Complete Service Division (Flanders CSD), an air filtration service provider was formed.  Flanders CSD will offer weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys; and complete filtration management including mold remediation and analysis.  Based on the breadth of the company’s existing manufacturing plants, the company expects to have national coverage by the end of 2005.

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

  Specialized air filter housings for use in multi-stage filtration applications.

  Other related products, including ductwork and equipment cleaning chemicals, custom air handlers and specialized filter housings.

  Surface finishing filters for any paint booth or surface finishing application in the overall surface finishing market.

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

  Other facilities in Bath and Washington, North Carolina, Salt Lake City, Utah, and Stafford, Texas, manufacture HEGA filters, high-end containment environments, housings, custom filter assemblies and other custom filtration products and systems which require extensive custom design, production and lot tracking, including products used in the production and containment of potentially dangerous biologically engineered microorganisms.

In addition, we design and manufacture much of our automated production equipment as well as the glass-based media used in many of our products.

Our manufacturing operations are subject to periodic inspection by regulatory authorities. Because of the nature of some of our products, these agencies include the Department of Energy, Department of Defense and other agencies responsible for overseeing sensitive technologies. One of the considerations in deciding which types of products each facility will manufacture is the segregation of highly-regulated products to a minimal number of facilities to reduce the overhead associated with regulatory monitoring and compliance.

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

SOURCE AND AVAILABILITY OF RAW MATERIALS

Our principal raw materials are cardboard, fiberglass fibers, recyclable waste-glass, extruded glass, sheet metal, extruded aluminum, stainless steel, various grades of mild rolled steel, adhesives, resins and wood.  All of these raw materials are readily available in sufficient quantities from many suppliers.

COMPETITION

The air filtration market is fragmented and highly competitive. There are many companies which compete in our market areas. We believe that the principal competitive factors in the air filtration business include product performance, name recognition, price, product knowledge, reputation, customized design, timely delivery and product maintenance. We believe that we compete favorably in all of these categories.  Competitors include companies with resources, assets, financial strength and market share which may be greater than ours. Major competitors include American Air Filter International, Camfil Farr Company, Donaldson Company, Inc. and Airguard Corporation.

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

In addition, the Company maintains twenty-five (25) trademark registrations including the following: FLANDERS, PRECISIONAIRE, EZ FLOW, SMILIE, AIRVELOPE, CHANNEL-CEIL, PUREFORM, ECONO-CELL, GAS-PAK, PUREFRAME, DIMPLE PLEAT, BLU-JEL, VLSI, KWIK KUT, SUPER-FLOW, NATURALAIRE, AIRPURE, PURESEAL, FLANDERS ABSOLUTE ISOLATION, FLANDERS/CSC, TECH-SORB, NATURALAIRE FILTER FRANGRANCE, AIRIA, and BECAUSE WE KNOW AIR FORWARDS AND BACKWARDS.  The Company also has applied for federal trademark protection for the SWISSAIRE™ mark (Serial No. 76/475,934) for its new paintbooth product line.  Although management believes that the patents and trademarks associated with our various product lines and subsidiaries are valuable, we do not consider any of them to be essential to our business.

The Company currently holds a license for the intellectual property mark of Arm & Hammer from Church & Dwight Company for labeling uses on our baking soda infused product line.  The Company is party to a Royalty Agreement with Church & Dwight for the use of said mark which management believes to be a reasonable and necessary agreement that is in the best interest of the Company.  Furthermore, the Company holds a license for the intellectual property mark of Lysol™  from Reckitt Benckiser, Inc. for labeling uses on our new line of antimicrobial-treated filter product line.  The Company is party to a Royalty Agreement with Reckitt Benckiser for the use of the Lysol™ mark which management believes to be a reasonable and necessary agreement that is in the best interest of the Company.

CUSTOMERS

We are not dependent upon any single customer. One customer, Wal-Mart Stores, Inc., accounted for 15%, 17% and 15% of net sales during 2004, 2003 and 2002, respectively.  The Home Depot, Inc., accounted for 16%, 17% and 16% of net sales during 2004, 2003 and 2002, respectively.  No other single customer accounted for 10% or more of net sales during the past three years. Other significant customers include Abbott Laboratories, Motorola, Inc., Intel Corporation, Merck & Co., Inc., Upjohn Co., Westinghouse Electric Corp., and several U.S. government agencies.

BACKLOG

We had approximately $25.9 million of firm backlog on December 31, 2004, compared to $20.1 million on December 31, 2003. Firm backlog includes orders received and not yet begun and the unfinished, unbilled portion of special orders. Orders are typically not cancelable without penalty, except for certain stable filter supply contracts to nuclear facilities operated by the United States government. Backlog varies from week to week, based on the timing and mix of orders received. The difference in backlog between December 31, 2004 and 2003 is not considered to be meaningful, and is within the normal range of week-to-week variation. All backlog at December 31, 2004, is expected to be shipped by the end of the second quarter of 2005.

EMPLOYEES

The Company employed 2,398 full-time employees on December 31, 2004; 1,997 in manufacturing, 47 in development and technical staff, 42 in sales and marketing, and the remaining 312 in support staff and administration.   None of these are represented by a union.  The Company believes that its relationship with its employees is satisfactory.

GOVERNMENT REGULATION

Although we believe our operations are in material compliance with applicable environmental laws and regulations, risks of significant costs and liabilities are inherent in manufacturing operations, and we cannot assure that significant costs and liabilities will not be incurred.  Moreover, it is possible that other developments, such an increasingly strict environmental laws and regulations and enforcement policies, and claims for damages to property or persons resulting from our operations, could result in substantial costs and liabilities to us.  We believe that changes in environmental laws and regulations will not have a material adverse effect on our financial position, results of operations or cash flows in the near term.

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

SEASONALITY

Historically, our business has been seasonal, with a substantial percentage of sales occurring during the second and third quarters of each year. However, during 2004 we have begun to see a potential change in this historical pattern.  We believe that increased energy costs have encouraged not only the home owner, but industrial and commercial operations to begin to realize the benefits of timely filter replacement. This resulted in higher than usual fourth quarter sales.  We believe that this will continue in future years.   In addition, demand for our general commercial and industrial products appears to be highly influenced by the weather, with higher sales generally associated with extremes of either hot or cold weather, and lower sales generally associated with temperate weather.  Because of these seasonal and weather-related demand fluctuations, quarter-to-quarter performance may not be a good predictor of future results.

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

Principal Facility	Location	Approximate Floor Space (sq. ft.)	Monthly Payment	Lease/Type
Manufacturing and office facility	Washington, North Carolina	285,000	N/A	Owned
Manufacturing, service and office facility	Bath, North Carolina	46,000	N/A	Owned
Manufacturing plant	Bartow, Florida	175,000	N/A	Owned
Warehouse	Bartow, Florida	60,000	$15,671	Leased
Manufacturing plant	Terrell, Texas	168,000	$23,980[1]	Owned
Manufacturing plant	Auburn, Pennsylvania	92,000	$5,857[2]	Owned
Office space and headquarters	St. Petersburg, Florida	18,000	N/A	Owned

[1] Property encumbered by a mortgage on which monthly payments are made.

[2] Property encumbered by a mortgage on which monthly payments are made

Principal Facility	Location	Approximate Floor Space (sq. ft.)	Monthly Payment	Lease/Type
Manufacturing plant	Momence, Illinois	211,000	$135,323[3]	Owned
Sales office and warehouse	Singapore	3,800	$2,100	Leased
Manufacturing and warehouse	Smithfield, North Carolina	415,000	$79,816	Leased[4]
Manufacturing plant	Smithfield, North Carolina	474,000	$11,981[5]	Owned
Manufacturing and office facility	Stafford, Texas	18,000	N/A	Owned
Manufacturing plant	Salt Lake City, Utah	192,000	N/A	Owned
Manufacturing plant and office facility	San Diego, California	96,000	$49,914	Leased
Manufacturing plant	Tijuana, Mexico	127,000[6]	$46,651	Leased
Direct Sales Office	Phoenix, Arizona	22,000	$6,697	Leased
Direct Sales Office	Santa Fe Springs, California	20,000	$8,650	Leased
Direct Sales Office	Hayward, California	10,000	$5,900	Leased
Direct Sales Office	Salt Lake City, Utah	15,000	$3,139	Leased
Direct Sales Office	Sanford, North Carolina	1,000	$950	Leased
Direct Sales Office& Warehouse	Kent, Washington	12,500	$5,640	Leased

[3]       Property is pledged as security for an Economic Development Revenue Bond with a face value of $6,000,000.  The obligation is paid quarterly rather than monthly by paying a portion of principal and interest on the entire amount.  The payment shown above is for the entire fourth quarter of 2004.

[4]     The property and building is owned by a partnership consisting of two of the Company's officers and directors.

[5]       The property is used as security for a two Industrial Revenue Bonds with face value of $4,500,000 and $4,000,000.  Monthly payments are for interest only on the bonds, and vary from month to month based on the interest rate during the period.

[6]     The Tijuana plant has 2 temporary buildings measuring 45,000 sq. ft. and 40,000 sq. ft.

Item 3.

Legal Proceedings

The Company is involved in a dispute with Liberty Mutual, a former workers’ compensation administrator and stop-loss insurer for some of the Company’s subsidiaries.  The administrator has alleged that they are entitled to be reimbursed for certain costs incurred in administering various insurance claims. The Company has counter-sued, claiming that the administrator acted in “bad faith,” was negligent in its duties as administrator of our claims, that it made payments on our behalf which were specifically disallowed, that they refused to follow instructions given to them by us, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence.  In addition, Liberty Mutual charged certain administrative fees over and above the actual costs incurred which the Company is contesting.  The amount and probability of any payment or settlement is unknown at this time.  Among the issues being considered is the ripeness of our counterclaim as well as the matter of currently unresolved workers’ compensation claims whose estimate of potential loss may change as a result of this litigation.  While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company’s actual liability will not exceed its current estimate.  Accordingly, these matters, if resolved in a manner different from management’s estimate, could have a material effect on operating results or cash flows in the future.

We have settled our lawsuit with Conap (U.S. District Court for the Eastern District of North Carolina, Case No. 4-99-CV-93-H(3)) a supplier of urethane sealant used in some of our HEPA filtration products.  The settlement amount we received is included in other income.

From time to time, the Company is a party as plaintiff or defendant to various legal proceedings related to our normal business operations. In the opinion of management, although the outcome of any legal proceeding cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company’s financial position, but could be material to the results of operations in any one future accounting period. The Company makes appropriate reserves for litigation, even if not material. Defense costs are expensed as incurred.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 16, 2004. During the meeting, holders of 24,892,345 shares, representing eighty-eight percent (95%) of the 26,291,062 shares outstanding on the record date, attended either in person or by proxy. Holders of approximately 24,620,000 shares (approximately 94% of those shares present) cast votes for the election of members to the Board of Directors for Robert R. Amerson, Steven K. Clark, William Mitchum, Jr., Robert Kelly Barnhill, Sr., David M. Mock, and Peter Fredericks. Holders of 273,342 shares chose to withhold their votes for directors.  As a result of the meeting, Messrs. Amerson, Clark, Mitchum, Barnhill, Mock, and Fredericks were elected for an additional one-year term as directors.

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

	High	Low
2004
Fourth Quarter ended December 31, 2004	$ 10.17	$ 8.17
Third Quarter ended September 30, 2004	$ 10.47	$ 8.36
Second Quarter ended June 30, 2004	$ 9.99	$ 6.12
First Quarter ended March 31, 2004	$ 7.26	$ 5.21

2003
Fourth Quarter ended December 31, 2003	$ 7.01	$ 4.45
Third Quarter ended September 30, 2003	$ 6.05	$ 2.71
Second Quarter ended June 30, 2003	$ 2.95	$ 2.09
First Quarter ended March 31, 2003	$ 2.23	$ 1.43

2002
Fourth Quarter ended December 31, 2002	$ 1.88	$ 1.42
Third Quarter ended September 30, 2002	$ 1.88	$ 1.45
Second Quarter ended June 30, 2002	$ 2.03	$ 1.44
First Quarter ended March 31, 2002	$ 2.49	$ 1.70

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance
Long Term Incentive plan approved by security holders	875,000	$6.80	848,000
Long Term Incentive plan not approved by security holders			
Directors and Officers plan approved by security holders	140,000	$3.63	160,000
Directors and Officers plan not approved by security holders			
Other equity compensation plan approved by security holders	4,000,000	$5.00	
Other equity compensation plan not approved by security holders			

APPROXIMATE NUMBER OF EQUITY SECURITYHOLDERS

On February 14, 2005, Flanders’ common stock closed at $10.50. As of February 14, 2005, there were approximately 153 holders of record of the Company’s common stock.  The Company estimates there are approximately 3 beneficial owners (holders of more than 5% of the common stock) of the Company’s common stock.

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

SALES OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during 2004, 2003 or 2002.

Item 6.

Selected Financial Data

The following financial data is derived from, and should be read in conjunction with, the “Consolidated Financial Statements” and notes thereto.  Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED HISTORICAL OPERATIONS DATA  (In thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Net sales	$ 199,933	$ 182,780	$ 184,211	$ 189,077	$ 194,072
Gross profit	48,288	43,271	40,821	39,782	36,917
Operating expenses	33,569	32,112	29,591	36,311	40,733
Operating income (loss) from continuing operations	14,719	11,159	11,230	3,471	(3,816)
Earnings (loss) from continuing operations before income taxes	14,351	11,251	7,740	1,489	(6,940)
Provision (benefit) for income taxes	4,581	3,505	3,001	930	(2,443)
Earnings (loss) from continuing operations	9,770	7,746	4,739	559	(4,497)
Loss from discontinued operations	—	—	—	(175)	(2,702)
Cumulative effect of accounting change	—	—	(27,681)	—	—
Net earnings (loss)	9,770	$ 7,746	$ (22,942)	$ 384	$ (7,199)
Earnings (loss) per share from continuing operations
Basic	$ .37	$ 0.30	$ 0.18	$ 0.02	$ (0.18)
Diluted	$ .36	$ 0.29	$ 0.18	$ 0.02	$ (0.18)
Net earnings (loss) per share
Basic	$ .37	$ 0.30	$ (0.88)	$ 0.01	$ (0.28)
Diluted	$ .36	$ 0.29	$ (0.88)	$ 0.01	$ (0.28)
Weighted average common shares outstanding
Basic	26,201	26,033	26,033	26,036	25,298
Diluted	27,289	26,428	26,033	26,038	26,298

SELECTED HISTORICAL BALANCE SHEET DATA (In thousands)

	December 31,
	2004	2003	2002	2001	2000
Working capital	$ 54,212	$ 45,547	$ 41,389	$ 14,603	$ 13,644
Total assets	159,670	145,415	141,671	180,255	180,222
Long-term obligations[1]	23,059	26,290	35,475	52,045	49,370
Total shareholders’ equity	93,161	80,709	72,928	96,879	98,151

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

RESULTS OF OPERATIONS (thousands omitted, except per share amounts)

2004 Compared to 2003

The following table summarizes the Company’s results of operations as a percentage of net sales for 2004 and 2003.

	2004		2003
Net sales	$ 199,933	100.0%	$ 182,780	100.0%
Gross profit	48,288	24.2	43,271	23.7
Operating expenses	33,569	16.8	32,112	17.6
Operating income	14,719	7.4	11,159	6.1
Nonoperating income (expense)	(368)	(.2)	92.1
Earnings before income taxes	14,351	7.2	11,251	6.2
Provision for income taxes	4,581	2.3	3,505	1.9
Net earnings (loss)	$ 9,770	4.9	$ 7,746	4.2

Net Sales: Net sales for 2004 increased by $17,153 or 9.4%, to $199,933, from $182,780 for 2003.  The increase in net sales was due to our success in increasing our market share across generally all lines of our business.

Gross Profit:  Gross profit for 2004 increased $5,017 or 11.6%, to $48,288 which made up 24.2% of net sales, from $43,271 for 2003, which made up 23.7% of net sales.  The gross profit increase was principally due to a higher sales volume and cost reductions attributable to:

  Reductions in raw material expenses due to in-house production of various raw materials.

  Reductions in direct labor force headcount and better utilization of our automated equipment.

Operating Expenses:  Operating expenses for 2004 increased $1,457, or 4.5%, to $33,569, from $32,112 in 2003. The increase in operating expenses was primarily caused by a higher sales volume in 2004.  Operating expenses as a percentage of sales decreased in 2004 to 16.8% from 17.6% due primarily to a reduction of bad debt expense from 2003 of approximately $3.5 million in 2003 to$2.0 million in 2004.

Nonoperating income (expense):  Nonoperating income (expense) decreased approximately $460 to ($368) of expense for 2004, compared to $92 of income in 2003.  The decrease was due to a reduction of other income partially offset by a reduction of interest exepnse of approximately $300.

Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain one-time credits and adjustments, was approximately 38% and 39% for 2004 and 2003, respectively.

2003 Compared to 2002

The following table summarizes the Company’s results of operations as a percentage of net sales for 2003 and 2002 (dollar amounts in thousands).

	2003		2002
Net sales	$ 182,780	100.0%	$ 184,211	100.0%
Gross profit	43,271	23.7	40,821	22.2
Operating expenses	32,112	17.6	29,591	16.1
Operating income (loss) from continuing operations	11,159	6.1	11,230	6.1
Nonoperating income (expense) from continuing operations..	92.1		(3,490)	(1.9)
Earnings (loss) from continuing operations before income taxes	11,251	6.2	7,740	4.2
Provision (benefit) for income taxes	3,505	1.9	3,001	1.6
Earnings (loss) from continuing operations	7,746	4.2	4,739	2.6
Cumulative effect of accounting change	–	0.0	(27,681)	(15.0)
Net earnings (loss)	$ 7,746	4.2	$ (22,942)	(12.5)

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

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

Working capital was $54,212 at December 31, 2004, compared to $45,547 at December 31, 2003. This included cash and cash equivalents of $1,886 and $1,098 at December 31, 2004 and 2003, respectively. The primary reason for the increase in working capital was cash flows generated from operations net of amounts used to purchase equipment and reduce debt.

Trade receivables increased $5,639, or 15.7% at December 31, 2004 from $35,908 at December 31, 2003. The increase in accounts receivable is attributable to increased sales volume and the aging of various accounts along with  the timing differences in shipments and payments received.

Continuing operations generated $8,150 of cash in 2004, compared to $12,313 of cash in 2003. The difference in cash flows was primarily related to increases in inventory and receivables partially offset by higher operating income. Investing activities for continuing operations consumed $7,137 of cash during 2004, compared to consuming $5,010 during 2003, consisting primarily of the purchase of property and equipment.  Financing activities for continuing operations consumed $225 and $9,011 of cash in 2004 and 2003, respectively, consisting primarily of payments on long-term debt.

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

In connection with the amended working capital credit facility and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, restricting capital expenditures to less than $7,500 for 2004 and $3,250 per year, thereafter, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio.

As of December 31, 2004 we had the following fixed obligations and commitments:

Year ended December 31,	Operating leases	Capital leases	Long-term debt	Other long-term obligations
2005	2,253	434	2,119	–
2006	1,034	467	1,894	–
2007	491	506	3,267	–
2008	145	540	336	–
2009	125	589	359	–
Thereafter	125	266	12,282	1,729

We believe that our cash on hand, cash generated by operations, and cash available from our existing credit facilities is sufficient to meet the capital demands of our current operations during the 2005 fiscal year.  Any major increases in sales, particularly in new products, may require substantial capital investment for the manufacture of filtration products. Failure to obtain sufficient capital could materially adversely impact our growth potential.

We are currently considering paying cash dividends in the future to holders of our common stock.  Under the terms of our revolving credit line we cannot pay dividends without the prior written consent of the bank.

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000.  On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of February 14, 2005, approximately 552,000 shares had been repurchased in the open market under this authorization.

Outlook

During 2004 Global Containment Systems, Inc. (GCS) , a wholly owned subsidiary of Flanders Corporation, was formed.  GCS will expand its operations into a 400,000 square foot facility in Aiken, SC.  This facility will accommodate the requirements for various nuclear containment projects scheduled at the Westinghouse Savannah River Site in Aiken, SC as well as other projects scheduled worldwide over the next ten years.  The expansion into South Carolina will provide a state of the art facility with room necessary to provide in place testing, integration, process control verification and final testing and final installation which is expected to provide GCS a unique position in this developing market.

Additionally, during 2004, Flanders Complete Service Division (Flanders CSD), an air filtration service provider was formed.  Flanders CSD will offer weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys; and complete filtration Management including mold remediation and analysis.  Based on the breadth of the company’s existing manufacturing plants, the company expects to have national coverage by the end of 2005.

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

We have adapted our biocontainment products for use as part of a system for hardening government buildings, commercial office complexes and public venues against airborne bioweapons such as anthrax and smallpox.  There is currently an increase of interest in these products over the past quarter.  Any interest towards hardening these types of facilities against airborne bioweapons could have a significant impact on our business.

Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during the first six months of 2005, with most analysts pushing recovery for this sector out to at least the fourth quarter 2005.  However, the strengthening economy is also having a positive effect on sales of all our products.

We have collected data that indicates that residential filter users replace their filters, on average, approximately one and a half times per year.  Manufacturers of residential furnace and air conditioning systems recommend that these filters be changed every month.  A minor trend toward increased maintenance of these residential heating and cooling systems could have a positive impact on our business.

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

We have continually looked for cost reductions in our products.  During the past five years, we have continued to complete the development and redesigning of numerous systems and products which were only partially completed when we acquired the companies which originally claimed to have fully developed them. These products include the automated machinery necessary for high-speed production of our pleated filters, acquired with Precisionaire, and the mass-production processes for bonded carbon high-mass zero-density products. During 2005, we are expecting to move from semi automated lines to fully automated production lines which is expected to significantly reduce our labor related costs

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions.  These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties.  Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed below under the heading “Factors That May Affect Future Results” as well as:

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

During 2005 and 2006, we plan to introduce and market various products which, if successful, may require additional financing and/or capital.  This financing may need to be available on short notice.  Any failure to obtain such financing, or delay in financing, could cause the failure of the new products due to inability to deliver on time, and could adversely impact relationships with current major accounts.  In addition, delays in an untried supply chain, new production chains, and other delays common to the launch of a new product line could also adversely impact the success of the products, as well as current relationships with major accounts.

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

Management Controls a Significant Percentage of Our Stock

As of December 31, 2004, our directors and executive officers beneficially held approximately 51.43% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control that may otherwise be advantageous to the non-affiliated shareholders.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 5,000,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $8.60 per share. The majority of these options are currently exercisable.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at December 31, 2004 was  $23,059.  Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2004.  Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments.  We have two interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds.  Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent.  This interest rate swap is accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swap of $1,037 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

Item 8.

Financial Statements and Supplementary Data

Beginning at page F-1.

Item 9A.

Controls and Procedures

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting.

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

Name

Age

Title

Steven K. Clark

52

Chief Executive Officer and Director

James L. “Buddy” Mercer

60

Vice President Operations

John W. Hodson

42

Chief Financial Officer

Robert Amerson

54

Chairman of the Board

Robert Kelly Barnhill. Sr.

65

Independent Director

William D. Mitchum, Jr.

57

Independent Director

David M. Mock

52

Independent Director

Peter Fredericks

46

Independent Director

Steven K. Clark.  Mr. Clark was the Chief Financial officer and Director from December 1995 through December of 2004. He became the Chief Executive officer in December 2004.  Mr. Clark acted as a consultant  from November, 1995 through December, 1995.  From July 1992 through October 1995, he was the Chief Financial Officer of Daw Technologies, Inc., a specialty cleanroom contractor and customer of the Company.  Prior to this he was a senior partner of Miller and Clark, an accounting and management services firm.  Mr. Clark spent four years with Price Waterhouse, and an additional four years with Arthur Andersen, both accounting firms.  He is a Certified Public Accountant, has Bachelor of Arts degrees in Accounting and Political Science and a Master of Business Administration Degree, all from the University of Utah.

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

John W. Hodson.  Mr. Hodson has been the Chief Financial Officer of Precisionaire, Inc. and several other Flanders Subsidiaries since October 1999. He became the Chief Financial Officer of Flanders Corporation in December of 2004.  He has direct responsibility for overseeing the Corporate accounting department, the financial reporting process and the day to day financial operations of the company.  From 1986 through October 1999 he worked primarily as a public accountant for various CPA firms including Price Waterhouse and several smaller firms. He is a Certified Public Accountant in the states of Florida and North Carolina and has a Bachelors degree in Accounting from the University of Central Florida.

Robert Amerson. Mr. Amerson has been President and Chief Executive Officer of the Company since 1987 but retired from these positions in December of 2004 and now Mr. Amerson is the Chairman of the Board of Directors.  He has held a director position since 1988.  Mr. Amerson has a Bachelor of Science degree in Business Administration from Atlantic Christian College.

Robert Kelly Barnhill, Sr.  Mr. Barnhill was appointed as a director in December of 2004.  Mr. Barnhill is President of Hendrix-Barnhill Co. Inc., a licensed contractor specializing in the construction of public utilities.  Mr. Barnhill has served  on the Board of Governors of Greenville Country Club and is the former President of the University City Kiwanis Club.  Mr. Barnhill also served as the Pitt County Commissioner and currently serves on the North Carolina Licensing Board for General Contractors, the North Carolina State Engineering Foundation, and is the Vice Chairman of the Pitt Memorial Hospital Foundation. Mr. Barnhill received his degree in Civil Engineering from the North Carolina State University.

William D. Mitchum, Jr.  Mr. Mitchum was appointed as a director in December of 2004.  Mr. Mitchum is the President and Chief Executive Officer of Mercer Glass Co., Inc., duties he has held since 1981.  Prior to this he was the Executive Vice President of Hardware Suppliers of America, Inc. and Eastern Millwork.  Mr. Mitchum has served as Director of Local Board BB&T and  Local Board First Union National.  He is currently Director of Regional Advisory Board Wachovia Bank.  Mr. Mitchum received his Bachelor of Science and MBA degrees from East Carolina University.

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

 Item 11.

Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company’s Chief Executive Officer and to each of the Company’s other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 2004.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
				Other	Restricted	Securities Underlying
				Annual	Stock	Options/	LTIP
				Compen-	Award(s)	SARs	Payouts
Name and Principal Position	Year	Salary ($)	Bonus($)	sation ($)	($)	(#)	($)
Steven K. Clark	2004	250,000	–	11,041	–	500,000	–
Chief Executive Officer	2003	254,808	–	1,587	–	–	–
	2002[1]	249,519	–	1,348	–	–	–

Robert Amerson	2004	259,615	–	–	–	–
Chairman of the Board of Directors	2003	246,672	–	–	–	–	–
	2002[1]	249,039	–	1,231	–	–	–

John W. Hodson	2004	107,154	–	4,050	–	40,000	–
Chief Financial Officer

James L. “Buddy” Mercer	2004	118,247	–	–	–	40,000	–
Vice President Operations	2003	120,521	–	–	–	80,000	–
	2002	112,608	–	–	–	–	–

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

	Shares		Number of Securities Underlying Unexercised	Value of Unexercised
	Acquired		Options/SARs at Fiscal	In-the-Money Options/
	On	Value	Year-End (#)	SARs at Fiscal Year-End
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Steven K. Clark	–	$ –	2,500,000 / —	$ 9,700,000 / –
Robert R. Amerson	–	$ –	2,000,000 / —	$ 9,200,000 / –
John W. Hodson	15,000	$ 90,250	50,000 / 80,000	$ 179,800 / 557,600
James L. “Buddy” Mercer	–	$ –	40,000 / 80,000	107,800 / 516,800

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

Messr. Hodson has a two year employment contract dated January 1, 2005. The employment contract for Hodson provides for an annual base salary of 100K and a discretionary bonus.  The Employment Agreement also provides for 200% of his base salary upon termination by the company for any reason other than death or disability.

OTHER INFORMATION REGARDING THE BOARD OF DIRECTORS

Board Meetings and Committees

During 2004, the Board of Directors met four times and also executed various consent resolutions and written actions in lieu of meetings.  Additionally, all directors were present, either in person or by proxy, at the Fiscal 2003 Annual Meeting of the Shareholders held in December of 2004.

The Board of Directors currently has an Audit Committee and a Compensation Committee.  The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent auditors, reviews and evaluates the Company’s internal audit and control functions, monitors transactions between the Company and its employees, officers and directors, and completes other functions as required by the Public Company Accounting Reform and Investor Protection Act (the “Sarbanes-Oxley Act”) passed in 2002.  David Mock is considered the audit committee financial expert.  The Compensation Committee administers the Company’s equity incentive plans and designates compensation levels for executive officers and directors of the Company.  The Audit Committee met four times during 2004.  The Compensation Committee met one time during 2004.

Currently, the Audit Committee consists of Messrs. Mock, Fredericks, Barnhill, and Mitchum, with Mr. Mock serving as Chair.  The Compensation Committee consists of Messrs. Fredericks, Mock, Clark and Amerson.  Mr. Fredericks serves as Chair and Mr. Clark and Mr. Amerson serve as non-voting advisory members.

Long-Term Incentive Plan

During 1996, the Company adopted the Long Term Incentive Plan (LTI Plan) to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 1,987,000 shares of Common Stock reserved for award under the LTI Plan.  During 2004, 2003 and 2002, the Company awarded options to purchase 630,000, 145,000 and 85,000 shares of Common Stock under the LTI Plan, respectively.

The LTI Plan is administered by the Compensation Committee.  The Compensation Committee determines the total number and type of awards granted in any year, the number and selection of employees or consultants to receive awards, the number and type of awards granted to each grantee and the other terms and provisions of the awards, subject to the limitations set forth in the LTI Plan.

Stock Option Grants.  The Compensation Committee has the authority to select individuals who are to receive options under the LTI Plan and to specify the terms and conditions of each option so granted (incentive or nonqualified), the exercise price (which must be at least equal to the fair market value of the common stock on the date of grant with respect to incentive stock options), the vesting provisions and the option term.  Unless otherwise provided by the Compensation Committee, any option granted under the LTI Plan expires the earlier of five years from the date of grant or, three months after the optionee’s termination of service with the Company if the termination of employment is attributable to (i) disability, (ii) retirement, or (iii) any other reason, or 15 months after the optionee’s death.  As of December 31, 2004, there are 860,000 options outstanding under the LTI Plan.

Stock Appreciation Rights.  The Compensation Committee may grant SARs separately or in tandem with a stock option award.  A SAR is an incentive award that permits the holder to receive (per share covered thereby) an equal amount by which the fair market value of a share of common stock on the date of exercise exceeds the fair market value of such share on the date the SAR was granted.  Under the LTI Plan, the Company may pay such amount in cash, in common stock or a combination of both.  Unless otherwise provided by the Compensation Committee at the time of grant, the provisions of the LTI Plan relating to the termination of employment of a holder of a stock option will apply equally, to the extent applicable, to the holder of a SAR.  A SAR granted in tandem with a related option will generally have the same terms and provisions as the related option with respect to exercisability.  A SAR granted separately will have such terms as the Compensation Committee may determine, subject to the provisions of the LTI Plan.  As of December 31, 2004, no SARs are outstanding under the LTI Plan.

Performance Shares.  The Compensation Committee is authorized under the LTI Plan to grant performance shares to selected employees.  Performance shares are rights granted to employees to receive cash, stock, or other property, the payment of which is contingent upon achieving certain performance goals established by the Compensation Committee. As of December 31, 2004, no performance shares are outstanding under the LTI Plan.

Restricted Stock Awards.  The Compensation Committee is authorized under the LTI Plan to issue shares of restricted common stock to eligible participants on such terms and conditions and subject to such restrictions, if any, outstanding under the LTI Plan.  As of December 31, 2004, no restricted shares have been awarded under the LTI Plan.

Dividend Equivalents.  The Compensation Committee may also grant dividend equivalent rights to participants subject to such terms and conditions as may be selected by the Compensation Committee.  Dividend equivalent rights entitle the holder to receive payments equal to dividends with respect to all or a portion of the number of shares of stock subject to an option award or SARs, as determined by the Committee.  As of December 31, 2004, no dividend equivalents are outstanding under the LTI Plan.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed.  Based solely upon review of copies of such forms, or written representations that there were no unreported holdings or transactions, the Company believes that for the fiscal year ending December 31, 2004 all Section 16(a) filing requirements applicable to its officers and directors were complied with on a timely basis except that William Mitchum, Jr. failed to file a Form 3 for 14,100 shares upon becoming a director on April 28, 2004.  Mr. Mitchum is in the process of filing a Form 5 to report his stock ownership.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of December 31, 2004.  Except as indicated in the following footnotes, each listed beneficial owner has sole voting and investment power over the shares of common stock held in their names.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)
Robert R. Amerson (2) 531 Flanders Filters Road Washington, NC 27889	7,573,370	28.79%
Steven K. Clark (3) 2399 26th Avenue North Saint Petersburg, Florida 33713	5,535,183	21.04%
John W. Hodson(4)	65,000	*
William D. Mitchum, Jr. (5)	14,100	*
David Mock(6)	161,000	*
James L. “Buddy” Mercer(7)	120,000	*
Robert Kelly Barnhill, Sr.(8)	0	*
Peter Fredericks (9)	59,707	*
Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,040,716	3.96%
Officers and Directors as a group (8 persons) (2), (3), (4), (5), (6), (7), (8), (9)	13,528,360	51.43%

*

Represents less than 1% of the total issued and outstanding shares of common stock.

(1)

Applicable percentage of ownership is based on 26,303,496 shares of common stock outstanding as of December 31, 2004, together with all applicable options for unissued securities for such shareholders exercisable within 60 days.  Shares of common stock subject to options exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)

Includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share. These options expire in 2009.  Also includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.  These options expire in 2011.

(3)

Includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share.  These options expire in 2009.  Also includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.  These options expire in 2011. Also includes 500,000 shares which are subject to an option to purchase such shares from the Company at $8.60 per share.  These options expire in 2009.

(4)

Includes 10,000 shares which are subject to an option to purchase such shares from the Company at $2.40 per share.  These options expire in 2006.  Also includes 20,000 shares which are subject to an option to purchase such shares from the Company at $5.21 share.  These options expire in 2009.  Also includes 20,000 shares which are subject to an option to purchase such shares from the Company at $8.60 per share.  These options expire in 2009.

(5)

Director was not issued any options in 2004.

(6)

Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $4.37 per share.  These options expire in 2008.

(7)

Includes 60,000 shares which are subject to an option to purchase such shares from the Company at $2.52 per share.  Also includes 20,000 shares which are subject to an option to purchase such shares from the Company at $5.00 per share.  These options expire in 2008.  Also includes 20,000 shares which are subject to an option to purchase such shares from the Company at $5.21 per share.  Also includes 20,000 shares which are subject to an option to purchase such shares from the Company at $8.60 per share.  These options expire in 2009.

(8)

Director was not issued any options in 2004.

(9)

Includes 35,000 shares which are subject to an option to purchase such shares from the Company at $1.74 per share.  These options expire in 2007.  Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $6.49 per share.  These options expire in 2009.

Item 13.

Certain Relationships and Related Transactions (dollar amounts in thousands)

At December 31, 2004, Steven K. Clark owed the Company $3,782 of principal and $860 of accrued interest which he previously borrowed to make certain payments under an indemnity agreement he entered into with the Company, to exercise options and to purchase certain shares. This debt is evidenced by a note which bears interest at LIBOR plus 1%, and is due in full on December 31, 2010, or on demand by the Company if he terminates employment, and is secured by common stock.

At December 31, 2004, Robert R. Amerson owed the Company $1,967 of principal and $760 of accrued interest, which he previously borrowed, the majority of which was used to settle claims, to make certain payments under an indemnity agreement he entered into with the Company, to purchase certain shares and for other unspecified reasons. This debt is evidenced by a note which bears interest at LIBOR plus 1%, and is due in full on December 31, 2010, or on demand by the Company if he terminates employment, and is secured by common stock.

On January 2, 2001, the Company purchased and leased back $797 in manufacturing equipment from Superior Diecutting, Inc., a vendor 50% owned by two officer and directors.  The Company also loaned this supplier $500, secured by a building and used to pay off an existing mortgage, and $400 to repay a credit line secured by inventory, receivables and other current assets.  The Company made payments of $6,933 and $3,738 in 2004 and 2003, respectively, to this supplier for purchases of raw materials.  At December 31, 2004 and 2003, the Company owed a total of $2,591 and $892, respectively, to this vendor.  At December 31, 2004, Superior Diecutting, Inc. owed the Company $5,880.  The accounts and operations of this related entity have been consolidated, thus, the financial effects of these transactions have been eliminated in consolidation.

The Company made payments totaling $1,041 and $1,038 in 2004 and 2003, respectively, to Wal-Pat II, a real estate Limited Liability Company which leases property to the Company.  Wal-Pat II is owned by Robert R. Amerson and Steven K. Clark (fifty percent each).  At December 31, 2004, the Company owed a total of $0 to Wal-Pat II.

Item 15.

Principal Accountant Fees and Services (dollar amounts in thousands)

Audit Related Fees

Our principal accountants billed us an aggregate of $217 and $170 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2004 and 2003, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar years.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

Our principal accountants billed us an aggregate of $76 and $53 in fees and expenses for tax compliance, tax advice and tax planning during calendar years ended December 31, 2004 and 2003, respectively.

All Other Fees

Our principal accountants billed us an aggregate of $27 and $7 in fees and expenses during calendar years ended December 31, 2004 and 2003, respectively, for products and services other than those products and services described above.  These services consist of the following:

•

Audit of profit sharing plan and discussions regarding Sarbanes Oxley 404.

Audit Committee Pre-Approval Process, Policies and Procedures

The appointment of Pender Newkirk & Co. was approved by our Audit Committee and full Board of Directors. Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Audit Committee.  Our principal auditors have informed our Audit Committee of the scope and nature of each service provided.  With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Audit Committee, or one or more members of our Audit Committee for the members of our Board of Directors to whom authority to grant such approval had been delegated by the Audit Committee, prior to commencing such services.  Such services primarily consisted of tax related services.

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

Item 16.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following constitutes a list of Financial Statements, Financial Statement Schedules and Exhibits used in this report.

(a)(1)

Financial Statements:  Financial Statements are included beginning at page F-1 as follows:

Report of Independent Certified Public Accountants

                      F-2

Consolidated Balance Sheets at December 31, 2004 and 2003

                      F-3

Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

                      F-4

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003and 2002

F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

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

10.28

Stock Option Agreement between Flanders Corporation and Steven K. Clark dated August 24, 2004, filed with Form 10-K dated December 31, 2004, filed herewith.

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

(b)

    Form 8-K dated February 18, 2004

Form 8-K dated March 03, 2004

Form 8-K dated March 31, 2004

Form 8-K dated April 21, 2004

Form 8-K dated July 26, 2004

Form 8-K dated August 25, 2004

Form 8-K dated September 15, 2004

Form 8-K dated October 25, 2004

(c)

Financial Statement Schedules:  See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 14th day of February, 2005.

FLANDERS CORPORATION

By  /s/ Steven K. Clark

  Steven K. Clark

  President, Chief Executive Officer,

  and Director

By   /s/ John W. Hodson

  John W. Hodson

  Chief Financial Officer

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

Signature	Title	Date
/s/ Steven K. Clark	President, Chief Executive Officer And Director
/s/ John W. Hodson	Chief Financial Officer
/s/ William Mitchum, Jr.	Director
/s/ Robert Kelly Barnhill, Sr.	Director
/s/ David M. Mock	Director

FLANDERS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004, 2003 and 2002

Report of Independent Registered Public Accounting Firm

Board of Directors

Flanders Corporation and Subsidiaries

St. Petersburg, Florida

We have audited the accompanying consolidated balance sheets of Flanders Corporation and Subsidiaries (the “Company”) as of December 31, 2004 and December 31, 2003 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and December 31, 2003 and the results of its operations and its cash flows for the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2005 expressed an unqualified opinion thereon.

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

February 14, 2005

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2004, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors

Flanders Corporation and Subsidiaries

St. Petersburg, Florida

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Flanders Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 14, 2005 expressed an unqualified opinion thereon.

Pender Newkirk & Company

Certified Public Accountants

Tampa, Florida

February 14, 2005

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except per share data)

ASSETS	2004	2003
Current assets
Cash and cash equivalents	$ 1,886	$ 1,098
Receivables:
Trade, less allowance for doubtful accounts: $3,300 in 2004 and $2,949 in 2003	41,547	35,908
Other	240	265
Inventories	39,539	33,066
Deferred taxes	2,875	2,889
Other current assets	1,019	1,461
Total current assets	87,106	74,687
Related party receivables	374	362
Property and equipment, net	67,356	67,855
Intangible assets, net	888	880
Other assets	3,946	1,631
	$ 159,670	$ 145,415
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 2,553	$ 2,542
Accounts payable	15,595	11,501
Accrued expenses	14,746	15,097
Total current liabilities	32,894	29,140
Long-term capital lease obligations, less current maturities	2,368	2,805
Long-term debt, less current maturities	18,138	20,943
Long-term liabilities, other	1,729	1,850
Deferred taxes	11,380	9,968
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 10,000 shares authorized; none issued	–	–
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,303	26	26
Additional paid-in capital	90,758	90,527
Notes receivable – secured by common shares	(6,650)	(9,028)
Accumulated other comprehensive loss	(1,037)	(1,110)
Retained earnings	10,064	294
	93,161	80,709
	$ 159,670	$ 145,415

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,

(In thousands, except per share data)

	2004	2003	2002
Net sales	$ 199,933	$ 182,780	$ 184,211
Cost of goods sold	151,645	139,509	143,390
Gross profit	48,288	43,271	40,821
Operating expenses	33,569	32,112	29,591
Operating income	14,719	11,159	11,230
Non operating income (expense)
Other income, net	1,209	1,970	1,272
Interest expense	(1,577)	(1,878)	(4,762)
	(368)	92	(3,490)
Earnings from operations before income taxes	14,351	11,251	7,740
Provision for income taxes	4,581	3,505	3,001
Earnings from operations	9,770	7,746	4,739
Cumulative effect of accounting change, net of tax	–	–	(27,681)
Net earnings (loss)	$ 9,770	$ 7,746	$ (22,942)
Earnings per share from operations
Basic	$ .37	$ 0.30	$ 0.18
Diluted	$ .36	$ 0.29	$ 0.18

- Continued -

CONSOLIDATED STATEMENTS OF OPERATIONS — Continued

Year Ended December 31,

(In thousands, except per share data)

	2004	2003	2002
Loss per share from cumulative effect of accounting change
Basic	$ –	$ –	$ (1.06)
Diluted	$ –	$ –	$ (1.06)
Net earnings (loss) per share
Basic	$ .37	$ 0.30	$ (0.88)
Diluted	$ .36	$ 0.29	$ (0.88)
Weighted average common shares outstanding
Basic	26,201	26,033	26,033
Diluted	27,289	26,428	26,033

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 1, 2002	26	90,331	(8,326)	(654)	15,502	96,879
Accrued interest on notes receivable secured by common shares	–	–	(369)	–	–	(369)
Comprehensive loss
Net loss	–	–	–	–	(22,942)	(22,942)
Loss on cash flow hedges	–	–	–	(640)	–	(640)
Total comprehensive loss, net of tax						(23,582)
Balance, December 31, 2002	$ 26	$ 90,331	$ (8,695)	$ (1,294)	$ (7,440)	$ 72,928
Accrued interest on notes receivable secured by common shares	–	–	(333)	–	–	(333)
Purchase and retirement of 63 shares of common stock	(1)	(188)	–	–	(12)	(201)
Issuance of 106 shares of common stock upon exercise of options	1	384	–	–	–	385
Comprehensive loss
Net earnings	–	–	–	–	7,746	7,746
Gain on cash flow hedges	–	–	–	184	–	184
Total comprehensive earnings, net of tax						7,930
Balance, December 31, 2003	$ 26	$ 90,527	$ (9,028)	$ (1,110)	$ 294	$ 80,709
Accrued interest on notes receivable secured by common shares	–	–	(309)	–	–	(309)
Proceeds from notes receivable secured by common shares	–	–	2,687	–	–	2,687
Purchase and retirement of 19 shares of common stock	–	(88)	–	–	–	(88)
Issuance of 238 shares of common stock upon exercise of options	–	319	–	–	–	319
Comprehensive earnings
Net earnings	–	–	–	–	9,770	9,770
Gain on cash flow hedges	–	–	–	73	–	73
Total Comprehensive earnings, net of tax						9,843
Balance, December 31, 2004	$ 26	$ 90,758	$ (6,650)	$ (1,037)	$ 10,064	$ 93,161

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

(In thousands)

	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Earnings from continuing operations	$ 9,770	$ 7,746	$ 4,739
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,165	7,990	7,477
Provision for doubtful accounts and notes	2,039	3,466	1,048
Provision for obsolete inventory	69	208	425
Loss on sale of property and equipment	138	200	382
Gain on sale of assets	–	–	(286)
Deferred taxes	1,377	1,094	3,219
Accrued interest on notes receivable secured by common shares	(309)	(333)	(369)
Change in working capital components:
Receivables	(10,882)	(4,882)	(4,894)
Inventories	(6,527)	(6,147)	3,274
Other current assets	181	(391)	893
Accounts payable	4,093	(2,296)	(1,929)
Accrued expenses	(350)	5,438	209
Income taxes (net)	386	220	2,436
Net cash provided by operating activities	8,150	12,313	16,624
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,563)	(5,264)	(3,636)
Proceeds from sale of property and equipment	172	142	1,656
Proceeds from sale of assets	–	–	1,498
Proceeds from (disbursements on) notes receivables	(13)	70	117
Decrease in other assets	267	42	449
Net cash provided by (used in) investing activities	(7,137)	(5,010)	84

- Continued -

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

Years Ended December 31,

(In thousands)

	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES
Net payments from revolving credit agreement	(654)	(6,799)	(20,525)
Proceeds from long-term borrowings	–	–	9,500
Principal payments on long-term borrowings	(2,576)	(2,528)	(5,727)
Payment of debt issuance costs	(1)	(51)	(1,028)
Proceeds from exercise of options	319	367	–
Proceeds from notes receivable secured by common shares	2,687	–	–
Net cash used in financing activities	(225)	(9,011)	(17,780)
Net increase (decrease) in cash and cash equivalents	788	(1,708)	(1,072)
CASH AND CASH EQUIVALENTS
Beginning of year	1,098	2,806	3,878
End of year	$ 1,886	$ 1,098	$ 2,806

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of $39, $26 and $72 interest capitalized to property and equipment for 2004, 2003 and 2002, respectively:	$ 1,614	$ 1,954	$ 4,767
Income taxes paid/(received)	$ 4,044	$ 525	$ (2,654)
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Cumulative effect of accounting change, net of taxes	$ –	$ –	$ (27,681)
Purchase and retirement of common stock	$ 88	$ –	$ –
Sale of assets in exchange for notes receivable	$ –	$ 2	$ 400
Capital lease obligation incurred for property and equipment	$ –	$ 143	$ 181
Accounts receivable in exchange for notes receivable	$ 3,395	$ 149	$ –

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

3.

Significant customers

Net sales for the years ended December 31, 2004, 2003 and 2002 included sales to the following major customers, together with the receivables due from those customers:

	Amount of Net Sales			Trade Receivable Balance As of December 31,
	2004	2003	2002	2004	2003
Customer A	$ 29,149	$ 30,715	$ 24,478	$ 5,132	$ 5,507
Customer B	$ 31,581	$ 30,770	$ 27,579	$ 9,320	$ 6,302

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

6.

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible.  It is the Company’s policy to accrue interest on past due receivables.  The provision for doubtful accounts and notes was $2,039, $3,466, and $1,048 for the years ended December 31, 2004, 2003 and 2002, respectively.

7.

Fair value of financial instruments

The carrying amount of cash equivalents, trade receivables and trade payables approximates fair value at December 31, 2004 and 2003 because of the short maturity of these instruments.  Based on the borrowing rates currently available to the Company for bank loans with similar maturities and similar collateral requirements, the fair value of notes payable and long-term debt approximates the carrying amounts at December 31, 2004 and 2003.

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

10.

Derivative financial instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133.”  SFAS 133 and SFAS 138 established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings

Note A.

Nature of Business and Summary of Significant Accounting Policies — Continued

The Company has only limited involvement with derivative financial instruments.  The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds.  Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent.  This interest rate swap is accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. The tax effected fair market value of the interest rate swap of $1,037 and $1,110 is included in accumulated other comprehensive loss at December 31, 2004 and 2003, respectively.  The interest rate swap contracts expire in 2013 and 2015.

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

12.

Trademarks and trade names

Trademarks and trade names are being amortized on a straight line basis over 17 years.  At each balance sheet date, the Company evaluates the value of trademarks and trade names for impairment.  Based upon its most recent analysis, the Company believes that no impairment of trademarks and trade names exists at December 31, 2004.

Note A.

Nature of Business and Summary of Significant Accounting Policies — Continued

13.

Property and equipment

Property and equipment are stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.  Amortization of property and equipment held under capital leases is included in depreciation expense.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2004.

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

Note A.

Nature of Business and Summary of Significant Accounting Policies — Continued

18.

Stock Options

At December 31, 2004, the Company has three stock-based compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	2004	2003	2002
Net earnings (loss), as reported	$ 9,770	$ 7,746	$ (22,942)

Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(2,454)	(562)	(149)

Pro forma net earnings (loss)	$ 7,316	$ 7,184	$ (23,091)

Basic earnings (loss) per share:
As reported	$ .37	$ .30	$ (.88)
Pro forma	$ .28	$ .28	$ (.89)

Diluted earnings (loss) per share
As reported	$ .36	$ .29	$ (.88)
Pro forma	$ .27	$ .27	$ (.89)

19.

Outbound shipping expenses

Outbound shipping expenses are included in “operating expenses,” not in “cost of goods sold.”  Outbound shipping expenses were $8,224, $6,724, and $6,186 for the years ending December 31, 2004, 2003 and 2002, respectively.

20.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $2,422, $2,001, and $1,672 for the years ending December 31, 2004, 2003 and 2002, respectively.

21.

Reclassifications

Certain account balances for 2003 and 2002 have been reclassified with no effect on net earnings or retained earnings to be consistent with the classification adopted for the year ended December 31, 2004.

Note A.

Nature of Business and Summary of Significant Accounting Policies — Continued

22.

Impact of Recently Issued Accounting Pronouncements

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

In November 2004, the Financial Accounting Standards Board issued statement of Financial Accounting Standard No. 151, "Inventory Costs". The new Statement amends Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. This Statement requires that those items be recognized as current-period charges and requires that allocation of fixed production overheads to the cost of conversion be based on the normal capacity of the production facilities. This statement is effective for fiscal years beginning after June 15, 2005. We do not expect adoption of this statement to have a material impact on our financial condition or results of operations.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. This Statement replaces FASB Statement No. 123 and supersedes APB Opinion No. 25. Statement No. 123(R) will require the fair value of all stock option awards issued to employees to be recorded as an expense over the related vesting period. The Statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We are evaluating these new rules, but expect no material impact upon adoption relating to outstanding options since a majority of the awards under the existing incentive stock option plan will be fully vested prior to the effective date of the revised rules.

Note B. Inventories

Inventories consist of the following at December 31:

	2004	2003
Finished goods	$ 19,233	$ 14,625
Work in progress	2,630	3,403
Raw materials	19,068	16,361
	40,931	34,389
Less allowances	1,392	1,323
	$ 39,539	$ 33,066

Note C. Other Assets

Other assets consist of the following at December 31:

	2004	2003
Real estate held for sale	$ 52	$ 52
Notes receivable	2,607	478
Deposits	238	238
Deferred expenses	649	863
Investment, at cost	400	—
	$ 3,946	$ 1,631

Notes receivable consists of the following at December 31,

	2004	2003
Note receivable, which is interest free for first year and 9% per annum thereafter, with a second year interest free if $450 is paid during the first year. $4 due each week beginning July1, 2004.	$ 912	$ 0

Senior note receivable, which is interest free for first year and 5% per annum thereafter. $6.5 due each month beginning January 31, 2005.	500	0

Junior note receivable, which is interest free. $5 due each quarter beginning March 31, 2005.	300	0

Note receivable due in full by June 30, 2011.	1,000	0

Various other notes receivable	360	818
Less: Current portion of notes receivable	(465)	(340)
Total	$ 2,607	$ 478

Note D. Intangible Assets

Intangible assets consist of the following at December 31:

	2004	2003
Trademarks and trade names, net of accumulated amortization of $820 and $641 in 2004 and 2003, respectively	$ 888	$ 880
	$ 888	$ 880

Amortization expense was $179, $133 and $60 in 2004, 2003 and 2002, respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2009 is as follows:

2005	$ 194
2006	$ 98
2007	$ 98
2008	$ 98
2009	$ 73

Note E. Property and Equipment

Property and equipment and estimated useful lives consist of the following at December 31:

			Estimated
	2004	2003	Useful Lives
Land	$ 1,635	$ 1,389	–
Buildings	40,153	39,105	15-40 years
Machinery and equipment	66,404	59,059	5 -15 years
Office equipment	9,866	9,658	5-7 years
Vehicles	1,351	1,171	5 years
Construction in progress	2,914	4,887	–
	122,323	115,269
Less accumulated depreciation	54,967	47,414
	$ 67,356	$ 67,855

Total depreciation expense charged to operations totaled $7,771, $7,614, and $7,376 for 2004, 2003 and 2002, respectively.

Note F. Accrued Expenses

Accrued expenses at December 31, 2004 and 2003 were as follows:

	2004	2003

Income tax payable	$ 975	$ 1,958
Bank overdraft	2,631	4,738
Other accrued expenses	11,140	8,401
	$ 14,746	$ 15,097

Note G. Pledged Assets and Debt

A summary of the Company’s debt, and collateral pledged thereon, consists of the following at December 31:

	2004	2003
Long-term debt:
LIBOR (3.1% at December 31, 2004) plus 1.75 to 2.25% revolving line of credit; interest rate dependent on fixed charge coverage*.	$ 0	$ 654
LIBOR plus 2.5 to 3.0% term note agreement; interest rate dependent on fixed charge coverage*.	3,967	5,367
LIBOR plus 2.25% note (mortgage) payable to a bank, due in monthly payments of $14 including interest through October 2007, at which time all unpaid principal is due, collateralized by certain land, building and improvements.	2,118	2,292
Prime plus 0.25 percent (5.25% at December 31, 2004) notes payable to a mortgage company due in monthly payments of $30 including interest through January 2006, at which time all unpaid principal is due, collateralized by a deed of trust on land and buildings.	303	570
6.5 percent note payable to a regional development authority, due in varying quarterly installments, plus interest, through December 2017, collateralized by a security agreement and financing statement on real and personal property.	4,685	4,910
Note payable to a bank with interest at prime plus 0.25 percent, with rate adjusted annually (5.25% at December 31, 2004), due in monthly payments of $7 including interest through June 2017 subject to a call option in June 2007, collateralized by a deed of trust on real property.	684	724
Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.14% by an interest-rate swap, collateralized by a $4,000 letter of credit that expires April 1, 2015.	4,000	4,000
Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.14% by an interest-rate swap, collateralized by a $4,500 letter of credit that expires April 1, 2013.	4,500	4,500
Various obligations under capital lease agreements	2,802	3,273
	$ 23,059	$ 26,290
Note G. Pledged Assets and Debts — Continued
Less current maturities	2,553	2,542
	20,506	23,748
Less long-term capital lease obligations, less current maturities	2,368	2,805
	$ 18,138	$ 20,943

Aggregate maturities required on long-term debt and capital lease obligations as of December 31, 2004 are due in future years as follows:

Year Ending December 31,
2005	$ 2,553
2006	2,361
2007	3,773
2008	876
2009	948
Later years	12,548
$ 23,059

*

Our current revolving credit agreement with a bank provides a maximum line of credit of $33 million (subject to availability) and bears interest at either (i) LIBOR plus between 1.75% and 2.25%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or the bank’s base rate, plus between 0.5% and 1%, dependent on the Company’s fixed charge coverage during the prior twelve months. Up to $11 million of this credit facility may be used to issue letters of credit of which the Company has two letters of credit associated with its industrial revenue bonds and two associated with its workers compensation policy. The revolving credit agreement is part of a combined facility with a bank that also includes a $7 million facility to guarantee letters of credit, and a term loan at an interest rate 0.75% higher than the revolving facility.   The term loan is due in monthly principal payments of $116 plus interest.  Both the line of credit and term loan are due in 2007.  The combined facility is collateralized by substantially all of the Company’s assets, requires maintenance of certain financial ratios, and restricts capital expenditures, payment of dividends and share repurchases.

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

	2004	2003
Buildings Machinery and equipment Office equipment	$ 3,700 439 358	$ 3,700 439 358
Accumulated depreciation	(907)	(676)
	$ 3,590	$ 3,821

Future minimum payments, by year and in aggregate, under capital leases and operating leases consist of the following at December 31, 2004:

Year Ending December 31,	Capital leases	Operating leases
2005	$ 666	$ 2,253
2006	658	1,034
2007	654	491
2008	640	145
2009	641	125
Later years	272	125
Total minimum lease payments	$ 3,531	$ 4,173
Less amount representing interest	729
Present value of net minimum payments	2,802
Current portion	434
Long-term portion	$ 2,368

Total rent expense charged to operations was approximately $3,360, $3,255, and $2,946 for 2004, 2003 and 2002, respectively.

Note I.

Income Taxes

The Company’s provision (benefit) for income taxes is as follows for the years ended December 31:

	2004	2003	2002
Current:
Federal	$ 3,449	$ 2,164	$ (319)
State	296	185	(43)
Foreign	150	62	144
	3,895	2,411	(218)
Deferred:
Federal	632	1,008	2,843
State	54	86	376
	686	1,094	3,219
Total provision	$ 4,581	$ 3,505	$ 3,001

The income tax provision for continuing operations differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2004	2003	2002
Income tax provision at statutory rate:	$ 5,068	$ 3,938	$ 2,632
Increase (decrease) in income taxes due to:
Nondeductible expenses	19	22	35
State income taxes net	561	334	334

Credits and adjustments	(1,067)	(789)	–
	$ 4,581	$ 3,505	$ 3,001

 – Continued

Net deferred tax assets and liabilities were comprised of the following:

	2004	2003
Deferred tax assets:
Accounts receivable allowance	$ 870	$ 642
Inventory allowance and capitalization	1,177	905
Accrued expenses	579	541
Deferred expenses	40	41
Other Reserves	–	260
State credits	209	500
	$ 2,875	$ 2,889
Deferred tax liabilities:
Property and equipment	$ (13,592)	$ (10,913)
Interest rate swap	692	740
State net operating loss carry forwards	222	205
State credits	1,298	0
	$ (11,380)	$ (9,968)

The components giving rise to the net deferred tax assets and liabilities described above have been included in the accompanying consolidated balance sheets at December 31 as:

	2004	2003
Current assets	$ 2,875	$ 2,889
Noncurrent liabilities	(11,380)	(9,968)
	$ (8,505)	$ (7,079)

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

Messr. Hodson has a two year employment contract dated January 1, 2005. The employment contract for Hodson provides for an annual base salary of 100K and a discretionary bonus.  The Employment Agreement also provides for 200% of his base salary upon termination by the company for any reason other than death or disability.

 – Continued

2.

Litigation

The Company is involved in a dispute with Liberty Mutual, a former workers’ compensation administrator and stop-loss insurer for some of the Company’s subsidiaries.  The administrator has alleged that they are entitled to be reimbursed for certain costs incurred in administering various insurance claims. The Company has counter-sued, claiming that the administrator acted in “bad faith,” was negligent in its duties as administrator of our claims, that it made payments on our behalf which were specifically disallowed, that they refused to follow instructions given to them by us, that they failed to meet minimal acceptable standards for administering claims, and that such failures constituted a material dereliction of their responsibilities as administrator, as well as other claims related to malfeasance and negligence.  In addition, Liberty Mutual charged certain administrative fees over and above the actual costs incurred which the Company is contesting.  The amount and probability of any payment or settlement is unknown at this time.  Among the issues being considered is the ripeness of our counterclaim as well as the matter of currently unresolved workers’ compensation claims whose estimate of potential loss may change as a result of this litigation.  While management believes it has reserved an adequate amount for settlement of these claims, there is no guarantee that the Company’s actual liability will not exceed its current estimate.  Accordingly, these matters, if resolved in a manner different from management’s estimate, could have a material effect on operating results or cash flows in the future.

We have settled our lawsuit with Conap (U.S. District Court for the Eastern District of North Carolina, Case No. 4-99-CV-93-H(3)) a supplier of urethane sealant used in some of our HEPA filtration products.  The settlement amount we received is included in other income.

From time to time, the Company is a party as plaintiff or defendant to various legal proceedings related to our normal business operations. In the opinion of management, although the outcome of any legal proceeding cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company’s financial position, but could be material to the results of operations in any one future accounting period. The Company makes appropriate reserves for litigation, even if not material. Defense costs are expensed as incurred.

3.

Self-Insurance

During all periods presented, workers’ compensation claims incurred by employees were fully insured through a high deductible policy with a policy year ending each May.  The deductible per employee was $350 for 2004 and 2003, with no limit in the aggregate.  The Company continuously monitors and estimates the estimated costs of claims incurred based on historical loss information and other information provided by its carrier’s claims management personnel.  Included in the liabilities in the accompanying balance sheets are accrued workers’ compensation expenses of approximately $659 and $646 as of December 31, 2004 and 2003, respectively.

The Company provides medical benefits to its employees under a self-insured program.  Through June 30, 2002, the Company paid for 100% of an employees health costs as the services were incurred.  In July 2002, the Company changed the program that provides medical benefits to its employees once certain deductibles are met.  The benefits to the employees are limited to $35 per year with a $1,000 lifetime benefit.  The Company estimates the amount of incurred but unreported claims based on historical information.  Included in the liabilities in the accompanying balance sheets are estimated accrued health insurance expenses of approximately $232 and $228 as of December 31, 2004 and 2003, respectively.  The employer’s portion of claims charged to operations totaled approximately $893, $919 and $2,297 for 2004, 2003 and 2002, respectively.

4.

License and Royalty Agreements

The Company has secured licensing and royalty agreements with two companies allowing the Company to use their trade names and brands on its products. Costs associated with these agreements are expensed as incurred.

Note K.

Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“Salary Savings Plan”).  The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to fifteen percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors.  The Company contributed approximately $90, $89 and $102 to the Salary Savings Plan for the years ended December 31, 2004, 2003 and 2002, respectively.

During 1996, the Company adopted the Long Term Incentive Plan (“LTI Plan”) to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock performance shares and dividend equivalents to officers, key employees of the Company and outside consultants to the Company. There are 1,987,000 shares of Common Stock reserved for award under the LTI Plan.  During 2004, 2003 and 2002, the Company awarded options to purchase 645,000, 145,000 and 85,000 shares of Common Stock under the LTI Plan, respectively.

During 1996, the Company also adopted the 1996 Director Option Plan which provides for the grant of 50,000 stock options to outside directors of the Company who were elected or appointed after February 1, 1996, and who were not existing directors on the effective date of the plan.  Each such outside director who is serving as a director on January 1 of each calendar year will automatically be granted an option to acquire up to 5,000 shares of Common Stock on such date, assuming such outside director had been serving for at least six months prior to the date of grant.  The Company has reserved 500,000 shares of its Common Stock for issuance under the 1996 Director Option Plan that expires in 2006.  During 2004, 2003 and 2002, the Company awarded options to purchase 15,000, 80,000 and 155,000 shares, respectively, of Common Stock under the 1996 Director Option Plan.

Note L.

Related Party Transactions and Balances

At December 31, 2004 and 2003, the Company had notes receivable secured by common stock classified as contra-equity of $6,650 and $9,028, respectively, due from various directors, officers, shareholders and employees, with interest thereon at LIBOR plus 1%, maturing at various dates to December 2010, of which $6,650 is callable on demand by the Company if the officers or employees terminate employment with the Company.

During November 2000, the Company entered into a five-year operating lease whereby the Company was leasing 138,000 square feet of building owned by two officers of and directors of the Company (fifty percent each).  In September 2002, the lease was amended as the Company occupied 224,000 square feet of building.  Then, by November 2002, the Company occupied 399,000 square feet of a building.  The Company made payments of $1,041, $1,030 and $474 in 2004, 2003 and 2002, respectively.  The Company believes this lease is at prevailing market rates.

On January 2, 2001, the Company purchased and leased back $797 in manufacturing equipment from Superior Diecutting, Inc., a vendor 50% owned by two officer and directors.  The Company also loaned this supplier $500, secured by a building and used to pay off an existing mortgage, and $400 to repay a credit line secured by inventory, receivables and other current assets.  The Company made payments of $6,933, $3,738 and $1,666 in 2004, 2003 and 2002, respectively, to this supplier for purchases of raw materials.  At December 31, 2004 and 2003, the Company owed a total of $2,591 and $892, respectively, to this vendor.  At December 31, 2004, Superior Diecutting, Inc. owed the Company $5,881 due to the Company purchasing inventory on behalf of Superior Diecutting, Inc.  The accounts and operations of this related entity have been consolidated, thus, the financial effects of these transactions have been eliminated in consolidation.

Note M.

 Stock Options and Warrants

During 2004, the Company granted options to purchase: 645,000 shares of common stock under its LTI Plan at exercise prices between $5.21 - $8.60 per share; 15,000 shares of common stock under its 1996 Director Option Plan at a weighted average exercise price of $4.92 per share.  All options granted during 2004 were non-qualified fixed price options.

The following table summarizes the activity related to all Company stock options and warrants for 2004, 2003 and 2002:

					Weighted Average
	Shares (In thousands)		Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2002	540	4,698	8.40 – 14.73	1.88 – 8.50	10.04	4.89
Granted	–	240	–	1.50 – 2.36	–	1.69
Exercised	–	–	–	–	–	–
Canceled or expired	(540)	(339)	8.40 – 14.73	1.88 – 8.50	10.04	4.26
Outstanding at December 31, 2002	–	4,599	–	1.50 – 7.50	–	4.76
Granted	–	225	–	1.65 – 5.00	–	3.51
Exercised	–	(106)	–	1.65 – 3.94	–	3.45
Canceled or expired		(183)	–	1.50 – 5.38	–	4.44
Outstanding at December 31, 2003	–	4,535	–	1.50 – 7.50	–	4.75
Granted	–	660	–	5.21 – 8.60	–	8.14
Exercised	–	(177)	–	1.65 – 6.49	–	2.18
Canceled or expired	–	(3)	–	4.75 – 4.75	–	4.75
Outstanding at December 31, 2004	–	5,015	–	1.50 – 8.60	–	5.28
Exercisable at December 31, 2004	–	4,835	–	1.74 – 8.60	–	5.36
Exercisable at December 31, 2003	–	4,350	–	1.65 – 7.50	–	4.95
Exercisable at December 31, 2002	–	4,464	–	1.74 – 7.50	–	4.86

The warrants and options expire at various dates ranging from February 2006 to August 2009.  A further summary of information related to options outstanding at December 31, 2004 is as follows:

Range of Exercise Prices	Number Outstanding / Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Outstanding / Exercisable
$1.50 to 2.40	90 / 50	2.42	$1.72 / 1.90
$2.50 to 4.37	2,215 / 2,135	1.35	$2.58 / 2.58
$5.00 to 6.49	150 / 90	4.02	$5.17 / 5.28
$7.50 to 8.60	2,560 / 2,560	2.46	$7.74 / 7.74

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

 – Continued

Had compensation cost for the option plans been determined based on the grant date fair values of awards using the Black-Scholes option pricing model, reported net earnings  (loss) and earnings (loss) per common share would have been changed to the pro forma amounts shown below for the years ended December 31:

	2004	2003	2002
Net earnings (loss):
As reported	$ 9,770	$ 7,746	$ (22,942)
Pro forma	$ 7,316	$ 7,185	$ (23,091)
Basic earnings (loss) per share:
As reported	$ .37	$ 0.30	$ (0.88)
Pro forma	$ .28	$ 0.28	$ (0.89)
Diluted earnings (loss) per share:
As reported	$ .36	$ 0.29	$ (0.88)
Pro forma	$ .27	$ 0.27	$ (0.89)

Weighted average fair value per option of options
Granted during the year	$ 6.21	$ 2.50	$ 1.04

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2004, 2003 and 2002:  Dividend rate of 0%; risk-free interest rate of  3.63%, 3.38% and 3.00%, respectively;  expected lives of 5 years; and  expected price volatility of 102%, 92% and 88%, respectively.

Note N.

Earnings (Loss) per Share

The following data show the shares used in computing net earnings (loss) per common share including dilutive potential common stock.

	2004	2003	2002
Common shares outstanding at beginning of year	26,084	26,033	26,033
Net weighted average common shares issued and canceled during year	117	–	–
Weighted average number of common shares used in basic EPS	26,201	26,033	26,033
Dilutive effect of stock options and warrants	1,089	395	–
Weighted average number of common shares and dilutive potential shares used in diluted EPS	27,290	26,428	26,033

As of December 31, 2004, 2003 and 2002, options and warrants to purchase 0, 2,000 and 4,539 shares, respectively, of the Company’s common stock described in Note N were excluded from the computation of diluted EPS because the market price of the underlying stock was less than the exercise price.

Note O.

Quarterly Financial Data (Unaudited)

Quarters Ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net sales	$ 45,354	$ 47,138	$ 54,785	$ 52,656
Gross profit	$ 9,963	$ 11,911	$ 12,646	$ 13,768
Operating income	$ 2,021	$ 3,486	$ 3,980	$ 5,232
Net Earnings	$ 1,454	$ 2,097	$ 2,784	$ 3,435
Net Earnings per share: Basic	$ .06	$ .08	$ .11	$ .13
Diluted	.05	.08	.10	.13
Common stock prices:
High	$ 7.26	$ 9.99	$ 10.47	$ 10.17
Low	5.21	6.12	8.36	8.17
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net sales	$ 43,049	$ 44,262	$ 50,189	$ 45,280
Gross profit	$ 9,460	$ 10,838	$ 11,887	$ 11,086
Operating income	$ 2,111	$ 2,615	$ 3,576	$ 2,857
Net Earnings	$ 1,644	$ 2,260	$ 2,315	$ 1,527
Net Earnings per share: Basic	$ .06	$ .09	$ .09	$ .06
Diluted	.06	.08	.09	.06
Common stock prices:
High	$ 2.23	$ 2.95	$ 6.05	$ 7.01
Low	1.43	2.09	2.71	4.45

FLANDERS CORPORATION

FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON SCHEDULE

Board of Directors and Stockholders

Flanders Corporation

In connection with our audits of the consolidated financial statements of Flanders Corporation and Subsidiaries referred to in our report dated February 14, 2005, which is included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2004, we have also audited Schedule II for each of the three years in the period ended December 31, 2004. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Pender Newkirk & Company

Tampa, Florida

February 14, 2005

FLANDERS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2004, 2003 and 2002

Additions
	Balance at	Charged to		Balance
	Beginning	Cost and		at End
	of Period	Expense	Deductions	of Period
For the year ended December 31, 2004
Allowance for doubtful accounts	$ 2,949	$ 1,875	$ (1,524)(1)	$ 3,300
Allowance for inventory	1,323	69	–	1,392
Total	$ 4,272	$ 1,944	$ (1,524)	$ 4,692
For the year ended December 31, 2003
Allowance for doubtful accounts	$ 2,240	$ 3,151	$ (2,442)(1)	$ 2,949
Allowance for inventory	1,115	208	–	1,323
Total	$ 3,355	$ 3,359	$ (2,442)	$ 4,272
For the year ended December 31, 2002
Allowance for doubtful accounts	$ 1,532	$ 1,048	$ (340)(1)	$ 2,240
Allowance for inventory	1,149	425	(459)(2)	1,115
Total	$ 2,681	$ 1,473	$ (799)	$ 3,355

(1)

Uncollected receivables written-off, net of recoveries.

(2)

Reduction in allowance, offset to inventory.