Form 10-Q/A
period 2004-09-30
FLANDERS CORP
filed 2005-02-28
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

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

YES

NO

X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 2004.

26,291,062 shares of common stock, par value $.001 per share

(Title of Class)

Explanatory Note:

This amendment on Form 10-Q/A amends Item 1, Note A. Stock Options and Warrants as they relate to the pro forma amounts earnings after stock based employee compensation expense and exercisable stock options of the Quarterly Report for Flanders Corporation on Form 10-Q previously filed for the quarter ended September 30, 2004.  It was discovered that stock based employee compensation expense was computed incorrectly.  Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements. All other information contained in this Quarterly Report on Form 10-Q/A is as of the date of the original filing.

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

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the nine months ended September 30, 2004 and the year ended December 31, 2003:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2003	-	4,599	-	$1.50 - 7.50	-	$ 4.76
Granted	-	225	-	1.65 - 5.00	-	3.51
Exercised	-	(106)	-	1.65 - 3.94	-	3.45
Canceled or expired	-	(183)	-	1.50 - 5.38	-	4.44
Outstanding at December 31, 2003	-	4,535	-	1.50 - 7.50	-	4.75
Granted	-	645	-	5.21 - 8.60	-	8.21
Exercised	-	(162)	-	1.65 - 6.49	-	2.22
Canceled or expired	-	(3)	-	4.75 - 4.75	-	4.75
Outstanding at September 30, 2004	-	5,015	-	$1.50 - 8.60	-	$ 5.27
Exercisable at September 30, 2004 (as restated)	-	4,835	-	$1.74 - 8.60	-	$ 5.35

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

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(as reported)		(as reported)
Net earnings, as reported	$ 2,784	$ 2,315	$ 6,335	$ 6,219

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(88)	(151)	(143)	(324)

Pro forma net earnings	$ 2,696	$ 2,164	$ 6,192	$ 5,895

Weighted-average common shares outstanding used for calculation of basic earnings per share	26,222	26,006	26,169	26,024

Total shares used for calculation of diluted net earnings per share	27,461	26,433	27,191	26,190

Basic earnings per share:
As reported	$ 0.11	$ 0.09	$ 0.24	$ 0.24
Pro forma	$ 0.10	$ 0.08	$ 0.24	$ 0.23

Diluted earnings per share:
As reported	$ 0.10	$ 0.09	$ 0.23	$ 0.24
Pro forma	$ 0.10	$ 0.08	$ 0.23	$ 0.23

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(as restated)		(as restated)
Net earnings, as reported	$ 2,784	$ 2,315	$ 6,335	$ 6,219

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(2,202)	(151)	(2,427)	(324)

Pro forma net earnings	$ 582	$ 2,164	$ 3,908	$ 5,895

Weighted-average common shares outstanding used for calculation of basic earnings per share	26,222	26,006	26,169	26,024

Total shares used for calculation of diluted net earnings per share	27,461	26,433	27,191	26,190

Basic earnings per share:
As reported	$ 0.11	$ 0.09	$ 0.24	$ 0.24
Pro forma	$ 0.02	$ 0.08	$ 0.15	$ 0.23

Diluted earnings per share:
As reported	$ 0.10	$ 0.09	$ 0.23	$ 0.24
Pro forma	$ 0.02	$ 0.08	$ 0.14	$ 0.23

Note B.

Inventories

Inventories consist of the following at September 30, 2004 and December 31, 2003:

	9/30/2004	12/31/2003

Finished goods	$ 16,676	$ 14,625
Work in progress	2,626	3,403
Raw materials	18,299	16,361
	37,601	34,389
Less allowances	1,184	1,323
	$ 36,417	$ 33,066

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