Form 10-Q
period 2005-03-31
FLANDERS CORP
filed 2005-04-25
CIK 799526

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

Commission File No.   0-27958

FLANDERS CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	13-3368271
(State or other jurisdiction of incorporation or organization.)	(IRS Employer ID Number)
2399 26th Avenue North, St. Petersburg, Florida	33713
(Address of principal executive offices)	(Zip Code)

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

Ö

NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES

NO

Ö

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 22, 2005.

26,306,774 shares of common stock, par value $.001 per share

(Title of Class)

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED March 31, 2005

PART I - FINANCIAL INFORMATION

Page

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for March 31, 2005 (unaudited) and

December 31, 2004

Consolidated Condensed Statements of Earnings (unaudited) for the three months ended March 31, 2005 and 2004

Consolidated Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2005 (unaudited) and the year ended December 31, 2004

Consolidated Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2004

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

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
ASSETS	2005	2004
	(unaudited)
Current assets
Cash and cash equivalents	$ 1,339	$ 1,886
Receivables:
Trade, less allowance:
3/31/2005 $4,502; 12/31/2004 $3,300	38,807	41,547
Other	227	240
Inventories	42,540	39,539
Deferred taxes	3,396	2,875
Other current assets	1,339	1,019
Total current assets	87,648	87,106
Related party receivables	379	374
Property and equipment, less accumulated depreciation: 3/31/2005
$57,146; 12/31/2004 $54,967	67,683	67,356
Intangible assets, less accumulated amortization: 3/31/2005
$873; 12/31/2004 $820	3,179	888
Other assets	2,739	3,946
	$ 161,628	$ 159,670
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 3,209	$ 2,553
Accounts payable	13,701	15,595
Accrued expenses	14,465	14,746
Total current liabilities	31,375	32,894
Long-term capital lease obligations, less current maturities	2,446	2,368
Long-term debt, less current maturities	19,787	18,138
Long-term liabilities, other	1,522	1,729
Deferred taxes	10,825	11,380
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,307 and 26,303 shares in March 2005 and
December 2004, respectively	26	26
Additional paid-in capital	90,758	90,758
Notes receivable - secured by common shares	(6,722)	(6,650)
Accumulated other comprehensive loss	(913)	(1,037)
Retained earnings	12,524	10,064
	95,673	93,161
	$ 161,628	$ 159,670

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net sales	$ 49,795	$ 45,354
Cost of goods sold	38,782	35,391
Gross profit	11,013	9,963
Operating expenses	7,393	7,942
Operating income	3,620	2,021
Nonoperating income (expense):
Other income, net	289	376
Interest expense	(396)	(415)
	(107)	(39)

Earnings before income taxes	3,513	1,982
Provision for income taxes	1,053	528

Net earnings	$ 2,460	$ 1,454
Net earnings per share
Basic	$ 0.09	$ 0.06
Diluted	$ 0.09	$ 0.05
Weighted average common shares outstanding
Basic	26,304	26,118
Diluted	27,752	26,995

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total
Balance, January 1, 2004	$ 26	$ 90,527	$ (9,028)	$ (1,110)	$ 294	$ 80,709
Accrued interest on notes receivable secured by common shares	–	–	(309)	–	–	(309)
Proceeds from notes receivable secured by common shares (unaudited)	–	–	2,687	–	–	2,687
Purchase & Retirement of Common Shares	–	(88)	–	–	–	(88)
Common Shares issued from exercise of stock options	–	319	–	–	–	319
Net earnings	–	–	–	–	9,770	9,770
Gain on cash flow hedges	–	–	–	73	–	73
Total comprehensive earnings	–	–	–	–	–	9,843
Balance, December 31, 2004	26	90,758	(6,650)	(1,037)	10,064	93,161
Accrued interest on notes receivable secured by common shares (unaudited)	–	–	(72)	–	–	(72)
Comprehensive income (loss)
Net earnings (unaudited)	–	–	–	–	2,460	2,460
Income on cash flow hedges (unaudited)	–	–	–	124	–	124
Total comprehensive earnings (unaudited)						2,584
Balance, March 31, 2005 (unaudited)	$ 26	$ 90,758	$ (6,722)	$ (913)	$ 12,524	$ 95,673

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$ 157	$ (898)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	59	-
Purchase of property and equipment	(2,056)	(2,057)
Proceeds from sale of property and equipment	86	23
Proceeds (Payments) from notes receivables	(4)	(3)
(Increase) Decrease in other assets	161	95
Purchase of technology	(451)	-
Net cash used in investing activities	(2,205)	(1,942)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(595)	(596)
Net proceeds from revolving credit agreement	2,096	4,130
Payment of debt issuance costs	-	(1)
Proceeds from exercise of stock options	-	122
Net cash provided by financing activities	1,501	3,655
Net increase (decrease) in cash and cash equivalents	(547)	815
CASH AND CASH EQUIVALENTS
Beginning of period	1,886	1,098
End of period	$ 1,339	$ 1,913
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ 2,840	$ 2,506
Interest	$ 293	$ 334

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
ACQUISITION OF COMPANY
Working Capital deficit acquired, net of cash and cash
equivalents received	$ (1,631)	$ -
Fair value of other assets acquired, principally property
and equipment	346	-
Goodwill (90%)	1,891	-
Minority interest	216	-
Long-term debt assumed	(881)	-
	$ (59)	$ -

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.  In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows.  The results of operations and cash flows for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of March 31, 2005, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2004	$ (1,037)
Net change during the period related to cash flow hedges	124
Balance at March 31, 2005	$ (913)

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

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133."  The tax affected fair market value of the interest rate swaps of $913 at March 31, 2005 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses.  Advertising costs for the quarters ended March 31, 2005 and 2004 were, $623 and $807, respectively.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the three months ended March 31, 2005 and the year ended December 31, 2004:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2004	-	4,535	-	$1.50 - 7.50	-	$ 4.75
Granted	-	660	-	5.21 - 8.60	-	8.14
Exercised	-	(177)	-	1.65 - 6.49	-	2.18
Canceled or expired	-	(3)	-	4.75 - 4.75	-	4.75
Outstanding at December 31, 2004	-	5,015	-	1.50 - 8.60	-	5.28
Granted	-	160	-	9.03 - 11.01	-	10.35
Exercised	-	(5)	-	3.85 - 3.85	-	3.85
Canceled or expired	-	-	-	-	-	-
Outstanding at March 31, 2005	-	5,170	-	$1.50 - 11.01	-	$ 5.43
Exercisable at March 31, 2005	-	4,990	-	$1.74 - 11.01	-	$ 5.52

The options expire at various dates ranging from November 2006 through March 2010.

At March 31, 2005, the Company has three stock-based employee compensation plans, all of which have been approved by our shareholders.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Note A.

Nature of Business and Interim Financial Statements - continued

In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2004 and 2004:  Dividend rate of 0%; risk-free interest rate of 4.00% and 3.25%, respectively; expected lives of 5 years; and expected price volatility of 103% and 96%, respectively.

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net earnings, as reported	$ 2,460	$ 1,454

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(771)	(27)

Pro forma net earnings	$ 1,689	$ 1,427

Weighted-average common shares outstanding used for calculation of basic earnings per share	26,304	26,118

Total shares used for calculation of diluted net earnings per share	27,752	26,995

Basic earnings per share:
As reported	$ 0.09	$ 0.06
Pro forma	$ 0.06	$ 0.05

Diluted earnings per share:
As reported	$ 0.09	$ 0.05
Pro forma	$ 0.06	$ 0.05

Note B.

Inventories

Inventories consist of the following at March 31, 2005 and December 31, 2004:

	3/31/2005	12/31/2004

Finished goods	$ 22,479	$ 19,233
Work in progress	2,804	2,630
Raw materials	18,892	19,068
	44,175	40,931
Less allowances	1,635	1,392
	$ 42,540	$ 39,539

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented in "Item 1 – Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 31, 2004. The information set forth in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties.  Many factors, including those discussed below under "Factors That May Affect Future Results" and “Outlook” could cause actual results to differ materially from those contained in the forward-looking statements below.

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

Results of Operations for Three Months Ended March 31, 2005 Compared to March 31, 2004

The following table summarizes our results of operations as a percentage of net sales for the three months ended March 31, 2005 and 2004.

	Three Months Ended
	March 31,
	2005		2004

Net sales	$ 49,795	100.0%	$ 45,354	100.0%
Gross profit	11,013	22.1	9,963	22.0
Operating expenses	7,393	14.8	7,942	17.5
Operating income	3,620	7.3	2,021	4.5
Nonoperating income expense	(107)	(0.2)	(39)	(0.1)
Provision for income taxes	1,053	2.1	528	1.2
Net earnings	2,460	4.9	1,454	3.2

Net sales: Net sales for the first quarter of 2005 increased by $4,441, or 9.8%, to $49,795 from $45,354 for the first quarter of 2004.  The air filtration market was flat during the quarter, but we have been successful in expanding our customer base across the board and we have continued to capture additional market share.

Gross Profit: Gross profit for the first quarter of 2005 increased by $1,050, or 10.5%, to $11,013, which represented 22.1% of net sales, from $9,963, which represented 22.0% of net sales, for the first quarter of 2004.     The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs,  raw material costs, especially in the cost of metal. These costs were offset by vertical integration of certain manufacturing processes.

Operating expenses: Operating expenses for the first quarter of 2005 decreased by $549, or 6.9%, to $7,393, representing 14.8% of net sales, from $7,942, representing 17.5% of net sales, for the first quarter of 2004.  The decrease in operating expenses was primarily due to lower operating costs;  commissions, advertising and professional fees.

Nonoperating expense:  Net nonoperating expenses for the first quarter of 2005 increased by $68, or 174.3%, to $107, representing (.2)% of net sales, from $39, representing (.1)% of net sales, for the first quarter of 2004.

Provision for income taxes:  Our income tax provision for the quarter ended March 31, 2005 included the realization of tax credits and adjustments.  Excluding the realization of tax credits and adjustments, our provision for the three months of 2004 and 2003 were a blended state and federal rate of approximately 39% of pretax earnings.

Liquidity and Capital Resources

Our working capital was approximately $56,273 at March 31, 2005, compared to approximately $54,212 at December 31, 2004. This includes cash and cash equivalents of $1,339, at March 31, 2005 and $1,886 at December 31, 2004.

Our trade receivables decreased $2,740, or 6.6%, to $38,807 at March 31, 2005, from $41,547 at December 31, 2004. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 72 days at March 31, 2005 and 71 days at December 31, 2004. These ratios for day’s sales outstanding typically vary between 65 and 75 days, depending on timing differences in shipments and payments received.

Inventories increased $3,001, or 7.6%, to $42,540,at March 31, 2005 from $39,539 at December 31, 2004. During the first quarter we maintained a higher level of inventories to avoid product shortages.  The Company was able to maintain its on-time delivery and in stock percentages during the busiest time of the year.  Larger inventories also help smooth out labor requirements.

Our continuing operations generated $157 of cash during the first quarter of 2005 and used $898 of cash during the first quarter of 2004.  Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first and second quarters.  Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash during our first and second quarters because of increases in inventory.  Our financing activities provided  $1,501 of cash during the first quarter of 2005, primarily consisting of proceeds from the line of credit.  Our investing activities consumed $2,205 of cash during the first quarter of 2005, primarily used to purchase property and equipment.

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

On September 22, 2000, the Board of Directors authorized the repurchase of up to two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of April 22, 2005, approximately 575,000 shares had been repurchased in the open market under this authorization.

Outlook

Unit shipments for the first quarter of 2005 were up compared to the first quarter of 2004. This, along with other indications that we have successfully increased our market share during the past year, indicates there is a trend toward replacing higher-performance pleated filters with less expensive filters.

The U.S. manufacturing sector, which are the major users for most of our wholesale and industrial air filtration products, was flat  through the first quarter of 2005.  This has resulted in intensifying competition among companies supplying products to manufacturers.  We believe wholesale and industrial filter companies are experiencing a wave of consolidation, as weaker companies try to compete in a shrinking market created by the current manufacturing climate.  We anticipate that our financial stability, manufacturing capacity and delivery performance will enable us to acquire a leading market position in industrial and wholesale filter products as this process continues.

We are continuing to experience heightened interest in our nuclear and biological filtration systems for application in government and commercial settings. This is an underdeveloped market, and we currently have no reliable data as to the size of this niche.   We have received various contracts and are pursuing additional contracts.

During the past three years, we have captured additional market share among “big box” retailers like The Home Depot,  Wal Mart and Tru Value, capitalizing on our ability to service national accounts from regional distribution centers and our improved on-time delivery performance. We anticipate additional market gains among these types of retailers during the next two years, and are introducing new products focused on their marketing and end-user requirements and will begin a national advertising program stressing the need to change your air filter to enhance a healthier living environment. Sales to these retail outlets, while seasonal, also tend to follow progress in the overall economy. Additional gains in market share may not have a significant impact on revenues without some recovery in the overall U.S. economy. Additionally, significant revenue enhancement to these customers is largely dependent upon the success of the new products we are introducing to this marketplace.

During the past three years, we introduced air filtration products which use the Arm &Hammer® brand name. We have recently completed the introduction of antimicrobial air filtration products using the Lysol™ brand name and are considering adding one additional brand name. These products are expected to contribute to our expansion in the retail marketplace, but the extent to which they will do so, and their impact on the bottom line, is currently indeterminable.

Sales of air filtration products for semiconductor facilities, historically a major market, are beginning to show some signs of improvement.  The economy is expected to start  having a positive effect on sales of air filtration products across all product lines and end-user categories.

We have collected data that indicates that residential filter users replace their filters, on average, approximately one and one half times per year.  Manufacturers of residential furnace and air conditioning systems recommend that these filters be changed every month.  A minor trend toward increased maintenance of these residential heating and cooling systems could have a positive impact on our business.

Our most common products, in terms of both unit and dollar volume, are residential throw-away spun-glass filters, which usually sell for prices under $1.00.  Any increase in consumer concern regarding air pollution, airborne pollens, allergens, and other residential airborne contaminants could result in replacement of some of these products with higher value products.  We have adopted a good, better, best marketing strategy that makes it easy for the consumer to upgrade their filter.  Our best value products include our NaturalAire higher-efficiency filters for residential use, and our Lysol™ and Arm &Hammer® co-branded products, with associated sales prices typically over $5.00 each.  Any such trend would have a beneficial effect on our business.  If our residential air cleaners are successful, we believe replacement filter sales, and the increased awareness of indoor air quality engendered by the simple presence of the air cleaners, will help to create and/or accelerate this trend.

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

Management Controls a Significant Percentage of Our Stock

As of April 22, 2005, our directors and executive officers beneficially held approximately 43.6% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 5,145,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $11.01 per share. The majority of these options are currently exercisable.  The exercise of these options may result in the issuance of stock at prices lower than we might otherwise be able to obtain.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

The fair value of the Company's total long-term debt, including capital leases and current maturities of long-term debt, at March 31, 2005 was approximately $25,442. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at March 31, 2005. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  The tax effected fair market value of the interest rate swap of $913 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

(b)

Reports on Form 8-K

January 4, 2005 - Report on 8-K – Item 5.02.  Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers.

January 4, 2005 - Report on 8-K – Item 8.01.  Ground breaking of Global Containment Systems, Inc.

January 20, 2005 - Report on 8-K – Item 8.01.  Flanders Launches Flanders CSD to Address a $500 Million Services Market.

January 27, 2005 - Report on 8-K – Item 2.02.  Flanders Corporation Announces Record Revenues for 2004 And Record Revenues for 4th Quarter.  Year-End Earnings Release Date And Conference Call set for February 22, 2005.

February 16, 2005 - Report on 8-K – Item 2.02.  Results of Operations and financial conditions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 22nd day of April, 2005.

FLANDERS CORPORATION

By:     /s/ Steven K. Clark

Steven K. Clark

President, Chief Executive Officer and Director

By:     /s/ John W. Hodson

John W. Hodson

Chief Financial Officer