Form 10-Q
period 2005-09-30
FLANDERS CORP
filed 2005-10-27
CIK 799526

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

YES

Ö

NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 21, 2005.

26,310,551 shares of common stock, par value $.001 per share

(Title of Class)

Page #

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED September 30, 2005

PART I - FINANCIAL INFORMATION

Page

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for September 30, 2005 (unaudited) and

December 31, 2004

Consolidated Condensed Statements of Earnings (unaudited) for the three and nine months ended September 30, 2005 and 2004

Consolidated Condensed Statements of Stockholders’ Equity for the nine months ended September 30, 2005 (unaudited) and the year ended December 31, 2004

Consolidated Condensed Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2005 and 2004

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

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
ASSETS	2005	2004
	(unaudited)
Current assets
Cash and cash equivalents	$1,610	$1,886
Receivables:
Trade, less allowance:
9/30/2005 $4,182; 12/31/2004 $3,300	53,963	41,547
Other	275	240
Inventories	39,460	39,539
Deferred taxes	3,617	2,875
Other current assets	1,744	1,019
Total current assets	100,669	87,106
Related party receivables	389	374
Property and equipment, less accumulated depreciation: 9/30/2005
$61,321; 12/31/2004 $54,967	67,036	67,356
Intangible assets, less accumulated amortization: 9/30/2005
$986; 12/31/2004 $820	3,992	888
Other assets	2,515	3,946
	$174,601	$159,670
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$3,298	$2,553
Accounts payable	13,434	15,595
Accrued expenses	18,704	14,746
Total current liabilities	35,436	32,894
Long-term capital lease obligations, less current maturities	2,153	2,368
Long-term debt, less current maturities	23,772	18,138
Long-term liabilities, other	1,503	1,729
Deferred taxes	9,049	11,380
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,311 and 26,303 shares in September 2005 and
December 2004, respectively	26	26
Additional paid-in capital	90,758	90,758
Notes receivable - secured by common shares	(6,890)	(6,650)
Accumulated other comprehensive loss	(902)	(1,037)
Retained earnings	19,696	10,064
	102,688	93,161
	$174,601	$ 159,670

Page #

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2005		2004	2005		2004
Net sales	$63,364		$54,785	$168,707	$	$ 147,277
Cost of goods sold	48,795		42,139	129,494		112,757
Gross profit	14,569		12,646	39,213		34,520
Operating expenses	9,794		8,666	25,592		25,033
Operating income	4,775		3,980	13,621		9,487
Nonoperating income (expense):
Other income, net	366		494	984		1,187
Interest expense	(494)		(458)	(1,301)		(1,250)
	(128)		36	(317)		(63)

Earnings before income taxes	4,647		4,016	13,304		9,424
Provision for income taxes	939		1,232	3,672		3,089

Net earnings	$3,708		$2,784	$9,632		$6,335
Net earnings per share
Basic	$0.14		$0.11	$0.37		$0.24
Diluted	$0.13	$	$ 0.10	$0.34		$0.23
Weighted average common shares outstanding
Basic	26,311		26,222	26,308		26,169
Diluted	27,863		27,461	27,779		27,191

Page #

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

		Additional		Other
	Common	Paid-In	Notes	Comprehensive	Retained
	Stock	Capital	Receivable	(Loss)	Earnings	Total
Balance, January 1, 2004	$26	$90,527	$(9,028)	$(1,110)	$294	$80,709
Accrued interest on notes receivable secured by common shares	-	-	(309)	-	-	(309)
Proceeds from notes receivable secured by common shares (unaudited)	-	-	2,687	-	-	2,687
Purchase & Retirement of Common Shares	-	(88)	-	-	-	(88)
Common Shares issued from exercise of stock options	-	319	-	-	-	319
Net Earnings	-	-	-	-	9,770	9,770
Gain on cash flow hedges	-	-	-	73	-	73
Total comprehensive earnings	-	-	-	-	-	9,843
Balance, December 31, 2004	26	90,758	(6,650)	(1,037)	10,064	93,161
Accrued interest on notes receivable secured by common shares (unaudited)	-	-	(240)	-	-	(240)
Comprehensive income (loss)	-	-	-	-	-	-
Net earnings (unaudited)	-	-	-	-	9,632	9,632
Income on cash flow hedges (unaudited)	-	-	-	135	-	135
Total comprehensive earnings (unaudited)	-	-	-	-	-	9,767
Balance, September 30, 2005 (unaudited)	$26	$90,758	$(6,890)	$(902)	$19,696	$102,688

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
		2005	2004	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities		$4,648	$4,486	$1,751	$4,910
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired		(1,163)	-	(1,452)	-
Purchase of property and equipment		(2,065)	(1,432)	(5,617)	(5,366)
Proceeds from sale of property and equipment		-	17	158	134
Payments from notes receivables		(6)	(4)	(15)	(9)
(Increase) Decrease in other assets		102	(106)	384	48
Purchase of technology		-	-	(451)	-
Net cash used in investing activities		(3,132)	(1,525)	(6,993)	(5,193)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings		(681)	(621)	(1,916)	(1,789)
Net proceeds (payments) from revolving credit agreement		(629)	(1,329)	6,882	818
Payment of debt issuance costs		-	-	-	(1)
Proceeds from notes receivable secured by common shares		-	-	-	1,666
Proceeds from exercise of stock options		-	36	-	293
Net cash provided by (used in) financing activities		(1,310)	(1,914)	4,966	987
Net increase (decrease) in cash and cash equivalents		206	1,047	(276)	704
CASH AND CASH EQUIVALENTS
Beginning of period		1,404	755	1,886	1,098
End of period		$1,610	$1,802	$1,610	$1,802
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes		$1,056	$156	$5,150	$3,947
Interest		$949	$352	$1,185	$1,189

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Note receivable in lieu of account receivable trade		$-	$(44)	$-	$2,080
ACQUISITION OF COMPANIES
Working Capital surplus (deficit) acquired, net of cash
and cash equivalents received		300	-	(1,128)	-
Fair value of other assets acquired, principally property
and equipment		15	-	427	-
Goodwill		848	-	2,818	-
Minority interest		-	-	216	-
Long-term debt assumed		-	-	(881)	-
	$	$ 1,163	$(44)	$1,452	$2,080

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2004.  In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows.  The results of operations and cash flows for the three and nine months ended September 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005.

Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of September 30, 2005, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2004	$	$(1,037)
Net change during the period related to cash flow hedges		135
Balance at September 30, 2005		$(902)

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

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133."  The tax affected fair market value of the interest rate swaps of $902 at September 30, 2005 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses.  Advertising costs for the quarters ended September 30, 2005 and 2004 were, $724 and $508, respectively.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the nine months ended September 30, 2005 and the year ended December 31, 2004:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2004	-	4,535	-	$1.50 - 7.50	-	$4.75
Granted	-	660	-	5.21 - 8.60	-	8.14
Exercised	-	(177)	-	1.65 - 6.49	-	2.18
Canceled or expired	-	(3)	-	4.75 - 4.75	-	4.75
Outstanding at December 31, 2004	-	5,015	-	1.50 - 8.60	-	5.28
Granted	-	215	-	8.85 - 11.01	-	9.82
Exercised	-	(10)	-	2.50 - 3.85	-	3.18
Canceled or expired	-	-	-	-	-	-
Outstanding at September 30, 2005	-	5,220	-	$1.50 - 11.01	-	$5.47
Exercisable at September 30, 2005	-	5,040	-	$1.74 - 11.01	-	$5.55

The options expire at various dates ranging from November 2006 through July 2010.

At September 30, 2005, the Company has three stock-based employee compensation plans, all of which have been approved by our shareholders.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

Note A.

Nature of Business and Interim Financial Statements - continued

In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2005 and 2004:  Dividend rate of 0%; risk-free interest rate of 4.00% and 3.25%, respectively; expected lives of 5 years; and expected price volatility of 103% and 96%, respectively.

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net earnings, as reported	$3,708	$2,784	$9,632	$6,335

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(212)	(88)	(881)	(143)

Pro forma net earnings	$3,496	$2,696	$8,751	$6,192

Weighted-average common shares outstanding used for calculation of basic earnings per share	26,311	26,222	26,308	26,169

Total shares used for calculation of diluted net earnings per share	27,863	27,461	27,779	27,191

Basic earnings per share:
As reported	$0.14	$0.11	$0.37	$0.24
Pro forma	$0.13	$0.10	$0.33	$0.24

Diluted earnings per share:
As reported	$0.13	$0.10	$0.34	$0.23
Pro forma	$0.13	$0.10	$0.32	$0.23

Note B.

Inventories

Inventories consist of the following at September 30, 2005 and December 31, 2004:

	09/30/2005	12/31/2004

Finished goods	$19,100	$19,233
Work in progress	3,263	2,630
Raw materials	18,699	19,068
	41,062	40,931
Less allowances	1,602	1,392
	$39,460	$39,539

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

Results of Operations for Three Months Ended September 30, 2005 Compared to September 30, 2004

The following table summarizes our results of operations as a percentage of net sales for the three months ended September 30, 2005 and 2004.

	Three Months Ended
	September 30,
	2005		2004

Net sales	$63,364	100.0%	$54,785	100.0%
Gross profit	14,569	23.0	12,646	23.1
Operating expenses	9,794	15.5	8,666	15.8
Operating income	4,775	7.5	3,980	7.3
Nonoperating income (expense)	(128)	(0.2)	36	0.1
Provision for income taxes	939	1.5	1,232	2.2
Net earnings	3,708	5.9	2,784	5.1

Net sales: Net sales for the third quarter of 2005 increased by $8,579, or 15.7%, to $63,364 from $54,785 for the third quarter of 2004.  The air filtration market grew approximately 5% during the quarter.  However, we were able to exceed the industry growth rate by expanding our customer base across the board and we have continued to capture additional market share.

Gross Profit: Gross profit for the third quarter of 2005 increased by $1,923, or 15.2%, to $14,569, which represented 23.0% of net sales, from $12,646, which represented 23.1% of net sales, for the third quarter of 2004.     The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs,  raw material costs, especially in the cost of metal. These costs were partially offset by vertical integration of certain manufacturing processes.

Operating expenses: Operating expenses for the third quarter of 2005 increased by $1,128, or 13.0%, to $9,794, representing 15.5% of net sales, from $8,666, representing 15.8% of net sales, for the third quarter of 2004.  The increase  in operating expenses was primarily due to a higher volume of sales.  The decrease as a percentage of sales was primarily due to the coverage of certain fixed operating costs over a higher sales volume.

Nonoperating income (expense):  Net nonoperating expenses for the third quarter of 2005 increased by $164, or 455.6%, to $(128), representing (.2)% of net sales, from $36, representing .1% of net sales, for the third quarter of 2004.

Provision for income taxes:  Our income tax provision for the quarter ended September 30, 2005 included the realization of tax credits and adjustments.  Excluding the realization of tax credits and adjustments, our provision for the three months of 2004 and 2003 were a blended state and federal rate of approximately 39% of pretax earnings.

Results of Operations for Nine Months Ended September 30, 2005 Compared to September 30, 2004

The following table summarizes our results of operations as a percentage of net sales for the nine months ended September 30, 2005 and 2004.

	Nine Months Ended
	September 30,
	2005		2004

Net sales	$168,707	100.0%	$147,277	100.0%
Gross profit	39,213	23.2	34,520	23.4
Operating expenses	25,592	15.2	25,033	17.0
Operating income	13,621	8.1	9,487	6.4
Nonoperating expense	(317)	(0.2)	(63)	(0.0)
Provision for income taxes	3,672	2.2	3,089	2.1
Net earnings	9,632	5.7	6,335	4.3

Net sales: Net sales for the first three quarters of 2005 increased by $21,430, or 14.6%, to $168,707 from $147,277 for the first three quarters of 2004.  The air filtration market grew approximately 5% during the first three quarters.  However, we were industry growth rate by expanding our customer base across the board and we have continued to capture additional market share.

Gross Profit: Gross profit for the first three quarters of 2005 increased by $4,693, or 13.6%, to $39,213, which represented 23.2% of net sales, from $34,520, which represented 23.4% of net sales, for the first three quarters of 2004.     The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs,  raw material costs, especially in the cost of metal. These costs were partially offset by vertical integration of certain manufacturing processes.

Operating expenses: Operating expenses for the first three quarters of 2005 increased by $559, or 2.2%, to $25,592, representing 15.2% of net sales, from $25,033, representing 17.0% of net sales, for the first three quarters of 2004.  The increase in operating expenses was primarily due to a higher volume of sales.  The decrease as a percentage of sales was primarily due to the coverage of certain fixed operating costs over a higher sales volume.

Nonoperating expense:  Net nonoperating expenses for the first three quarters of 2005 increased by $254, or 403.2%, to $(317), representing (.2)% of net sales, from $(63), representing (.0)% of net sales, for the first three quarters of 2004.

Provision for income taxes:  Our income tax provision for the quarter ended September 30, 2005 included the realization of tax credits and adjustments.  Excluding the realization of tax credits and adjustments, our provision for the three months of 2004 and 2003 were a blended state and federal rate of approximately 39% of pretax earnings.

Liquidity and Capital Resources

Our working capital was approximately $65,233 at September 30, 2005, compared to approximately $54,212 at December 31, 2004. This includes cash and cash equivalents of $1,610, at September 30, 2005 and $1,886 at December 31, 2004.

Our trade receivables increased $12,416, or 29.9%, to $53,963 at September 30, 2005, from $41,547 at December 31, 2004. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 79 days at September 30, 2005 and 71 days at December 31, 2004. These ratios for day’s sales outstanding typically vary between 70 and 80 days, depending on timing differences in shipments and payments received.

Inventories at September 30, 2005 of $39,460 were consisent those at December 31, 2004 of $39,539.  The Company was able to maintain its on-time delivery and in stock percentages during the busiest time of the year.  Larger inventories also help smooth out labor requirements.

Our continuing operations generated $4,648 and $4,486 of cash during the third quarter of 2005 and 2004, respectively.  Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first and second quarters.  Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash during our first and second quarters because of increases in inventory.  Our financing activities consumed  $1,310 of cash during the third quarter of 2005, primarily consisting of payments on the line of credit and long term borrowings.  Our investing activities consumed $3,132 of cash during the third quarter of 2005, primarily used to purchase property and equipment.

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

In connection with the working capital credit facility and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, restricting capital expenditures to less than $6,250 per year, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio.

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

On September 22, 2000, the Board of Directors authorized the repurchase of up to two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of October 21, 2005, approximately 566,000 shares had been repurchased in the open market under this authorization.

Outlook

Unit shipments for the third quarter of 2005 were up compared to the third quarter of 2004. This, along with other indications that we have successfully increased our market share during the past year, indicates there is a trend toward replacing higher-performance pleated filters with less expensive filters.

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

Management Controls a Significant Percentage of Our Stock

As of October 21, 2005, our directors and executive officers beneficially held approximately 43.5% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 5,220,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $11.01 per share. The majority of these options are currently exercisable.  The exercise of these options may result in the issuance of stock at prices lower than we might otherwise be able to obtain.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

The fair value of the Company's total long-term debt, including capital leases and current maturities of long-term debt, at September 30, 2005 was approximately $29,223. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at September 30, 2005. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  The tax effected fair market value of the interest rate swap of $902 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

Item 2.

Changes in Securities and the Use of Proceeds –

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2005	––	––	––	1,434,231
Aug 1 – Aug 31, 2005	––	––	––	1,434,231
Sept 1 – Sept 30, 2005	––	––	––	1,434,231
Total	––	––	––	1,434,231

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

(b)

Reports on Form 8-K

July 18, 2005 - Report on 8-K – Item 2.02.  Results of Operations and financial conditions.

August 15, 2005 – Report on 8-K – Item 8.01.  Other events and required disclosures.

September 13, 2005 – Report on 8-K – Item 8.01.  Other events and required disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 21st day of October, 2005.

FLANDERS CORPORATION

By:     /s/ Steven K. Clark

Steven K. Clark

President, Chief Executive Officer and Director

By:     /s/ John W. Hodson

John W. Hodson

Chief Financial Officer

Page #