Form 10-K
period 2005-12-31
FLANDERS CORP
filed 2006-02-22
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One) [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the year ended December 31, 2005

or

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

YES   Ö                   NO___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

YES___

NO   Ö

As of June 30 , 200 5, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $158.6 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   Ö

NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES___

NO   Ö

As of February 20, 2006, the number of shares outstanding of the registrant’s common stock was 26,340,408 shares.

Documents incorporated into this report on Form 10-K by reference: None.

FLANDERS CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2005

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

Principal Accountant Fees and Services

PART IV

Item 16.

Exhibits, Financial Statement Schedules and Reports on Form 8-K

SIGNATURES

FINANCIAL STATEMENTS

Report of Independent Registered Public Accountant Firm

F-2

Consolidated Balance Sheets

F-5

Consolidated Statements of Operations

F-6

Consolidated Statements of Stockholders’ Equity

F-7

Consolidated Statements of Cash Flows

F-8

Notes to Consolidated Financial Statements

F-10

Report of Independent Registered Public Accountant Firm on Schedule

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

We have developed 5 new patents associated with our  new “nested” filter concept during 2005. This concept will enable us to stack 4 filters into a space normally holding only 1 filter.  This will provide labor savings associated with handling of inventory, storage space savings as well as significant freight savings.  We expect to roll this product out into retail stores during the first quarter of 2006.

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

IMPROVE OPERATING EFFICIENCY

Centralize Overhead Functions. During 2005, we continued our ongoing programs to centralize functions and eliminate duplication of efforts between subsidiaries in the following areas: purchasing, production planning, shipping coordination, accounting and personnel management, risk management and benefit plan administration.

Complete Vertical and Systems Integration.  During the past five years, we have continued to complete the development and redesigning of numerous systems and products which were only partially completed when we acquired the companies which originally claimed to have fully developed them. These products include the automated machinery necessary for high-speed production of our pleated filters, acquired with Precisionaire, and the mass-production processes for bonded carbon high-mass zero-density products. Additionally, the glass technology previously purchased, was not as developed as the seller had represented, resulting in significant additional cost to develop this technology and the machines are still not producing at promised run rates We are currently trying to address this issue which may require an additional acquisition or the expenditures of additional resources to meet or reach expected results.  We have also completed systems integration efforts which were only partially in place when the companies were acquired, particularly including inventory shop-floor control, procurement oversight, and financial reporting systems at Precisionaire. We believe that complete dissemination and duplication of these products and systems throughout Flanders will result in further gains in operating efficiency and augment our bottom line. During 200 6 , we are planning to move from semi automated lines to fully automated production lines which is expected to significantly reduce our labor related costs and complete our vertical integration by acquisition of additional filter media manufacturing companies.

Strategic Expansion   During 2004 Global Containment Systems, Inc. (GCS) , a wholly owned subsidiary of Flanders Corporation, was formed. We plan to  expand our operations into a 400,000 square foot facility in Aiken, SC.  This facility will accommodate the requirements for various nuclear containment projects scheduled at the Westinghouse Savannah River Site in Aiken, SC as well as other projects scheduled worldwide over the next ten years.  Expansion into South Carolina will provide a state of the art facility with room necessary to provide in place testing, integration, process control verification and final testing and final installation which is expected to provide GCS a unique position in this developing market.  This expansion is currently on hold until the Mixed Oxide Fuel Project (MOX) contract is signed.

Additionally,  during 2004, Flanders Complete Service Division (Flanders CSD), an air filtration service provider was formed.  Flanders CSD will offer weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys; and complete filtration management including mold remediation and analysis.  The company is currently negotiating several large contracts and if they are executed, the company expects to have national coverage by the end of 2006.

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

•

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

Semiconductor Downturn and Economic Recovery.  Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during 2006, with most analysts pushing recovery for this sector out until 2007.  The strengthening economy is also having a positive effect on sales of all of our products.

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

During 2004 Global Containment Systems, Inc. (GCS) , a wholly owned subsidiary of Flanders Corporation, was formed.  We plan to expand our operations into a 400,000 square foot facility in Aiken, SC.  This facility will accommodate the requirements for various nuclear containment projects scheduled at the Westinghouse Savannah River Site in Aiken, SC as well as other projects scheduled worldwide over the next ten years.  Expansion into South Carolina will provide a state of the art facility with room necessary to provide in place testing, integration, process control verification and final testing and final installation which is expected to provide GCS a unique position in this developing market.  This expansion is currently on hold until the Mixed Oxide Fuel project (MOX) contract is signed.

Additionally,  during 2004, Flanders Complete Service Division (Flanders CSD), an air filtration service provider was formed.  Flanders CSD will offer weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys; and complete filtration management including mold remediation and analysis. The company is currently negotiating several large contracts and if they are executed, the company expects to have national coverage by the end of 2006..

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

MANUFACTURING

We manufacture air filters, housings, Absolute Isolation Barriers and related equipment at several facilities in the United States and Mexico, which range in size from 18,000 square feet to approximately 600,000 square feet.  The major plants are:

•

Ten separate manufacturing and warehousing facilities located in Washington, North Carolina (2 plants) ; Bartow, Florida; Terrell, Texas; Salt Lake City, Utah; Momence, Illinois; Smithfield, North Carolina; Tijuana, Mexico; Stafford, Texas; and Auburn, Pennsylvania, produce a broad range of HEPA, commercial, residential and industrial filters.

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

•

Fifteen direct offices spread across the US that provide a distribution point as well as light manufacturing.

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

PATENTS, TRADEMARKS AND LICENSES

The Company and its subsidiaries currently holds approximately (30) Thirty patents relating to filtration technology including patents relating to HEPA filters and fabrication methods, filter leak testing methods, filter assembly, laminar flow cleanrooms, components of isolation barriers, and the baking soda impregnation method used in the manufacture of the Arm & Hammer® infused Filters.

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

The Company developed 5 new patents associated with its new “nested” filter concept during 2005. This concept will enable us to stack 4 filters into a space normally holding only 1 filter.  This will provide labor savings associated with handling of inventory, storage space savings as well as significant freight savings.  We expect to roll this product out into retail stores during the first quarter of 2006.

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

CUSTOMERS

We are not dependent upon any single customer. One customer, Wal-Mart Stores, Inc., accounted for 15%, 15% and 17% of net sales during 2005, 2004 and 2003, respectively.  The Home Depot, Inc., accounted for 15%, 16% and 17% of net sales during 2005, 2004 and 2003, respectively.  No other single customer accounted for 10% or more of net sales during the past three years. Other significant customers include Abbott Laboratories, Motorola, Inc., Intel Corporation, Merck & Co., Inc., Upjohn Co., Westinghouse Electric Corp., and several U.S. government agencies.

BACKLOG

We had approximately $26.0 million of firm backlog on December 31, 2005, compared to $25.9 million on December 31, 2004. Firm backlog includes orders received and not yet begun and the unfinished, unbilled portion of special orders. Orders are typically not cancelable without penalty, except for certain stable filter supply contracts to nuclear facilities operated by the United States government. Backlog varies from week to week, based on the timing and mix of orders received. The difference in backlog between December 31, 2005 and 2004 is not considered to be meaningful, and is within the normal range of week-to-week variation. All backlog at December 31, 2005, is expected to be shipped by the end of the second quarter of 2006.

EMPLOYEES

The Company employed 2,743 full-time employees on December 31, 2005; 2,463 in manufacturing, 19 in development and technical staff, 79 in sales and marketing, and the remaining 182 in support staff and administration.   None of these are represented by a union.  The Company believes that its relationship with its employees is satisfactory.

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

SEASONALITY

Historically, our business has been seasonal, with a substantial percentage of sales occurring during the second and third quarters of each year. However, during 2005 we have begun to see a potential change in this historical pattern.  We believe that increased energy costs have encouraged not only the home owner, but industrial and commercial operations to begin to realize the benefits of timely filter replacement. This resulted in higher than usual fourth quarter sales.  We believe that this will continue in future years.   In addition, demand for our general commercial and industrial products appears to be highly influenced by the weather, with higher sales generally associated with extremes of either hot or cold weather, and lower sales generally associated with temperate weather.  Because of these seasonal and weather-related demand fluctuations, quarter-to-quarter performance may not be a good predictor of future results.

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

Principal Facility	Location	Approximate Floor Space (sq. ft.)	Monthly Payment	Lease/Type
Manufacturing and office facility	Washington, North Carolina	285,000	N/A	Owned
Manufacturing, service and office facility	Bath, North Carolina	46,000	N/A	Owned
Manufacturing plant	Bartow, Florida	175,000	N/A	Owned
Warehouse	Bartow, Florida	60,000	$15,671	Leased
Manufacturing plant	Terrell, Texas	168,000	$23,980[1]	Owned
Manufacturing plant	Auburn, Pennsylvania	92,000	$5,857[2]	Owned
Office space and headquarters	St. Petersburg, Florida	18,000	N/A	Owned
Manufacturing plant	Momence, Illinois	211,000	$135,584 [3]	Owned
Sales office and warehouse	Singapore	3,800	$2,100	Leased
Manufacturing and warehouse	Smithfield, North Carolina	415,000	$79,816	Leased[4]
Manufacturing plant	Smithfield, North Carolina	474,000	$11,981[5]	Owned
Manufacturing and office facility	Stafford, Texas	18,000	N/A	Owned
Manufacturing plant	Salt Lake City, Utah	192,000	N/A	Owned
Manufacturing plant and office facility	San Diego, California	96,000	$49,914	Leased
Manufacturing plant	Tijuana, Mexico	127,000[6]	$46,651	Leased
Direct Sales Office	Phoenix, Arizona	22,000	$6,697	Leased
Direct Sales Office	Santa Fe Springs, California	20,000	$8,650	Leased
Direct Sales Office	Hayward, California	10,000	$5,900	Leased
Direct Sales Office	Salt Lake City, Utah	15,000	$3,139	Leased
Direct Sales Office	Sanford, North Carolina	1,000	$950	Leased
Direct Sales Office& Warehouse	Kent, Washington	12,500	$5,640	Leased

Manufacturing plant	Washington,North Carolina	110,000	12,500	Leased

Direct Sales Office& Warehouse	Philadephia, Pennsylvania	26,000	16,000	Leased

Direct Sales Office& Warehouse	Cerritos, California	21,735	11,270	Leased

Direct Sales Office& Warehouse	Tucker, Georgia	34,600	16,000	Leased

Direct Sales Office& Warehouse	Raleigh, North Carolina	24,000	14,000	Leased

Direct Sales Office& Warehouse	Las Vegas, Nevada	10,106	8,006	Leased

[1]Property encumbered by a mortgage on which monthly payments are made.

[2]Property encumbered by a mortgage on which monthly payments are made.

[3]Property is pledged as security for an Economic Development Revenue Bond with a face value of $6,000,000. The obligation is paid quarterly rather than monthly by paying a portion of principal and interest on the entire amount. The payment shown above is for the entire fourth quarter of 2005.

[4]The property and building is owned by a partnership consisting of two of the Company's officers and directors.

[5]The property is used as security for a two Industrial Revenue Bonds with face value of $4,500,000 and $4,000,000. Monthly payments are for interest only on the bonds, and vary from month to month based on the interest rate during the period.

[6]The Tijuana plant has 2 temporary buildings measuring 45,000 sq. ft. and 40,000 sq. ft.

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

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 15, 2005. During the meeting, holders of 24,569,082 shares, representing ninety-three percent (93%) of the 26,310,551 shares outstanding on the record date, attended either in person or by proxy. Holders in excess of 90% of the totals vote cast voted for the election of members to the Board of Directors for Robert R. Amerson, Steven K. Clark, William Mitchum, Jr., Robert Kelly Barnhill, Sr., David M. Mock, and Peter Fredericks.  As a result of the meeting, Messrs. Amerson, Clark, Mitchum, Barnhill, Mock, and Fredericks were elected for an additional one-year term as directors.

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

	High	Low
2005
Fourth Quarter ended December 31, 2005	$ 12.46	$ 9.81
Third Quarter ended September 30, 2005	$ 14.09	$ 8.85
Second Quarter ended June 30, 2005	$ 11.67	$ 7.77
First Quarter ended March 31, 2005	$ 11.43	$ 8.55

2004
Fourth Quarter ended December 31, 2004	$ 10.17	$ 8.17
Third Quarter ended September 30, 2004	$ 10.47	$ 8.36
Second Quarter ended June 30, 2004	$ 9.99	$ 6.12
First Quarter ended March 31, 2004	$ 7.26	$ 5.21

2003
Fourth Quarter ended December 31, 2003	$ 7.01	$ 4.45
Third Quarter ended September 30, 2003	$ 6.05	$ 2.71
Second Quarter ended June 30, 2003	$ 2.95	$ 2.09
First Quarter ended March 31, 2003	$ 2.23	$ 1.43

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance
Long Term Incentive plan approved by security holders	1,535,000	$8.56	183,000
Long Term Incentive plan not approved by security holders			
Directors and Officers plan approved by security holders	257,000	$7.10	40,000
Directors and Officers plan not approved by security holders			
Other equity compensation plan approved by security holders	4,000,000	$5.00	
Other equity compensation plan not approved by security holders			

APPROXIMATE NUMBER OF EQUITY SECURITYHOLDERS

On February 13, 2006, Flanders’ common stock closed at $11.14. As of February 13, 2006, there were approximately 141 holders of record of the Company’s common stock.  The Company estimates there are approximately 3 beneficial owners (holders of more than 5% of the common stock) of the Company’s common stock.

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

SALES OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during 2005, 2004 or 2003.

Item 6.

Selected Financial Data

The following financial data is derived from, and should be read in conjunction with, the “Consolidated Financial Statements” and notes thereto.  Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED HISTORICAL OPERATIONS DATA  (In thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Net sales	$ 229,276	$ 199,933	$ 182,780	$ 184,211	$ 189,077
Gross profit	52,917	48,288	43,271	40,821	39,782
Operating expenses	35,297	33,569	32,112	29,591	36,311
Operating income from continuing operations	17,620	14,719	11,159	11,230	3,471
Earnings from continuing operations before income taxes	17,245	14,351	11,251	7,740	1,489
Provision for income taxes	4,739	4,581	3,505	3,001	930
Earnings from continuing operations	12,506	9,770	7,746	4,739	559
Loss from discontinued operations	—	—	—	—	(175)
Cumulative effect of accounting change	—	—	—	(27,681)	—
Net earnings (loss)	12,506	$ 9,770	$ 7,746	$ (22,942)	$ 384
Earnings per share from continuing operations
Basic	$ 0.48	$ 0.37	$ 0.30	$ 0.18	$ 0.02
Diluted	$ 0.45	$ 0.36	$ 0.29	$ 0.18	$ 0.02
Net earnings (loss) per share
Basic	$ 0.48	$ 0.37	$ 0.30	$ (0.88)	$ 0.01
Diluted	$ 0.45	$ 0.36	$ 0.29	$ (0.88)	$ 0.01
Weighted average common shares outstanding
Basic	26,309	26,201	26,033	26,033	26,036
Diluted	27,807	27,289	26,428	26,033	26,038

SELECTED HISTORICAL BALANCE SHEET DATA (In thousands)

	December 31,
	2005	2004	2003	2002	2001
Working capital	$ 60,595	$ 54,212	$ 45,547	$ 41,389	$ 14,603
Total assets	172,216	159,670	145,415	141,671	180,255
Long-term obligations[1]	27,293	23,059	26,290	35,475	52,045
Total shareholders’ equity	105,534	93,161	80,709	72,928	96,879

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

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the Company’s carrying amount is greater than the fair value.  In accordance with SFAS 142, the Company examined goodwill for impairment and determined that the Company’s carrying amount did not exceed the fair value, thus, there was no impairment.

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

RESULTS OF OPERATIONS (thousands omitted, except per share amounts)

2005 Compared to 2004

The following table summarizes the Company’s results of operations as a percentage of net sales for 2005 and 2004.

	2005		2004
Net sales	$ 229,276	100.0%	$ 199,933	100.0%
Gross profit	52,917	23.1	48,288	24.2
Operating expenses	35,297	15.4	33,569	16.8
Operating income	17,620	7.7	14,719	7.4
Nonoperating expense	(375)	(.2)	(368)	(.2)
Earnings before income taxes	17,245	7.5	14,351	7.2
Provision for income taxes	4,739	2.1	4,581	2.3
Net earnings	12,506	5.5	$ 9,770	4.9

Net Sales: Net sales for 2005 increased by $29,343 or 14.7%, to $229,276, from $199,933 for 2004.  The increase in net sales was due to our success in increasing our market share across generally all lines of our business.

Gross Profit:  Gross profit for 2005 increased $4,629 or 9.6%, to $52,917 which made up 23.1% of net sales, from $48,288 for 2004, which made up 24.2% of net sales.  The gross profit increase was principally due to a higher sales volume while the decrease in gross profit percentage was primarily attributeable to increases in direct labor,   transportation, raw material costs , and initial costs associated with new product offerings .

Operating Expenses:  Operating expenses for 2005 increased $1,728, or 5.1%, to $35,297, from $33,569 in 2004. The increase in operating expenses was primarily caused by a higher sales volume in 200 5 ..  Operating expenses as a percentage of sales decreased in 2005 to 15.4% from 16.8% due primarily to the higher sales volume covering certain fixed overhead costs..

Nonoperating expense:  Nonoperating expense increased approximately $7 to ($375) of expense for 2005, compared to ($368) in 2004.  The increase was due to a n increase in interest expense of $95 partially offset by an increase in other income of $88.

Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain  credits and adjustments, was approximately 38% and 39% for 2005 and 2004, respectively.

2004 Compared to 2003

The following table summarizes the Company’s results of operations as a percentage of net sales for 2003 and 2002 (dollar amounts in thousands).

	2004		2003
Net sales	$ 199,933	100.0%	$ 182,780	100.0%
Gross profit	48,288	24.2	43,271	23.7
Operating expenses	33,569	16.8	32,112	17.6
Operating income	14,719	7.4	11,159	6.1
Nonoperating expense	(368)	(.2)	92.1
Earnings before income taxes	14,351	7.2	11,251	6.2
Provision for income taxes	4,581	2.3	3,505	1.9
Net earnings	$ 9,770	4.9	$ 7,746	4.2

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

•

Reductions in raw material expenses due to in-house production of various raw materials.

•

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

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

Working capital was $60,595 at December 31, 2005, compared to $54,212 at December 31, 2004. This included cash and cash equivalents of $695 and $1,886 at December 31, 2005 and 2004, respectively. The primary reason for the increase in working capital was the net earnings of the company partially offset by a mounts used for acquisitions and to purchase equipment .

Trade receivables increased $8,599, or 20.7% at December 31, 2005 from $41,547 at December 31, 2004. The increase in accounts receivable is attributable to increased sales volume and the aging of various accounts along with  the timing differences in shipments and payments received.

Continuing operations generated $7,274 of cash in 2005, compared to $8,150 of cash in 2004. The d ecrease in cash flows was primarily related to increases in receivables partially offset by higher operating income. Investing activities for continuing operations consumed $11,080 of cash during 2005, compared to consuming $7,137 during 2004 . The increase in cash used in investing activities was primarily attribureable to the acquisitions of companies in 2005. Financing activities provided $2,615 of cash in 2005 consisting primarily of proceeds from long-term debt and consumed $225 of cash in 2004, consisting primarily of payments on long-term debt.

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

In connection with the amended working capital credit facility and notes payable to a regional development authority and bank, the Company has agreed to certain restrictive covenants which include, among other things, restricting capital expenditures to less than $9,0 0 0 for 2005 and $3,250 per year, thereafter, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio.

As of December 31, 200 5 we had the following fixed obligations and commitments

Year ended December 31,	Operating leases	Capital leases	Long-term debt	Other long-term obligations
2005	1,526	538	3,023	–
2006	960	582	1,646	–
2007	590	520	1,953	–
2008	513	609	357	–
2009	470	313	372	–
Thereafter	0	0	17,380	1,388

We believe that our cash on hand, cash generated by operations, and cash available from our existing credit facilities is sufficient to meet the capital demands of our current operations during the 2006 fiscal year.  Any major increases in sales, particularly in new products, may require substantial capital investment for the manufacture of filtration products. Failure to obtain sufficient capital could materially adversely impact our growth potential.

We are currently considering paying cash dividends in the future to holders of our common stock.  Under the terms of our revolving credit line we cannot pay dividends without the prior written consent of the bank.

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000.  On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of February 13, 2005, approximately 557,000 shares had been repurchased in the open market under this authorization.

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

Additionally, during 2004, Flanders Complete Service Division (Flanders CSD), an air filtration service provider was formed.  Flanders CSD will offer weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys; and complete filtration Management including mold remediation and analysis.  The company is currently negotiating several large contracts and if they are executed, the company expects to have national coverage by the end of 2006.

During the past three years, we have captured additional market share among “big box” retailers like The Home Depot and Wal-Mart, capitalizing on our ability to service national accounts from regional distribution centers and our improved on-time delivery performance. We anticipate additional market gains among these types of retailers during the next two years and are introducing new products focused on their marketing and end-user requirements. Sales to these retail outlets, while seasonal, also tend to follow progress in the overall economy. Additional gains in market share in this market may not have a significant impact on revenues without some recovery in the overall U.S. economy. Additionally, significant revenue enhancement to these customers is largely dependent upon the success of the new products we are introducing to this marketplace.

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

Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during 2006, with most analysts pushing recovery for this sector out until 2007.  However, the strengthening economy is also having a positive effect on sales of all our products.

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

We have continually looked for cost reductions in our products.  During the past five years, we have continued to complete the development and redesigning of numerous systems and products which were only partially completed when we acquired the companies which originally claimed to have fully developed them. These products include the automated machinery necessary for high-speed production of our pleated filters, acquired with Precisionaire, and the mass-production processes for bonded carbon high-mass zero-density products. During 2006, we are expecting to move from semi automated lines to fully automated production lines which is expected to significantly reduce our labor related costs

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions.  These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties.  Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed below under the heading “Factors That May Affect Future Results” as well as:

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

During 200 6 and 200 7 , we plan to introduce and market various products which, if successful, may require additional financing and/or capital.  This financing may need to be available on short notice.  Any failure to obtain such financing, or delay in financing, could cause the failure of the new products due to inability to deliver on time, and could adversely impact relationships with current major accounts.  In addition, delays in an untried supply chain, new production chains, and other delays common to the launch of a new product line could also adversely impact the success of the products, as well as current relationships with major accounts.

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

Management Controls a Significant Percentage of Our Stock

As of December 31, 2005, our directors and executive officers beneficially held approximately 53.72% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control that may otherwise be advantageous to the non-affiliated shareholders.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 5,792,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $11.10 per share. The majority of these options are currently exercisable.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at December 31, 2005 was  $27,293.  Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2005.  Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments.  We have two interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds.  Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent.  This interest rate swap is accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swap of $833 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

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

Name

Age

Title

Steven K. Clark

53

Chief Executive Officer and Director

James L. “Buddy” Mercer

61

Vice President Operations

John W. Hodson

43

Chief Financial Officer

Robert Amerson

55

Chairman of the Board

Robert Kelly Barnhill. Sr.

66

Independent Director

William D. Mitchum, Jr.

5 8

Independent Director

David M. Mock

53

Independent Director

Peter Fredericks

47

Independent Director

Steven K. Clark.  Mr. Clark was the Chief Financial officer and Director from December 1995 through December of 2004. He became the Chief Executive officer in December 2004.  Mr. Clark acted as a consultant  from November, 1995 through December, 1995.  From July 1992 through October 1995, he was the Chief Financial Officer of Daw Technologies, Inc., a specialty cleanroom contractor and customer of the Company.  Prior to this he was a senior partner of Miller and Clark, an accounting and management services firm.  Mr. Clark spent four years with Price Waterhouse, and an additional four years with Arthur Andersen, both accounting firms.  He has Bachelor of Arts degrees in Accounting and Political Science and a Master of Business Administration Degree, all from the University of Utah.

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

John W. Hodson.  Mr. Hodson has been the Chief Financial Officer of Precisionaire, Inc. and several other Flanders Subsidiaries since October 1999. He became the Chief Financial Officer of Flanders Corporation in December of 2004.  He has direct responsibility for overseeing the Corporate accounting department, the financial reporting process and the day to day financial operations of the company.  From 1986 through October 1999 he worked primarily as a public accountant for various CPA firms including Price Waterhouse and several smaller firms. He is a Certified Public Accountant in the states of Florida and North Carolina and has a Bachelor of Science degree in Accounting from the University of Central Florida.

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

 Item 11.

Executive Compensation

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company’s Chief Executive Officer and to each of the Company’s other executive officers whose annual salary, bonus and other compensation exceeded $100,000 in 2005.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
				Other	Restricted	Securities Underlying
				Annual	Stock	Options/	LTIP
				Compen-	Award(s)	SARs	Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	sation ($)	($)	(#)	($)
Steven K. Clark	2005[1]	328,846	–	9,574	–	500,000	–
Chief Executive Officer	2004	250,000	–	11,041	–	500,000	–
	2003	254,808	–	1,587	–	–	–

Robert Amerson	2005[1]	328,846	–	–	–	–	–
Chairman of the Board of Directors	2004	259,615	–	–	–	–	–
	2003	246,672	–	–	–	–	–

John W. Hodson	2005	107,346	–	4,431	–	30,000	–
Chief Financial Officer	2004	107,154	–	4,050	–	40,000	–

James B. “Buddy” Mercer	2005	118,247	–	–	–	–	–
Vice President Operations	2004	118,247	–	–	–	40,000	–
	2003	120,521	–	–	–	80,000	–

1

Mr. Amerson and Mr. Clark each had an annual salary of $350,000, plus a possible bonus each year, under their respective Employment Agreements, as amended.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

The following table sets forth the aggregate number and value of stock options and SAR’s at year end by the Company’s Chief Executive Officer and by each of the Company’s other executive officers whose annual salary, bonus and other compensation exceeds $100,000.

	Shares		Number of Securities Underlying Unexercised	Value of Unexercised
	Acquired		Options/SARs at Fiscal	In-the-Money Options/
	On	Value	Year-End (#)	SARs at Fiscal Year-End
Name	Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Steven K. Clark	–	$ –	3,000,000 / —	$ 16,630,000 / –
Robert R. Amerson	–	$ –	2,000,000 / —	$ 14,320,000 / –
John W. Hodson	–	$ –	120,000 / 40,000	$ 766,000 / 336,000
James L. “Buddy” Mercer	–	$ –	40,000 / 80,000	210,200 / 721,600

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

EMPLOYMENT AGREEMENTS

Messrs. Amerson and Clark have employment agreements effective as of December 15, 1995 (“Employment Agreements”).  The Employment Agreements, as amended, provide for an annual base salary of $350,000 for both Mr. Amerson and Mr. Clark and terminate in 2010.  The Employment Agreements also provide that the executive shall be entitled to the following termination payments:  (i) 100% of his current base salary if the employment is terminated as a result of his death or disability; (ii) up to 200% of his current base salary if the employment is terminated by the Company for any reason other than death, disability or for cause, or (iii) up to 250% of the executive’s gross income during the year preceding his termination if the Employment Agreement is terminated by the executive for good reason or by the Company for any reason other than death, disability or cause and the termination occurs within two years after a change of control of the Company has occurred.

Messr. Hodson has a three year employment contract dated January 1, 2005. The employment contract provides for an annual base salary of 100K and a discretionary bonus.  The Employment Agreement also provides for 200% of his base salary upon termination by the company for any reason other than death or disability.

OTHER INFORMATION REGARDING THE BOARD OF DIRECTORS

Board Meetings and Committees

During 2005, the Board of Directors met four times and also executed various consent resolutions and written actions in lieu of meetings.  Additionally, all directors were present, either in person or by proxy, at the Fiscal 2004 Annual Meeting of the Shareholders held in December of 2005.

The Board of Directors currently has an Audit Committee and a Compensation Committee.  The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent auditors, reviews and evaluates the Company’s internal audit and control functions, monitors transactions between the Company and its employees, officers and directors, and completes other functions as required by the Public Company Accounting Reform and Investor Protection Act (the “Sarbanes-Oxley Act”) passed in 2002.  David Mock is considered the audit committee financial expert.  The Compensation Committee administers the Company’s equity incentive plans and designates compensation levels for executive officers and directors of the Company.  The Audit Committee met four times during 2005.  The Compensation Committee met one time during 2005.

Currently, the Audit Committee consists of Messrs. Mock, Fredericks, Barnhill, and Mitchum, with Mr. Mock serving as Chair.  The Compensation Committee consists of Messrs. Fredericks, Mock, Clark and Amerson.  Mr. Fredericks serves as Chair and Mr. Clark and Mr. Amerson serve as non-voting advisory members.

Long-Term Incentive Plan

During 1996, the Company adopted the Long Term Incentive Plan (LTI Plan) to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 1,987,000 shares of Common Stock reserved for award under the LTI Plan.  During 2005, 2004 and 2003, the Company awarded options to purchase  665,000, 630,000 and 145,000 shares of Common Stock under the LTI Plan, respectively.

The LTI Plan is administered by the Compensation Committee.  The Compensation Committee determines the total number and type of awards granted in any year, the number and selection of employees or consultants to receive awards, the number and type of awards granted to each grantee and the other terms and provisions of the awards, subject to the limitations set forth in the LTI Plan.

Stock Option Grants.  The Compensation Committee has the authority to select individuals who are to receive options under the LTI Plan and to specify the terms and conditions of each option so granted (incentive or nonqualified), the exercise price (which must be at least equal to the fair market value of the common stock on the date of grant with respect to incentive stock options), the vesting provisions and the option term.  Unless otherwise provided by the Compensation Committee, any option granted under the LTI Plan expires the earlier of five years from the date of grant or, three months after the optionee’s termination of service with the Company if the termination of employment is attributable to (i) disability, (ii) retirement, or (iii) any other reason, or 15 months after the optionee’s death.  As of December 31, 2005, there are 1,535,000 options outstanding under the LTI Plan.

Stock Appreciation Rights.  The Compensation Committee may grant SARs separately or in tandem with a stock option award.  A SAR is an incentive award that permits the holder to receive (per share covered thereby) an equal amount by which the fair market value of a share of common stock on the date of exercise exceeds the fair market value of such share on the date the SAR was granted.  Under the LTI Plan, the Company may pay such amount in cash, in common stock or a combination of both.  Unless otherwise provided by the Compensation Committee at the time of grant, the provisions of the LTI Plan relating to the termination of employment of a holder of a stock option will apply equally, to the extent applicable, to the holder of a SAR.  A SAR granted in tandem with a related option will generally have the same terms and provisions as the related option with respect to exercisability.  A SAR granted separately will have such terms as the Compensation Committee may determine, subject to the provisions of the LTI Plan.  As of December 31, 2005, no SARs are outstanding under the LTI Plan.

Performance Shares.  The Compensation Committee is authorized under the LTI Plan to grant performance shares to selected employees.  Performance shares are rights granted to employees to receive cash, stock, or other property, the payment of which is contingent upon achieving certain performance goals established by the Compensation Committee. As of December 31, 2005, no performance shares are outstanding under the LTI Plan.

Restricted Stock Awards.  The Compensation Committee is authorized under the LTI Plan to issue shares of restricted common stock to eligible participants on such terms and conditions and subject to such restrictions, if any, outstanding under the LTI Plan.  As of December 31, 2005, no restricted shares have been awarded under the LTI Plan.

Dividend Equivalents.  The Compensation Committee may also grant dividend equivalent rights to participants subject to such terms and conditions as may be selected by the Compensation Committee.  Dividend equivalent rights entitle the holder to receive payments equal to dividends with respect to all or a portion of the number of shares of stock subject to an option award or SARs, as determined by the Committee.  As of December 31, 2005, no dividend equivalents are outstanding under the LTI Plan.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed.  Based solely upon review of copies of such forms, or written representations that there were no unreported holdings or transactions, the Company believes that for the fiscal year ending December 31, 2005 all Section 16(a) filing requirements applicable to its officers and directors were complied with on a timely basis.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of December 31, 2005.  Except as indicated in the following footnotes, each listed beneficial owner has sole voting and investment power over the shares of common stock held in their names.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)
Robert R. Amerson (2) 531 Flanders Filters Road Washington, NC 27889	7,565,870	28.75%
Steven K. Clark (3) 2399 26th Avenue North Saint Petersburg, Florida 33713	5,515,183	20.96%
John W. Hodson(4)	175,000	*
William D. Mitchum, Jr. (5)	55,000	*
David Mock(6)	87,700	*
James L. “Buddy” Mercer(7)	120,000	*
Robert Kelly Barnhill, Sr.(8)	55,000	*
Peter Fredericks (9)	72,810	*
Caxton Associates, LLC Princeton Plaza – Bldg 2 731 Alexander Rd Princeton, NJ 08540	1,382,493	5.25%
Officers and Directors as a group (8 persons) (2), (3), (4), (5), (6), (7), (8), (9)	14,136,563	53.72%

*

Represents less than 1% of the total issued and outstanding shares of common stock.

(1)

Applicable percentage of ownership is based on 26,317,354 shares of common stock outstanding as of December 31, 2005, together with all applicable options for unissued securities for such shareholders exercisable within 60 days.  Shares of common stock subject to options exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)

Includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share. These options expire in 2009.  Also includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.  These options expire in 2011.    These options expire in 2011.

(3)

Includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share.  These options expire in 2009.  Also includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share.  These options expire in 2011. Also includes 500,000 shares which are subject to an option to purchase such shares from the Company at $11.10 per share.  These options expire in 2010.

(4)

Includes 10,000 shares which are subject to an option to purchase such shares from the Company at $2.40 per share.  These options expire in 2006.  Also includes 40,000 shares which are subject to an option to purchase such shares from the Company at $1.50 per share.  These options expire in 2007.  Also includes 20,000 shares which are subject to an option to purchase such shares from the Company at $5.00 per share.  These options expire in 2008.  Also includes 20,000 shares which are subject to an option to purchase such shares from the Company at $2.52 per share.  These options expire in 2008.  Also includes 20,000 shares which are subject to an option to purchase such shares from the Company at $5.21 share.  These options expire in 2009.  Also includes 20,000 shares which are subject to an option to purchase such shares from the Company at $8.60 per share.  These options expire in 2009.  Also includes 30,000 shares which are subject to an option to purchase such shares from the Company at $11.10 per share.  These options expire in 2010.

(5)

Includes 55,000 shares which are subject to an option to purchase such shares from the Company at $11.01 per share.  These options expire in 2010.

(6)

Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $4.37 per share.  These options expire in 2008.  Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $11.01 per share.  These options expire in 2010.

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

(8)

Includes 55,000 shares which are subject to an option to purchase such shares from the Company at $11.01 per share.  These options expire in 2010.

(9)

Includes 27,000 shares which are subject to an option to purchase such shares from the Company at $1.74 per share.  These options expire in 2007.  Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $1.77 per share.  These options expire in 2008.  Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $6.49 per share.  These options expire in 2009.  Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $11.01 per share.  These options expire in 2010.

Item 13.

Certain Relationships and Related Transactions (dollar amounts in thousands)

At December 31, 2005, Steven K. Clark owed the Company $4,877 of principal and accrued interest which he previously borrowed to make certain payments under an indemnity agreement he entered into with the Company, to exercise options and to purchase certain shares. This debt is evidenced by a note which bears interest at LIBOR plus 1%, and is due in full on December 31, 2010, or on demand by the Company if he terminates employment, and is secured by common stock.

At December 31, 2005, Robert R. Amerson owed the Company $2,872 of principal and accrued interest, which he previously borrowed, the majority of which was used to settle claims, to make certain payments under an indemnity agreement he entered into with the Company, to purchase certain shares and for other unspecified reasons. This debt is evidenced by a note which bears interest at LIBOR plus 1%, and is due in full on December 31, 2010, or on demand by the Company if he terminates employment, and is secured by common stock.

On January 2, 2001, the Company purchased and leased back $797 in manufacturing equipment from Superior Diecutting, Inc., a vendor 50% owned by two officer and directors.  The Company also loaned this supplier $500, secured by a building and used to pay off an existing mortgage, and $400 to repay a credit line secured by inventory, receivables and other current assets.  The Company made payments of $10,951 and $6,933 in 2005 and 2004, respectively, to this supplier for purchases of raw materials.  At December 31, 2005 and 2004, the Company owed a total of $3,873 and $2,591, respectively, to this vendor.  At December 31, 2005, Superior Diecutting, Inc. owed the Company $1,499.  The accounts and operations of this related entity have been consolidated, thus, the financial effects of these transactions have been eliminated in consolidation.

The Company made payments totaling $1,067 and $1,041 in 2005 and 2004, respectively, to Wal-Pat II, a real estate Limited Liability Company which leases property to the Company.  Wal-Pat II is owned by Robert R. Amerson and Steven K. Clark (fifty percent each).  At December 31, 2005, the Company owed a total of $0 to Wal-Pat II.  As of February 1, 2006 the company entered into four new lease agreements for buildings owned by Wal-Pat II with monthly payments totaling $58.

Item 15.

Principal Accountant Fees and Services (dollar amounts in thousands)

Audit Related Fees

Our principal accountants billed us an aggregate of $266 and $217 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2005 and 2004, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar years.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

Our principal accountants billed us an aggregate of $61 and $76 in fees and expenses for tax compliance, tax advice and tax planning during calendar years ended December 31, 2005 and 2004, respectively.

All Other Fees

Our principal accountants billed us an aggregate of $34 and $27 in fees and expenses during calendar years ended December 31, 2005 and 2004, respectively, for products and services other than those products and services described above.  These services consist of the following:

•

Audit of profit sharing plan and discussions regarding Sarbanes Oxley 404.

Audit Committee Pre-Approval Process, Policies and Procedures

The appointment of Pender Newkirk & Co., LLP was approved by our Audit Committee and full Board of Directors. Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Audit Committee.  Our principal auditors have informed our Audit Committee of the scope and nature of each service provided.  With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Audit Committee, or one or more members of our Audit Committee for the members of our Board of Directors to whom authority to grant such approval had been delegated by the Audit Committee, prior to commencing such services.  Such services primarily consisted of tax related services.

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

(a)(1)

Financial Statements:  Financial Statements are included beginning at page F-1 as follows:

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets at December 31, 2005 and 2004

F-5

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003

F-6

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

F-8

Notes to Consolidated Financial Statements

F-10

(a)(2)

Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on schedule

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

10.28

Stock Option Agreement between Flanders Corporation and Steven K. Clark dated August 24, 2004, filed with Form 10-K dated December 31, 2004, incorporated by reference.

10.29

Stock Option Agreement between Flanders Corporation and Steven K. Clark dated December 7, 2005, filed with Form 10-K dated December 31, 2005, incorporated by reference.

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

(b)

Form 8-K dated January 4, 2005

Form 8-K dated January 20, 2005

Form 8-K dated January 27, 2005

Form 8-K dated February 16, 2005

Form 8-K dated April 20, 2005

Form 8-K dated July 18, 2005

Form 8-K dated August 15, 2005

Form 8-K dated September 13, 2005

Form 8-K dated October 19, 2005

(c)

Financial Statement Schedules:  See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 13th day of February, 2006.

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

FLANDERS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005, 2004 and 2003

Report of Independent Registered Public Accounting Firm

Board of Directors

Flanders Corporation and Subsidiaries

St. Petersburg, Florida

We have audited the accompanying consolidated balance sheets of Flanders Corporation and Subsidiaries (the “Company”) as of December 31, 2005 and December 31, 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years ended December 31, 2005.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and December 31, 2004 and the results of its operations and its cash flows for the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 10, 2006 expressed an unqualified opinion thereon.

Pender Newkirk & Company, LLP

Certified Public Accountants

Tampa, Florida

February 10, 2006

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

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2005, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent auditors have issued an audit report on our assessment of the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors

Flanders Corporation and Subsidiaries

St. Petersburg, Florida

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Flanders Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 10, 2006 expressed an unqualified opinion thereon.

Pender Newkirk & Company, LLP

Certified Public Accountants

Tampa, Florida

February 10, 2006

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except per share data)

ASSETS	2005	2004
Current assets
Cash and cash equivalents	$ 695	$ 1,886
Receivables:
Trade, less allowance for doubtful accounts: $4,018 in 2005 and $3,300 in 2004	50,146	41,547
Other	637	240
Inventories	39,418	39,539
Deferred taxes	3,260	2,875
Other current assets	1,673	1,019
Total current assets	95,829	87,106
Related party receivables	395	374
Property and equipment, net	67,618	67,356
Intangible assets, net	5,800	888
Other assets	2,574	3,946
	$ 172,216	$ 159,670
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 3,561	$ 2,553
Accounts payable	13,436	15,595
Accrued expenses	18,237	14,746
Total current liabilities	35,234	32,894
Long-term capital lease obligations, less current maturities	2,023	2,368
Long-term debt, less current maturities	21,709	18,138
Long-term liabilities, other	1,392	1,729
Deferred taxes	6,324	11,380
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 10,000 shares authorized; none issued	–	–
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,317	26	26
Additional paid-in capital	90,758	90,758
Notes receivable – secured by common shares	(6,987)	(6,650)
Accumulated other comprehensive loss	(833)	(1,037)
Retained earnings	22,570	10,064
	105,534	93,161
	$ 172,216	$ 159,670

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,

(In thousands, except per share data)

	2005	2004	2003
Net sales	$ 229,276	$ 199,933	$ 182,780
Cost of goods sold	176,359	151,645	139,509
Gross profit	52,917	48,288	43,271
Operating expenses	35,297	33,569	32,112
Operating income	17,620	14,719	11,159
Non operating income (expense)
Other income, net	1,297	1,209	1,970
Interest expense	(1,672)	(1,577)	(1,878)
	(375)	(368)	92
Earnings from operations before income taxes	17,245	14,351	11,251
Provision for income taxes	4,739	4,581	3,505
Net earnings	$ 12,506	$ 9,770	$ 7,746
Net earnings per share
Basic	$ 0.48	$ 0.37	$ .30
Diluted	$ 0.45	$ 0.36	$ .29
Weighted average common shares outstanding
Basic	26,309	26,201	26,033
Diluted	27,807	27,289	26,428

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2005, 2004 and 2003

(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 1, 2003	26	90,331	(8,695)	(1,294)	(7,440)	72,928
Accrued interest on notes receivable secured by common shares	–	–	(333)	–	–	(333)
Purchase and retirement of 63 shares of common stock	(1)	(188)	–	–	(12)	(201)
Issuance of 106 shares of common stock upon exercise of options	1	384	–	–	–	385
Comprehensive loss
Net earnings	–	–	–	–	7,746	7,746
Gain on cash flow hedges	–	–	–	184	–	184
Total comprehensive earnings, net of tax						7,930
Balance, December 31, 2003	$ 26	$ 90,527	$ (9,028)	$ (1,110)	$ 294	$ 80,709
Accrued interest on notes receivable secured by common shares	–	–	(309)	–	–	(309)
Proceeds from notes receivable secured by common shares	–	–	2,687	–	–	2,687
Purchase and retirement of 19 shares of common stock	–	(88)	–	–	–	(88)
Issuance of 238 shares of common stock upon exercise of options	1	319	–	–	–	319
Comprehensive earnings
Net earnings	–	–	–	–	9,770	9,770
Gain on cash flow hedges	–	–	–	73	–	73
Total comprehensive earnings, net of tax						9,843
Balance, December 31, 2004	$ 26	$ 90,758	$ (6,650)	$ (1,037)	$ 10,064	$ 93,161
Accrued interest on notes receivable secured by common shares	–	–	(337)	–	–	(337)
Purchase and retirement of 4 shares of common stock	–	(46)	–	–	–	(46)
Issuance of 18 shares of common stock upon exercise of options	–	46	–	–	–	46
Comprehensive earnings
Net earnings	–	–	–	–	12,506	12,506
Gain on cash flow hedges	–	–	–	204	–	204
Total Comprehensive earnings, net of tax						12,710
Balance, December 31, 2005	$ 26	$ 90,758	$ (6,987)	$ (833)	$ 22,570	$ 105,534

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

(In thousands)

	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Earnings from continuing operations	$ 12,506	$ 9,770	$ 7,746
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,527	8,165	7,990
Provision for doubtful accounts and notes	2,094	2,039	3,466
Provision for obsolete inventory	85	69	208
Loss on sale of property and equipment	123	138	200
Deferred taxes	(5,581)	1,377	1,094
Minority interest	216	0	0
Accrued interest on notes receivable secured by common shares	(337)	(309)	(333)
Change in working capital components:
Receivables	(8,845)	(10,882)	(4,882)
Inventories	1,302	(6,527)	(6,147)
Other current assets	(550)	181	(391)
Accounts payable	(5,685)	4,093	(2,296)
Accrued expenses	3,419	(350)	5,438
Income taxes (net)	0	386	220
Net cash provided by operating activities	7,274	8,150	12,313
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(2,939)	–	–
Purchase of property and equipment	(8,136)	(7,563)	(5,264)
Purchase of technology	(451)	–	–
Proceeds from sale of property and equipment	195	172	142
Proceeds from sale of assets	–	–	–
Proceeds from (disbursements on) notes receivables	(21)	(13)	70
Decrease in other assets	272	267	42
Net cash used in investing activities	(11,080)	(7,137)	(5,010)

- Continued -

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

Years Ended December 31,

(In thousands)

	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Net (payments on) proceeds from revolving credit agreement	5,458	(654)	(6,799)
Principal payments on long-term borrowings	(2,843)	(2,576)	(2,528)
Payment of debt issuance costs	–	(1)	(51)
Proceeds from exercise of options	–	319	367
Proceeds from notes receivable secured by common shares	–	2,687	–
Net cash provided by (used) in financing activities	2,615	(225)	(9,011)
Net increase (decrease) in cash and cash equivalents	(1,191)	788	(1,708)
CASH AND CASH EQUIVALENTS
Beginning of year	1,886	1,098	2,806
End of year	$ 695	$ 1,886	$ 1,098

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of $116, $39 and $26 interest capitalized to property and equipment for 2005, 2004 and 2003, respectively:	$ 1,656	$ 1,614	$ 1,954
Income taxes paid/(received)	$ 6,910	$ 4,044	$ 525
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase and retirement of common stock	$ –	$ 88	$ –
Sale of assets in exchange for notes receivable	$ –	$ –	$ 2
Capital lease obligation incurred for property and equipment	$ –	$ –	$ 143
Accounts receivable in exchange for notes receivable	$ –	$ 3,395	$ 149

ACQUISITION OF COMPANIES

Working Capital surplus (deficit) acquired, net of cash and cash equivalents received	$ (1,187)	$ –	$ –
Fair value of other assets acquired, principally property and equipment	$ 614	$ –	$ –
Goodwill	$ 4,601	$ –	$ –
Minority interest	$ 220	$ –	$ –
Long-term debt assumed	$ (1,302)	$ –	$ –

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

3.

Significant customers

Net sales for the years ended December 31, 2005, 2004 and 2003 included sales to the following major customers, together with the receivables due from those customers:

	Amount of Net Sales			Trade Receivable Balance As of December 31,
	2005	2004	2003	2005	2004
Customer A	$ 33,905	$ 29,149	$ 30,715	$ 6,562	$ 5,132
Customer B	$ 34,432	$ 31,581	$ 30,770	$ 9,194	$ 9,320

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

5

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

6.

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible.  It is the Company’s policy to accrue interest on past due receivables.  The provision for doubtful accounts and notes was $2,094, $2,039, and $3,466 for the years ended December 31, 2005, 2004 and 2003, respectively.

7.

Fair value of financial instruments

The carrying amount of cash equivalents, trade receivables and trade payables approximates fair value at December 31, 2005 and 2004 because of the short maturity of these instruments.  Based on the borrowing rates currently available to the Company for bank loans with similar maturities and similar collateral requirements, the fair value of notes payable and long-term debt approximates the carrying amounts at December 31, 2005 and 2004.

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

10.

Derivative financial instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133.”  SFAS 133 and SFAS 138 established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings

Note A.      Nature of Business and Summary of Significant Accounting Policies — Continued

The Company has only limited involvement with derivative financial instruments.  The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds.  Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent.  This interest rate swap is accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. The tax effected fair market value of the interest rate swap of $833 and $1,037 is included in accumulated other comprehensive loss at December 31, 2005 and 2004, respectively.  The interest rate swap contracts expire in 2013 and 2015.

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

12.

Trademarks and trade names

Trademarks and trade names are being amortized on a straight line basis over 17 years.  At each balance sheet date, the Company evaluates the value of trademarks and trade names for impairment.  Based upon its most recent analysis, the Company believes that no impairment of trademarks and trade names exists at December 31, 2005.

13.

Property and equipment

Property and equipment are stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.  Amortization of property and equipment held under capital leases is included in depreciation expense.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2005.

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

17.

Earnings per share

Basic EPS is calculated by dividing earnings available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be antidilutive.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note A.     Nature of Business and Summary of Significant Accounting Policies — Continued

18.

Stock Options

At December 31, 2005, the Company has three stock-based compensation plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations.  No stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	2005	2004	2003
Net earnings (loss), as reported	$ 12,506	$ 9,770	$ 7,746

Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(4,112)	(2,454)	(562)

Pro forma net earnings (loss)	$ 8,394	$ 7,316	$ 7,184

Basic earnings (loss) per share:
As reported	$ .48	$ .37	$ .30
Pro forma	$ .32	$ .28	$ .28

Diluted earnings (loss) per share
As reported	$ .45	$ .36	$ .29
Pro forma	$ .30	$ .27	$ .27

19.

Outbound shipping expenses

Outbound shipping expenses are included in “operating expenses,” not in “cost of goods sold.”  Outbound shipping expenses were $9,455, $8,224, and $6,724 for the years ending December 31, 2005, 2004 and 2003, respectively.

20.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $2,543, $2,422, and $2,001 for the years ending December 31, 2005, 2004 and 2003, respectively.

21.

Reclassifications

Certain account balances for 2004 and 2003 have been reclassified with no effect on net earnings or retained earnings to be consistent with the classification adopted for the year ended December 31, 2005.

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

In May 2005, The Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections.” The Statement applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that do not include explicit transition provisions. SFAS No. 154 requires that changes in accounting principle be retroactively applied, instead of including the cumulative effect in the income statement. The correction of an error will continue to require financial statement restatement. A change in accounting estimate will continue to be accounted for in the period of change and in subsequent periods, if necessary. SFAS No. 154 is effective for fiscal years beginning after December 31, 2005. We do not expect the adoption of this Statement to have a material impact on our financial condition or results of operations.

Note B. Inventories

Inventories consist of the following at December 31:

	2005	2004
Finished goods	$ 19,497	$ 19,233
Work in progress	3,183	2,630
Raw materials	18,214	19,068
	40,894	40,931
Less allowances	1,476	1,392
	$ 39,418	$ 39,539

Note C. Other Assets

Other assets consist of the following at December 31:

	2005	2004
Real estate held for sale	$ 52	$ 52
Notes receivable	1,181	2,607
Deposits	343	238
Deferred expenses	598	649
Investment, at cost	400	400
	$ 2,574	$ 3,946

Notes receivable consists of the following at December 31,

	2005	2004
Note receivable, which is interest free for first year and 9% per annum thereafter, with a second year interest free if $450 is paid during the first year. $4 due each week beginning July1, 2004.	$ 524	$ 912

Senior note receivable, which is interest free for first year and 5% per annum thereafter. $6.5 due each month beginning January 31, 2005.	429	500

Junior note receivable, which is interest free. $5 due each quarter beginning March 31, 2005.	285	300

Note receivable due in full by June 30, 2011.	0	1,000

Various other notes receivable	322	360
Less: Current portion of notes receivable	(379)	(465)
Total	$ 1,181	$ 2,607

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note D. Intangible Assets

Intangible assets consist of the following at December 31:

	2005	2004
Goodwill	$ 4,682	$ 0
Trademarks and trade names, net of accumulated amortization of $1,042 and $820 in 2005 and 2004, respectively	$ 1,118	$ 888
	$ 5,800	$ 888

Amortization expense was $141, $179 and $133 in 2005, 2004 and 2003, respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2010 is as follows:

2006	$ 216
2007	$ 128
2008	$ 128
2009	$ 103
2010	$ 91

Note E. Property and Equipment

Property and equipment and estimated useful lives consist of the following at December 31:

			Estimated
	2005	2004	Useful Lives
Land	$ 1,905	$ 1,635	–
Buildings	40,225	40,153	15-40 years
Machinery and equipment	70,644	66,404	5 -15 years
Office equipment	10,281	9,866	5-7 years
Vehicles	2,145	1,351	5 years
Construction in progress	5,916	2,914	–
	131,116	122,323
Less accumulated depreciation	63,498	54,967
	$ 67,618	$ 67,356

Total depreciation expense charged to operations totaled $8,170, $7,771, and $7,614 for 2005, 2004 and 2003, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note F. Accrued Expenses

Accrued expenses at December 31, 2005 and 2004 were as follows:

	2005	2004

Income tax payable	$ 3,063	$ 975
Bank overdraft	$ 3,303	2,631
Other accrued expenses	$ 11,871	11,140
	$ 18,237	$ 14,746

Note G. Pledged Assets and Debt

A summary of the Company’s debt, and collateral pledged thereon, consists of the following at December 31:

	2005	2004
Long-term debt:
LIBOR (4.8% at December 31, 2005) plus 1.75 to 2.25% revolving line of credit; interest rate dependent on fixed charge coverage*.	$ 5,458	$ 0
LIBOR plus 2.5 to 3.0% term note agreement; interest rate dependent on fixed charge coverage*.	2,567	3,967
LIBOR plus 2.25% note (mortgage) payable to a bank, due in monthly payments of $14 including interest through October 2007, at which time all unpaid principal is due, collateralized by certain land, building and improvements.	1,952	2,118
Prime plus 0.25 percent (7.25% at December 31, 2005) notes payable to a mortgage company due in monthly payments of $30 including interest through January 2006, at which time all unpaid principal is due, collateralized by a deed of trust on land and buildings.	24	303
6.5 percent note payable to a regional development authority, due in varying quarterly installments, plus interest, through December 2017, collateralized by a security agreement and financing statement on real and personal property.	4,445	4,685
Note payable to a bank with interest at prime plus 0.25 percent, with rate adjusted annually (7.25% at December 31, 2005), due in monthly payments of $7 including interest through June 2017 subject to a call option in June 2007, collateralized by a deed of trust on real property.	648	684
Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.14% by an interest-rate swap, collateralized by a $4,000 letter of credit that expires April 1, 2015.	4,000	4,000
Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.14% by an interest-rate swap, collateralized by a $4,500 letter of credit that expires April 1, 2013.	4,500	4,500
Note payable with no interest to be paid in full by July 2007	158	0
Prime plus 1.5 percent revolving line of credit up to $600.	586	0

Note payable to a bank with interest at prime plus 2.50 percent (7.25% at December 31, 2005), due in 5 regular payments of $7 and one irregular payment of $383 due in May 2006, collateralized by certain assets.	394	0
Various obligations under capital lease agreements	2,561	2,802
	$ 27,293	$ 23,059
Note G. Pledged Assets and Debts — Continued
Less current maturities	3,561	2,553
	23,732	20,506
Less long-term capital lease obligations, less current maturities	2,023	2,368
	$ 21,709	$ 18,138

Aggregate maturities required on long-term debt and capital lease obligations as of December 31, 2005 are due in future years as follows:

Year Ending December 31,
2006	$ 3,561
2007	2,228
2008	2,473
2009	966
2010	685
Later years	17,380
$ 27,293

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

	2005	2004
Buildings Machinery and equipment Office equipment	$ 3,700 490 204	$ 3,700 439 358
Accumulated depreciation	(997)	(907)
	$ 3,397	$ 3,590

Future minimum payments, by year and in aggregate, under capital leases and operating leases consist of the following at December 31, 2005:

Year Ending December 31,	Capital leases	Operating leases
2006	$ 736	$ 1,526
2007	733	960
2008	622	590
2009	661	513
2010	319	470
Later years	0	0
Total minimum lease payments	$ 3,071	$ 4,059
Less amount representing interest	510
Present value of net minimum payments	2,561
Current portion	538
Long-term portion	$ 2,023

Total rent expense charged to operations was approximately $3,539, $3,360, and $3,255 for 2005, 2004 and 2003, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note I.      Income Taxes

The Company’s provision (benefit) for income taxes is as follows for the years ended December 31:

	2005	2004	2003
Current:
Federal	$ 8,834	$ 3,449	$ 2,164
State	757	296	185
Foreign	34	150	62
	9,625	3,895	2,411
Deferred:
Federal	(4,500)	632	1,008
State	(386)	54	86
	(4,886)	686	1,094
Total provision	$ 4,739	$ 4,581	$ 3,505

The income tax provision for continuing operations differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2005	2004	2003
Income tax provision at statutory rate:	$ 6,036	$ 5,068	$ 3,938
Increase (decrease) in income taxes due to:
Nondeductible expenses	28	19	22
State income taxes net	683	561	334

Credits and adjustments	(2,008)	(1,067)	(789)
	$ 4,739	$ 4,581	$ 3,505

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

 Note I.       Income Taxes – Continued

Net deferred tax assets and liabilities were comprised of the following:

	2005	2004
Deferred tax assets:
Accounts receivable allowance	$ 906	$ 870
Inventory allowance and capitalization	1,340	1,177
Accrued expenses	573	579
Deferred expenses	41	40
Other Reserves	–	–
State credits	400	209
	$ 3,260	$ 2,875
Deferred tax liabilities:
Property and equipment	$ (10,744)	$ (13,592)
Interest rate swap	555	692
State net operating loss carry forwards	299	222
State credits	3,566	1,298
	$ (6,324)	$ (11,380)

The components giving rise to the net deferred tax assets and liabilities described above have been included in the accompanying consolidated balance sheets at December 31 as:

	2005	2004
Current assets	$ 3,260	$ 2,875
Noncurrent liabilities	(6,324)	(11,380)
	$ (3,064)	$ (8,505)

Note J.      Commitments and Contingencies

1.

Employment Agreements

Messrs. Amerson and Clark have employment agreements effective as of December 15, 1995 (“Employment Agreements”).  The Employment Agreements, as amended, provide for an annual base salary of $350 for both Mr. Amerson and Mr. Clark and terminate in 2010.    The Employment Agreements also provide that the executive shall be entitled to the following termination payments:  (i) 100% of his current base salary if the employment is terminated as a result of his death or disability; (ii) up to 200% of his current base salary if the employment is terminated by the Company for any reason other than death, disability or for cause, or (iii) up to 250% of the executive’s gross income during the year preceding his termination if the Employment Agreement is terminated by the executive for good reason or by the Company for any reason other than death, disability or cause and the termination occurs within two years after a change of control of the Company has occurred.

Messr. Hodson has a three year employment contract dated January 1, 2005. The employment contract  provides for an annual base salary of 100K and a discretionary bonus.  The Employment Agreement also provides for 200% of his base salary upon termination by the company for any reason other than death or disability.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

 Note J. Commitments and Contingencies – Continued

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

3.

Self-Insurance

During all periods presented, workers’ compensation claims incurred by employees were fully insured through a high deductible policy with a policy year ending each May.  The deductible per employee was $500 in 2005 and $350 in 2004, with no limit in the aggregate.  The Company continuously monitors and estimates the estimated costs of claims incurred based on historical loss information and other information provided by its carrier’s claims management personnel.  Included in the liabilities in the accompanying balance sheets are accrued workers’ compensation expenses of approximately $669 and $659 as of December 31, 2005 and 2004, respectively.

The Company provides medical benefits to its employees under a self-insured program.  Through June 30, 2002, the Company paid for 100% of an employees health costs as the services were incurred.  In July 2002, the Company changed the program that provides medical benefits to its employees once certain deductibles are met.  The benefits to the employees are limited to $35 per year with a $1,000 lifetime benefit.  The Company estimates the amount of incurred but unreported claims based on historical information.  Included in the liabilities in the accompanying balance sheets are estimated accrued health insurance expenses of approximately $212 and $232 as of December 31, 2005 and 2004, respectively.  The employer’s portion of claims charged to operations totaled approximately $971, $893 and $919 for 2005, 2004 and 2003, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

4.

License and Royalty Agreements

The Company has secured licensing and royalty agreements with two companies allowing the Company to use their trade names and brands on its products. Costs associated with these agreements are expensed as incurred.

Note K.      Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“Salary Savings Plan”).  The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to fifteen percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors.  The Company contributed approximately $97, $90 and $89 to the Salary Savings Plan for the years ended December 31, 2005, 2004 and 2003, respectively.

During 1996, the Company adopted the Long Term Incentive Plan (“LTI Plan”) to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock performance shares and dividend equivalents to officers, key employees of the Company and outside consultants to the Company. There are 1,987,000 shares of Common Stock reserved for award under the LTI Plan.  During 2005, 2004 and 2003, the Company awarded options to purchase 670,000, 645,000 and 145,000 shares of Common Stock under the LTI Plan, respectively.

During 1996, the Company also adopted the 1996 Director Option Plan which provides for the grant of 50,000 stock options to outside directors of the Company who were elected or appointed after February 1, 1996, and who were not existing directors on the effective date of the plan.  Each such outside director who is serving as a director on January 1 of each calendar year will automatically be granted an option to acquire up to 5,000 shares of Common Stock on such date, assuming such outside director had been serving for at least six months prior to the date of grant.  The Company has reserved 500,000 shares of its Common Stock for issuance under the 1996 Director Option Plan that expires in 2006.  During 2005, 2004 and 2003, the Company awarded options to purchase 125,000, 15,000 and 80,000 shares, respectively, of Common Stock under the 1996 Director Option Plan.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note L.      Related Party Transactions and Balances

At December 31, 2005 and 2004, the Company had notes receivable secured by common stock classified as contra-equity of $6,987 and $6,650, respectively, due from various directors, officers, shareholders and employees, with interest thereon at LIBOR plus 1%, maturing at various dates to December 2010, of which $6,987 is callable on demand by the Company if the officers or employees terminate employment with the Company.

During November 2000, the Company entered into a five-year operating lease whereby the Company was leasing 138,000 square feet of building owned by two officers of and directors of the Company (fifty percent each).  In September 2002, the lease was amended as the Company occupied 224,000 square feet of building.  Then, by November 2002, the Company occupied 399,000 square feet of a building.  The Company made payments of $1,067, $1,041 and $1,030 in 2005, 2004 and 2003, respectively.  As of February 1, 2006 the company entered into four new lease agreements for buildings owned by Wal-Pat II with monthly payments totaling $58.  The Company believes these leases are at prevailing market rates.

On January 2, 2001, the Company purchased and leased back $797 in manufacturing equipment from Superior Diecutting, Inc., a vendor 50% owned by two officer and directors.  The Company also loaned this supplier $500, secured by a building and used to pay off an existing mortgage, and $400 to repay a credit line secured by inventory, receivables and other current assets.  The Company made payments of $10,951, $6,933 and $3,738 in 2005, 2004 and 2003, respectively, to this supplier for purchases of raw materials.  At December 31, 2005 and 2004, the Company owed a total of $3,873 and $2,591, respectively, to this vendor.  At December 31, 2005, Superior Diecutting, Inc. owed the Company $1,499 due to the Company purchasing inventory on behalf of Superior Diecutting, Inc.  The accounts and operations of this related entity have been consolidated, thus, the financial effects of these transactions have been eliminated in consolidation.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note M.      Stock Options and Warrants

During 2005, the Company granted options to purchase: 670,000 shares of common stock under its LTI Plan at exercise prices between $8.85 - $11.10 per share; 125,000 shares of common stock under its 1996 Director Option Plan at a weighted average exercise price of $10.64 per share.  All options granted during 2005 were non-qualified fixed price options.

The following table summarizes the activity related to all Company stock options and warrants for 2005, 2004 and 2003:

					Weighted Average
	Shares (In thousands)		Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2003	–	4,599	–	1.50 – 7.50	–	4.76
Granted	–	225	–	1.65 – 5.00	–	3.51
Exercised	–	(106)	–	1.65 – 3.94	–	3.45
Canceled or expired	–	(183)	–	1.50 – 5.38	–	4.44
Outstanding at December 31, 2003	–	4,535	–	1.50 – 7.50	–	4.75
Granted	–	660	–	5.21 – 8.60	–	8.14
Exercised	–	(177)	–	1.65 – 6.49	–	2.18
Canceled or expired	–	(3)	–	4.75 – 4.75	–	4.75
Outstanding at December 31, 2004	–	5,015	–	1.50 – 8.60	–	5.28
Granted	–	795	–	8.85 – 11.10	–	10.75
Exercised	–	(18)	–	1.74 – 1.74	–	2.54
Canceled or expired	–	–	–		–
Outstanding at December 31, 2005	–	5,792	–	1.50 – 11.10	–	6.04
Exercisable at December 31, 2005	–	5,652	–	1.50 – 11.10	–	6.10
Exercisable at December 31, 2004	–	4,835	–	1.74 – 8.60	–	5.36
Exercisable at December 31, 2003	–	4,350	–	1.65 – 7.50	–	4.95

The warrants and options expire at various dates ranging from November 2006 to December 2010.  A further summary of information related to options outstanding at December 31, 2005 is as follows:

Range of Exercise Prices	Number Outstanding / Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Outstanding / Exercisable
$1.50 to 2.40	87 / 87	1.42	$1.87 / 1.87
$2.50 to 4.37	2,210 / 2,130	3.81	$2.58 / 2.58
$5.00 to 6.49	150 / 90	3.02	$5.17 / 5.28
$7.50 to 11.10	3,345 / 3,345	5.23	$8.47 / 8.47

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note M.      Stock Options and Warrants – Continued

Had compensation cost for the option plans been determined based on the grant date fair values of awards using the Black-Scholes option pricing model, reported net earnings  (loss) and earnings (loss) per common share would have been changed to the pro forma amounts shown below for the years ended December 31:

	2005	2004	2003
Net earnings (loss):
As reported	$ 12,506	$ 9,770	$ 7,746
Pro forma	$ 8,394	$ 7,316	$ 7,185
Basic earnings (loss) per share:
As reported	$ .48	$ .37	$ 0.30
Pro forma	$ .32	$ .28	$ 0.28
Diluted earnings (loss) per share:
As reported	$ .45	$ .36	$ 0.29
Pro forma	$ .30	$ .27	$ 0.27

Weighted average fair value per option of options
Granted during the year	$ 8.68	$ 6.21	$ 2.50

In determining the pro forma amounts above, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2005, 2004 and 2003:  Dividend rate of 0%; risk-free interest rate of  4.38%, 3.63% and 3.38%, respectively;  expected lives of 5 years; and  expected price volatility of 110%, 102% and 92%, respectively.

Note N.      Earnings per Share

The following table shows the shares (in thousands) used in computing net earnings per common share including dilutive potential common stock.

	2005	2004	2003
Common shares outstanding at beginning of year	26,303	26,084	26,033
Net weighted average common shares issued and canceled during year	6	117	–
Weighted average number of common shares used in basic EPS	26,309	26,201	26,033
Dilutive effect of stock options and warrants	1,498	1,089	395
Weighted average number of common shares and dilutive potential shares used in diluted EPS	27,807	27,290	26,428

As of December 31, 2005, 2004 and 2003, options and warrants to purchase 580,000, 0 and 2,000,000 shares, respectively, of the Company’s common stock described in Note N were excluded from the computation of diluted EPS because the market price of the underlying stock was less than the exercise price.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note O.      Quarterly Financial Data (Unaudited)

Quarters Ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$ 49,795	$ 55,548	$ 63,364	$ 60,569
Gross profit	$ 11,013	$ 13,631	$ 14,569	$ 13,704
Operating income	$ 3,620	$ 5,226	$ 4,775	$ 3,999
Net Earnings	$ 2,460	$ 3,464	$ 3,708	$ 2,874
Net Earnings per share: Basic	$ .09	$ .13	$ .14	$ .12
Diluted	.09	.12	.13	.11
Common stock prices:
High	$ 11.43	$ 11.67	$ 14.09	$ 12.46
Low	8.55	7.77	8.85	9.81
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
Net sales	$ 45,354	$ 47,138	$ 54,785	$ 52,656
Gross profit	$ 9,963	$ 11,911	$ 12,646	$ 13,768
Operating income	$ 2,021	$ 3,486	$ 3,980	$ 5,232
Net Earnings	$ 1,454	$ 2,097	$ 2,784	$ 3,435
Net Earnings per share: Basic	$ .06	$ .08	$ .11	$ .13
Diluted	.05	.08	.10	.13
Common stock prices:
High	$ 7.26	$ 9.99	$ 10.47	$ 10.17
Low	5.21	6.12	8.36	8.17

FLANDERS CORPORATION

FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

ON SCHEDULE

Board of Directors

Flanders Corporation

In connection with our audits of the consolidated financial statements of Flanders Corporation and Subsidiaries referred to in our report dated February 10, 2006, which is included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2005, we have also audited Schedule II for each of the three years in the period ended December 31, 2005. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Pender Newkirk & Company, LLP

Pender Newkirk & Company, LLC

Certified Public Accountants

Tampa, Florida

February 10, 2006

FLANDERS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2005, 2004 and 2003

Additions
	Balance at	Charged to		Balance
	Beginning	Cost and		at End
	of Period	Expense	Deductions	of Period
For the year ended December 31, 2005
Allowance for doubtful accounts	$ 3,300	$ 2,094	$ (1,376)(1)	$ 4,018
Allowance for inventory	1,392	85	–	1,477
Total	$ 4,692	$ 2,179	$ (1,376)	$ 5,495
For the year ended December 31, 2004
Allowance for doubtful accounts	$ 2,949	$ 1,875	$ (1,524)(1)	$ 3,300
Allowance for inventory	1,323	69	–	1,392
Total	$ 4,272	$ 1,944	$ (1,524)	$ 4,692
For the year ended December 31, 2003
Allowance for doubtful accounts	$ 2,240	$ 3,151	$ (2,442)(1)	$ 2,949
Allowance for inventory	1,115	208	–	1,323
Total	$ 3,355	$ 3,359	$ (2,442)	$ 4,272

(1)

Uncollected receivables written-off, net of recoveries.