Form 10-K/A
period 2005-12-31
FLANDERS CORP
filed 2006-03-21
CIK 799526

UNITED STATES

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

Explanatory Note:

This abbreviated amendment on Form 10-K amends Exhibit 31 - Certification 302 of the Sarbanes-Oxley Act of 2002.  The original 302 Certification as filed didn’t contain the proper internal control language in Item 4.  All other information contained in this Annual Report on Form 10-K/A is as of the date of the original filing.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 21st day of March, 2006.

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

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and;

(d)

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

Date: March 21, 2006 /s/ Steven K. Clark Steven K. Clark President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14

OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,

AS ADOPTED PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John W. Hodson, certify that:

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

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and;

(d)

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

Date: March 21, 2006 /s/ John W. Hodson John Hodson Chief Financial Officer