Form 10-K/A
period 2005-12-31
FLANDERS CORP
filed 2006-04-06
CIK 799526

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

Dated this 3rd day of April, 2006.

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

Signature	Title	Date
/s/ Steven K Clark Steven K. Clark	President, Chief Executive Officer And Director
/s/ John W. Hodson John W. Hodson	Chief Financial Officer
/s/ William Mitchum, Jr. William Mitchum, Jr.	Director
/s/ Robert Kelly Barnhill, Sr. Robert Kelly Barnhill, Sr.	Director
/s/ David M. Mock David M. Mock	Director

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

Date: April 3, 2006 /s/ Steven K. Clark Steven K. Clark President and Chief Executive Officer

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

Date: April 3 , 2006 /s/ John W. Hodson John Hodson Chief Financial Officer