Form 10-Q
period 2006-03-31
FLANDERS CORP
filed 2006-05-04
CIK 799526

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

YESÖ

NO

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES___

NO   Ö

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 2006.

26,340,408 shares of common stock, par value $.001 per share

(Title of Class)

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED March 31, 2006

PART I - FINANCIAL INFORMATION

Page

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for March 31, 2006 (unaudited) and

December 31, 2005

Consolidated Condensed Statements of Earnings (unaudited) for the three months ended March 31, 2006 and 2005

Consolidated Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2006 (unaudited) and the year ended December 31, 2005

Consolidated Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2005

Notes to Consolidated Condensed Financial Statements

Item 2 -

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

Item 3 -

Quantitative and Qualitative Disclosures About Market Risk

Item 4 -

Controls and Procedures

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 1A – Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS	March 31,	December 31,
	2006	2005
	(unaudited)

Current assets
Cash and cash equivalents	$ 1,133	$ 695
Receivables:
Trade, less allowance:
3/31/2006 $3,846; 12/31/2005 $4,018	45,307	50,146
Other	1,280	637
Inventories	51,325	39,418
Deferred taxes	3,260	3,260
Other current assets	1,604	1,673
Total current assets	103,909	95,829
Related party receivables	392	395
Property and equipment, less accumulated depreciation: 3/31/2006
$65,523; 12/31/2005 $63,498	70,811	67,618
Intangible assets, less accumulated amortization: 3/31/2006
$1,098; 12/31/2005 $1,042	6,029	5,800
Other assets	2,439	2,574
	$ 183,580	$ 172,216
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 3,618	$ 3,561
Accounts payable	14,644	13,436
Accrued expenses	21,021	18,237
Total current liabilities	39,283	35,234
Long-term capital lease obligations, less current maturities	1,841	2,023
Long-term debt, less current maturities	27,681	21,709
Long-term liabilities, other	1,178	1,392
Minority Interest	95	-
Deferred taxes	5,963	6,324
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,340 and 26,317 shares in March 2006 and
December 2005, respectively	26	26
Additional paid-in capital	90,758	90,758
Notes receivable - secured by common shares	(7,092)	(6,987)
Accumulated other comprehensive loss	(707)	(833)
Retained earnings	24,554	22,570
	107,539	105,534
	$ 183,580	$ 172,216

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net sales	$ 50,872	$ 49,795
Cost of goods sold	39,378	38,782
Gross profit	11,494	11,013
Operating expenses	9,038	7,393
Operating income	2,456	3,620
Nonoperating income (expense):
Other income, net	1,045	289
Interest expense	(454)	(396)
	591	(107)

Earnings before income taxes	3,047	3,513
Provision for income taxes	1,063	1,053

Net earnings	$ 1,984	$ 2,460
Net earnings per share
Basic	$ 0.08	$ 0.09
Diluted	$ 0.07	$ 0.09
Weighted average common shares outstanding
Basic	26,338	26,304
Diluted	27,950	27,752

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Notes	Comprehensive	Retained
	Stock	Capital	Receivable	(Loss)	Earnings	Total
Balance, January 1, 2005	$26	$90,758	$(6,650)	$(1,037)	$10,064	$93,161
Accrued interest on notes receivable secured by common shares	-	-	(337)	-	-	(337)
Proceeds from notes receivable secured by common shares (unaudited)	-	-	-	-	-	-
Purchase & Retirement of Common Shares	-	(46)	-	-	-	(46)
Common Shares issued from exercise of stock options	-	46	-	-	-	46
Comprehensive earnings
Net Earnings	-	-	-	-	12,506	12,506
Gain on cash flow hedges	-	-	-	204	-	204
Total comprehensive earnings, net of tax	-	-	-	-	-	12,710
Balance, December 31, 2005	26	90,758	(6,987)	(833)	22,570	105,534
Accrued interest on notes receivable secured by common shares (unaudited)	-	-	(105)	-	-	(105)
Comprehensive earnings
Net earnings (unaudited)	-	-	-	-	1,984	1,984
Income on cash flow hedges (unaudited)	-	-	-	126	-	126
Total comprehensive earnings, net of tax (unaudited)	-	-	-	-	-	2,110
Balance, March 31, 2006 (unaudited)	$26	$90,758	$(7,092)	$(707)	$24,554	$107,539

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$ (56)	$ 157
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	(154)	59
Purchase of property and equipment	(5,212)	(2,056)
Proceeds from sale of property and equipment	40	86
Payments from notes receivables	(19)	(4)
Decrease in other assets	99	161
Purchase of technology	-	(451)
Net cash used in investing activities	(5,246)	(2,205)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(658)	(595)
Net proceeds from revolving credit agreement	6,398	2,096
Payment of debt issuance costs	-	-
Proceeds from notes receivable secured by common shares	-	-
Proceeds from exercise of stock options	-	-
Net cash provided by financing activities	5,740	1,501
Net decrease in cash and cash equivalents	438	(547)
CASH AND CASH EQUIVALENTS
Beginning of period	695	1,886
End of period	$ 1,133	$ 1,339
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ 26	$ 2,840
Interest	$ 361	$ 293

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Note receivable in lieu of account receivable trade	$ 20	$ -
ACQUISITION OF COMPANIES
Working Capital surplus (deficit) acquired, net of cash
and cash equivalents received	(113)	(1,631)
Fair value of other assets acquired, principally property
and equipment	79	346
Goodwill	295	1,891
Minority interest	-	216
Long-term debt assumed	(107)	(881)
	$ 154	$ (59)

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

The Company sells some products for end users outside of the United States through domestic clean room contractors.  These sales are accounted for as domestic sales.  The Company also sells products through foreign distributors, primarily in Europe, the Pacific Rim and the Far East.  Sales through foreign distributors and its wholly owned foreign subsidiary total less than 5% of net sales.  Assets held outside the United States are negligible.

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.  In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows.  The results of operations and cash flows for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006.

Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of March 31, 2006, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2005	$(833)
Net change during the period related to cash flow hedges	126
Balance at March 31, 2006	$(707)

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

Principles of consolidation:

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Superior Diecutting, Inc. of which 50% is owned by two officers and directors and 50% is owned by other shareholders unrelated to the Company or any of its officers and directors and Air Filter Sales and Service, Inc. which is consolidated in accordance with FIN 46.

Note A.

Nature of Business and Interim Financial Statements - continued

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133."  The tax affected fair market value of the interest rate swaps of $707 at March 31, 2006 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses.  Advertising costs for the quarters ended March 31, 2006 and 2005 were, $662 and $623, respectively.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the three months ended March 31, 2006 and the year ended December 31, 2005:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2005	-	5,015	-	$1.50 - 8.60	-	$ 5.28
Granted	-	795	-	8.85 - 11.10	-	10.75
Exercised	-	(18)	-	1.74 - 1.74	-	2.54
Canceled or expired	-	-	-		-
Outstanding at December 31, 2005	-	5,792	-	1.50 - 8.60	-	5.28
Granted	-	-	-		-
Exercised	-	(35)	-	2.40 - 5.21	-	4.02
Canceled or expired	-	(10)	-	2.50 - 2.50	-	2.50
Outstanding at March 31, 2006	-	5,747	-	$1.50 - 11.10	-	$ 6.05
Exercisable at March 31, 2006	-	5,607	-	$1.50 - 11.10	-	$ 6.12

The options expire at various dates ranging from November 2006 through December 2010.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R effective beginning January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. The impact of adopting SFAS 123R for the three months ended March 31, 2006, was an increase of $17 to selling, general and administrative expenses.

For the three months ended March 31, 2005, the following table includes disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123:

In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2005:  Dividend rate of 0%; risk-free interest rate of 4.00%; expected lives of 5 years; and expected price volatility of 103%.

Three Months Ended
March 31,
2005
Net earnings, as reported	$2,460

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(771)

Pro forma net earnings	$1,689

Weighted-average common shares outstanding used for calculation of basic earnings per share	26,304

Total shares used for calculation of diluted net earnings per share	27,752

Basic earnings per share:
As reported	$0.09
Pro forma	$0.06

Diluted earnings per share:
As reported	$0.09
Pro forma	$0.06

Note B.

Inventories

Inventories consist of the following at March 31, 2006 and December 31, 2005:

	03/31/2006	12/31/2005

Finished goods	$ 26,423	$ 19,497
Work in progress	5,679	3,183
Raw materials	20,799	18,214
	52,901	40,894
Less allowances	1,576	1,476
	$ 51,325	$ 39,418

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented in "Item 1 – Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 31, 2005. The information set forth in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties.  Many factors, including those discussed below under "Factors That May Affect Future Results" and “Outlook” could cause actual results to differ materially from those contained in the forward-looking statements below.

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

Results of Operations for Three Months Ended March 31, 2006 Compared to March 31, 2005

The following table summarizes our results of operations as a percentage of net sales for the three months ended March 31, 2006 and 2005.

	Three Months Ended
	March 31,
	2006		2005

Net sales	$ 50,872	100.0%	$ 49,795	100.0%
Gross profit	11,494	22.6	11,013	22.1
Operating expenses	9,038	17.8	7,393	14.8
Operating income	2,456	4.8	3,620	7.3
Nonoperating income (expense)	591	1.2	(107)	(0.2)
Provision for income taxes	1,063	2.1	1,053	2.1
Net earnings	1,984	3.9	2,460	4.9

Net sales: Net sales for the first quarter of 2006 increased by $1,077, or 2.2%, to $50,872 from $49,795 for the first quarter of 2005.  Sales growth slowed during the first quarter due to a downturn in the retail sector as well as delays in shipping for containment.

Gross Profit: Gross profit for the first quarter of 2006 increased by $481, or 4.4%, to $11,494, which represented 22.6% of net sales, from $11,013, which represented 22.1% of net sales, for the first quarter of 2005.  The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs,  raw material costs, especially in the cost of metal. These costs were partially offset by vertical integration of certain manufacturing processes.

Operating expenses: Operating expenses for the first quarter of 2006 increased by $1,645, or 22.3%, to $9,038, representing 17.8% of net sales, from $7,393, representing 14.8% of net sales, for the first quarter of 2005.  The increase  in operating expenses was primarily due to a higher volume of sales.  The increase as a percentage of sales was primarily due to increased freight costs and a strategic decision to acquire several direct offices which resulted in increased selling costs.

Nonoperating income (expense):  Net nonoperating income for the first quarter of 2006 increased by $698, or 652.3%, to $591, representing 1.2% of net sales, from $(107), representing (.2)% of net sales, for the first quarter of 2005.  This increase was due to favorable litigation.

Provision for income taxes:  Our income tax provision for the quarter ended March 31, 2006 included the realization of tax credits and adjustments.  Excluding the realization of tax credits and adjustments, our provision for the three months of 2006 and 2005 were a blended state and federal rate of approximately 40% of pretax earnings.

Liquidity and Capital Resources

Our working capital was approximately $64,626 at March 31, 2006, compared to approximately $60,595 at December 31, 2005. This includes cash and cash equivalents of $1,133, at March 31, 2006 and $695 at December 31, 2005.

Our trade receivables decreased $4,839, or 9.7%, to $45,307 at March 31, 2006, from $50,146 at December 31, 2005. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 76 days at March 31, 2006 and 73 days at December 31, 2005. These ratios for day’s sales outstanding typically vary between 70 and 80 days, depending on timing differences in shipments and payments received.

Inventories at March 31, 2006 of $51,325 were higher than those at December 31, 2005 of $39,418.  The Company was able to maintain its on-time delivery and in stock percentages during the busiest time of the year.  Larger inventories also help smooth out labor requirements.

Our continuing operations consumed $56 of cash during the first quarter of 2006 and generated $157 of cash during the first quarter of 2005.  Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first and second quarters.  Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash during our first and second quarters because of increases in inventory.  Our financing activities provided $5,740 of cash during the first quarter of 2006, primarily consisting of borrowings on the line of credit offset by payments on other long term borrowings.  Our investing activities consumed $5,246 of cash during the first quarter of 2006, primarily used to purchase property and equipment.

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

In connection with the working capital credit facility and notes payable to a regional development authority and bank, the Company and its majority owned subsidiaries have agreed to certain restrictive covenants which include, among other things, restricting capital expenditures to less than $5,000 per year, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio.

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

On September 22, 2000, the Board of Directors authorized the repurchase of up to two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of May 4, 2006, 578,912 shares had been repurchased in the open market under this authorization.

Outlook

Unit shipments for the first quarter of 2006 were up compared to the first quarter of 2005. This, along with other indications that we have successfully increased our market share during the past year, indicates there is a trend toward replacing higher-performance pleated filters with less expensive filters.

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

During the past three years, we have captured additional market share among “big box” retailers like The Home Depot,  Wal Mart,  Tru Value and Do It Best, capitalizing on our ability to service national accounts from regional distribution centers and our improved on-time delivery performance. We anticipate additional market gains among these types of retailers during the next two years, and are introducing new products focused on their marketing and end-user requirements and will begin a national advertising program stressing the need to change your air filter to enhance a healthier living environment. Sales to these retail outlets, while seasonal, also tend to follow progress in the overall economy. Additional gains in market share may not have a significant impact on revenues without some recovery in the overall U.S. economy. Additionally, significant revenue enhancement to these customers is largely dependent upon the success of the new products we are introducing to this marketplace.

During the past three years, we introduced air filtration products which use the Arm &Hammer® and Lysol brand names.  The Lysol brand is being discontinued as it has been a negative experience and thus we are replacing that brand with Bioshield, a more effective anti-microbial. This will be a running change.  These products are expected to contribute to our expansion in the retail marketplace, but the extent to which they will do so, and their impact on the bottom line, is currently indeterminable.

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

The fair value of the Company's total long-term debt, including capital leases and current maturities of long-term debt, at March 31, 2006 was approximately $33,141. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at March 31, 2006. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  The tax effected fair market value of the interest rate swap of $707 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

Item 1A.

Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Factors That May Affect Future Results” in our Form 10-K for 2005 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2005 Annual Report and in this Form 10-Q.

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

Management Controls a Significant Percentage of Our Stock

As of May 4, 2006, our directors and executive officers beneficially held approximately 42.6% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 5,747,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $11.10 per share. The majority of these options are currently exercisable.  The exercise of these options may result in the issuance of stock at prices lower than we might otherwise be able to obtain.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds –

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan 1 – Jan 31, 2006	11,946	11.77	11,946	1,421,088
Feb 1 – Feb 28, 2006	––	––	––	1,421,088
Mar 1 – Mar 31, 2006	––	––	––	1,421,088
Total	11,946	11.77	11,946	1,421,088

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

(b)

Reports on Form 8-K

February 15, 2006 - Report on 8-K – Item 2.02.  Results of Operations and financial conditions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 4th day of May, 2006.

FLANDERS CORPORATION

By:     /s/ Steven K. Clark

Steven K. Clark

President, Chief Executive Officer and Director

By:     /s/ John W. Hodson

John W. Hodson

Chief Financial Officer