Form 10-Q
period 2006-06-30
FLANDERS CORP
filed 2006-07-31
CIK 799526

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

NO __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES  ___

NO   Ö

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 28, 2006.

26,340,408 shares of common stock, par value $.001 per share

(Title of Class)

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED June 30, 2006

PART I - FINANCIAL INFORMATION

Page

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for June 31, 2006 (unaudited) and

December 31, 2005

Consolidated Condensed Statements of Earnings (unaudited) for the three and six months ended June 30, 2006 and 2005

Consolidated Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2006 (unaudited) and the year ended December 31, 2005

Consolidated Condensed Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2006 and 2005

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

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
ASSETS	2006	2005
	(unaudited)
Current assets
Cash and cash equivalents	$ 898	$ 695
Receivables:
Trade, less allowance:
6/30/2006 $4,094; 12/31/2005 $4,018	55,321	50,146
Other	1,363	637
Inventories	51,599	39,418
Deferred taxes	3,260	3,260
Other current assets	7,385	1,673
Total current assets	119,826	95,829
Related party receivables	408	395
Property and equipment, less accumulated depreciation: 6/30/2006
$61,074; 12/31/2005 $63,498	68,699	67,618
Intangible assets, less accumulated amortization: 6/30/2006
$1,154; 12/31/2005 $1,042	6,006	5,800
Other assets	2,309	2,574
	$ 197,248	$ 172,216
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 4,081	$ 3,561
Accounts payable	26,110	13,436
Income tax liability	6,108	3,063
Accrued expenses	16,176	15,174
Total current liabilities	52,475	35,234
Long-term capital lease obligations, less current maturities	1,675	2,023
Long-term debt, less current maturities	26,351	21,709
Long-term liabilities, other	1,020	1,392
Minority Interest	95	-
Deferred taxes	5,578	6,324
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,340 and 26,317 shares in June 2006 and
December 2005, respectively	26	26
Additional paid-in capital	90,758	90,758
Notes receivable - secured by common shares	(7,205)	(6,987)
Accumulated other comprehensive loss	(615)	(833)
Retained earnings	27,090	22,570
	110,054	105,534
	$ 197,248	$ 172,216

FlANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands, except per share data)
 (unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$ 60,765	$ 55,548	$ 111,637	$ 105,343
Cost of goods sold	46,960	41,917	86,338	80,699
Gross profit	13,805	13,631	25,299	24,644
Operating expenses	11,178	8,405	20,216	15,798
Operating income	2,627	5,226	5,083	8,846
Nonoperating income (expense):
Other income, net	365	329	1,410	618
Interest expense	(495)	(411)	(949)	(807)
	(130)	(82)	461	(189)

Earnings before income taxes	2,497	5,144	5,544	8,657
Provision for income taxes	855	1,680	1,918	2,733

Income before extraordinary item	1,642	3,464	3,626	5,924
Extraordinary gain on Fire (net of taxes)	894	-	894	-
Net earnings	$ 2,536	$ 3,464	$ 4,520	$ 5,924
Income before extraordinary item Basic earnings per share	$ 0.07	$ 0.13	$ 0.14	$ 0.23
Extraordinary item	$ 0.03	$ -	$ 0.03	$ -
Net earnings per share	$ 0.10	$ 0.13	$ 0.17	$ 0.23

Income before extraordinary item Diluted earnings per share	$ 0.06	$ 0.12	$ 0.13	$ 0.21
Extraordinary item	$ 0.03	$ -	$ 0.03	$ -
Net earnings per share	$ 0.09	$ 0.12	$ 0.16	$ 0.21
Weighted average common shares outstanding
Basic	26,338	26,309	26,339	26,306
Diluted	27,950	27,722	27,891	27,737

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Notes	Comprehensive	Retained
	Stock	Capital	Receivable	(Loss)	Earnings	Total
Balance, January 1, 2005	$ 26	$ 90,758	$ (6,650)	$ (1,037)	$ 10,064	$ 93,161
Accrued interest on notes receivable secured by common shares	-	-	(337)	-	-	(337)
Proceeds from notes receivable secured by common shares (unaudited)	-	-	-	-	-	-
Purchase & Retirement of Common Shares	-	(46)	-	-	-	(46)
Common Shares issued from exercise of stock options	-	46	-	-	-	46
Comprehensive earnings
Net Earnings	-	-	-	-	12,506	12,506
Gain on cash flow hedges	-	-	-	204	-	204
Total comprehensive earnings, net of tax	-	-	-	-	-	12,710
Balance, December 31, 2005	26	90,758	(6,987)	(833)	22,570	105,534
Accrued interest on notes receivable secured by common shares (unaudited)	-	-	(218)	-	-	(218)
Purchase & Retirement of Common Shares	-	(141)
Common Shares issued from exercise of stock options	-	141
Comprehensive earnings
Net earnings (unaudited)	-	-	-	-	4,520	4,520
Income on cash flow hedges (unaudited)	-	-	-	218	-	218
Total comprehensive earnings, net of tax (unaudited)	-	-	-	-	-	4,738
Balance, June 30, 2006 (unaudited)	$ 26	$ 90,758	$ (7,205)	$ (615)	$ 27,090	$ 110,054

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$ 3,313	$ (3,054)	$ 3,257	$ (2,897)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	-	(348)	(154)	(289)
Purchase of property and equipment	(2,602)	(1,496)	(7,814)	(3,552)
Proceeds from sale of property and equipment	16	72	56	158
(Increase) Decrease in notes receivables	6	(5)	(13)	(9)
Decrease in other assets	66	121	165	282
Purchase of technology	-	-	-	(451)
Net cash used in investing activities	(2,514)	(1,656)	(7,760)	(3,861)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(1,018)	(640)	(1,676)	(1,235)
Net (payments on) proceeds from revolving credit agreement	(16)	5,415	6,382	7,511
Net cash provided by (used in) financing activities	(1,034)	4,775	4,706	6,276
Net increase (decrease) in cash and cash equivalents	(235)	65	203	(482)
CASH AND CASH EQUIVALENTS
Beginning of period	1,133	1,339	695	1,886
End of period	$ 898	$ 1,404	$ 898	$ 1,404
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ 118	$ 1,254	$ 144	$ 4,093
Interest	$ 433	$ 339	$ 794	$ 632

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Note receivable in lieu of account receivable trade	$ -	$ -	$ 20	$ -
Line of credit converted to a term note	$ 4	$ -	$ 4	$ -
ACQUISITION OF COMPANIES
Working Capital surplus (deficit) acquired, net of cash
and cash equivalents received	-	204	(113)	(1,428)
Fair value of other assets acquired, principally property
and equipment	-	66	79	412
Goodwill	-	79	295	1,970
Minority interest	-	-	-	216
Long-term debt assumed	-	-	(107)	(881)
	$ -	$ 349	$ 154	$ 289

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

The Company has one reportable segment which is air filtration systems.

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.  In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows.  The results of operations and cash flows for the three and six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006.

Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of June 30, 2006, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2005	$(833)
Net change during the period related to cash flow hedges	218
Balance at June 30, 2006	$(615)

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

Principles of consolidation:

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Superior Diecutting, Inc. of which 50% is owned by two officers and directors and 50% is owned by other shareholders unrelated to the Company or any of its officers and directors and Air Filter Sales and Service, Inc. which is consolidated in accordance with FIN 46.  The Company is the primary beneficiary of Superior Diecutting, Inc. and Air Filter Sales and Service, Inc., which both qualify as a variable interest entity.  Accordingly, the assets and liabilities and revenues and expenses of both companies have been included in the accompanying consolidated financial statements.  Superior Diecutting, Inc. is a manufacturer of the cardboard frame around some of the Company’s air filtration products.  This frame provides the air filter media with additional stability.  Air Filter Sales and Service, Inc. is a direct sales office of the Company which sells air filtration products of the Company to end users.  As of June 30, 2006, Superior Diecutting, Inc. and Air Filter Sales and Service, Inc. had assets of $12,496 and $881, liabilities of $9,259 and $791, revenues of $11,213 and $1,416, and expenses of $9,949 and $1,458, respectively.  Creditors and beneficial holders of Superior Diecutting, Inc. and Air Filter Sales and Service, Inc have no recourse to the assets or general credit of the Company.

Note A.

Nature of Business and Interim Financial Statements - continued

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133."  The tax affected fair market value of the interest rate swaps of $615 at June 30, 2006 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

Revenue recognition:

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

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses.  Advertising costs for the quarters ended June 30, 2006 and 2005 were, $792 and $656, respectively.

Reclassifications:

Certain reclassifications to the 2005 financial information have been made to conform to the 2006 presentation of the consolidated condensed balance sheet.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the six months ended June 30, 2006 and the year ended December 31, 2005:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2005	-	5,015	-	$1.50 - 8.60	-	$ 5.28
Granted	-	795	-	8.85 - 11.10	-	10.75
Exercised	-	(18)	-	1.74 - 1.74	-	2.54
Canceled or expired	-	-	-		-
Outstanding at December 31, 2005	-	5,792	-	1.50 - 8.60	-	5.28
Granted	-	-	-		-
Exercised	-	(35)	-	2.40 - 5.21	-	4.02
Canceled or expired	-	(10)	-	2.50 - 2.50	-	2.50
Outstanding at June 30, 2006	-	5,747	-	$1.50 - 11.10	-	$ 6.05
Exercisable at June 30, 2006	-	5,687	-	$1.50 - 11.10	-	$ 6.07

The options expire at various dates ranging from November 2006 through December 2010.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R effective beginning January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date.   Prior to the adoption of SFAS 123(R) we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for stock option grants.

Compensation cost is also recognized for the unvested portion of awards granted prior to adoption.  Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect.

As a result of adopting SFAS 123(R), our earnings before income taxes and net earnings for the three month period ended June 30, 2006 were $26 and $15 lower, respectively, than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants. Our basic and diluted earnings per share for the quarter ended June 30, 2006 did not change.

The impact of adopting SFAS 123R for the three and six months ended June 30, 2006, was an increase of $15 and $33 to selling, general and administrative expenses.

As of June 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was $21, which is expected to be recognized over a weighted average period of approximately 8.9 months.

For the three and six months ended June 30, 2005, the following table includes disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123:

In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2005:  Dividend rate of 0%; risk-free interest rate of 4.00%; expected lives of 5 years; and expected price volatility of 103%.

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net earnings, as reported	$3,464	$5,924

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	-	(771)

Pro forma net earnings	$3,464	$5,153

Weighted-average common shares outstanding used for calculation of basic earnings per share	26,309	26,306

Total shares used for calculation of diluted net earnings per share	27,722	27,737

Basic earnings per share:
As reported	$0.13	$0.23
Pro forma	$0.13	$0.20

Diluted earnings per share:
As reported	$0.12	$0.21
Pro forma	$0.12	$0.19

The following table represents our nonvested stock option activity for the three months ended June 30, 2006:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value

Nonvested options - March 31, 2006	140	$ 2.53

Granted	-	$ -
Vested	(80)	$ 1.71
Forfeited	-	$ -

Nonvested options - June 30, 2006	60	$ 3.62

The aggregate intrinsic value of options outstanding at June 30, 2006, based on the Company’s closing stock price of $10.03 as of the last business day of the period ended June 30, 2006, which would have been received by the optionees had all options been exercised on that date was $23,586.  The aggregate intrinsic value of options exercisable at June 30, 2006, based on the Company’s closing stock price of $10.03 as of the last business day of the period ended June 30, 2006, which would have been received by the optionees had all options exercisable been exercised on that date was $23,284.  The aggregate intrinsic value of options exercised during the six months ended June 30, 2006 was $271.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Note B.

Inventories

Inventories consist of the following at June 30, 2006 and December 31, 2005:

	6/30/06	12/31/05

Finished goods	$ 25,505	$ 19,497
Work in progress	4,630	3,183
Raw materials	23,117	18,214
	53,252	40,894
Less allowances	1,653	1,476
	$ 51,599	$ 39,418

Note C.

Pledged Assets and Debt

The Company entered into a new term note with Bank of America for $4 million with an interest rate of LIBOR plus 2.5% to 3.0% dependent on the fixed charge coverage ratio.  The note is due in monthly payments of $83.3 beginning in August 2006 and due in full by October 2008.  The proceeds were used to pay down the line of credit.

Note D.

Extraordinary Gain on Fire

In April 2006, a manufacturing facility in Texas was destroyed by fire.  The extraordinary gain of $894 (net of income taxes of $596 ) represents that portion of the insurance proceeds that exceeded the book value of the assets destroyed by the fire.

Note E.

Income Taxes

The IRS is currently examining the Company's federal income tax returns of 2002, 2003, and 2004. The IRS has proposed certain changes resulting in additional liabilities due. The Company disagrees with the proposed changes and is vigorously contesting these proposed changes and believes any final changes will be immaterial.

Note F.

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

Results of Operations for Three Months Ended June 30, 2006 Compared to June 30, 2005

The following table summarizes our results of operations as a percentage of net sales for the three months ended June 30, 2006 and 2005.

	Three Months Ended
	June 30,
	2006		2005

Net sales	$ 60,765	100.0%	$ 55,548	100.0%
Gross profit	13,805	22.7	13,631	24.5
Operating expenses	11,178	18.4	8,405	15.1
Operating income	2,627	4.3	5,226	9.4
Nonoperating income (expense)	(130)	(0.2)	(82)	(0.1)
Provision for income taxes	855	1.4	1,680	3.0
Net earnings	2,536	4.2	3,464	6.2

Net sales: Net sales for the second quarter of 2006 increased by $5,217, or 9.4%, to $60,765 from $55,548 for the second quarter of 2005.  Sales growth slowed during the second quarter due to a downturn in the retail sector as well as delays in shipping for containment.  The overall market demand increased during the last quarter.  The Company introduced  two new products, EnergyAire and our new nested product which increased sales but was offset by the plant fire in Texas which reduced manufacturing capacity.

Gross Profit: Gross profit for the second quarter of 2006 increased by $174, or 1.3%, to $13,805, which represented 22.7% of net sales, from $13,631, which represented 24.5% of net sales, for the second quarter of 2005.  The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs,  raw material costs, especially in the cost of metal. These costs were partially offset by vertical integration of certain manufacturing processes.  In addition, gross profit during the last quarter has decreased due to the start up of new production lines for the EnergyAire and nested filters.  Additionally, the plant fire in Texas increased overall cost of production.

Operating expenses: Operating expenses for the second quarter of 2006 increased by $2,773, or 33.0%, to $11,178, representing 18.4% of net sales, from $8,405, representing 15.1% of net sales, for the second quarter of 2005.  The increase  in operating expenses was primarily due to a higher volume of sales.  The increase as a percentage of sales was primarily due to increased freight costs of $945 or 1.7% of net sales and increased salaries and commissions, primarily to salesmen, of $629 or 1.3% of net sales.

Nonoperating income (expense):  Net nonoperating expense for the second quarter of 2006 increased by $(48), or 58.5%, to $(130), representing (.2%) of net sales, from $(82), representing (.1)% of net sales, for the second quarter of 2005.

Provision for income taxes:  Our income tax provision for the quarter ended June 30, 2006 included the realization of tax credits and adjustments.  Excluding the realization of tax credits and adjustments, our provision for the three months of 2006 and 2005 were a blended state and federal rate of approximately 40% of pretax earnings.

Results of Operations for Six Months Ended June 30, 2006 Compared to June 30, 2005

The following table summarizes our results of operations as a percentage of net sales for the three months ended June 30, 2006 and 2005.

	Six Months Ended
	June 30,
	2006		2005

Net sales	$ 111,637	100.0%	$ 105,343	100.0%
Gross profit	25,299	22.7	24,644	23.4
Operating expenses	20,216	18.1	15,798	15.0
Operating income	5,083	4.6	8,846	8.4
Nonoperating income (expense)	461	0.4	(189)	(0.2)
Provision for income taxes	1,918	1.7	2,733	2.6
Net earnings	4,520	4.0	5,924	5.6

Net sales: Net sales for the first half of 2006 increased by $6,294, or 6.0%, to $111,637 from $105,343 for the first half of 2005.  Sales growth slowed during the first half due to a downturn in the retail sector as well as delays in shipping for containment.  The overall market demand increased during the last six months.  The Company introduced  two new products, EnergyAire and our new nested product which increased sales but was offset by the plant fire in Texas which reduced manufacturing capacity.

Gross Profit: Gross profit for the first half of 2006 increased by $655, or 2.7%, to $25,299, which represented 22.7% of net sales, from $24,644, which represented 23.4% of net sales, for the first half of 2005.  The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs,  raw material costs, especially in the cost of metal. These costs were partially offset by vertical integration of certain manufacturing processes.  In addition, gross profit during the last six months has decreased due to the start up of new production lines for the EnergyAire and nested filters.  Additionally, the plant fire in Texas increased overall cost of production.

Operating expenses: Operating expenses for the first half of 2006 increased by $4,418, or 28.0%, to $20,216, representing 18.1% of net sales, from $15,798, representing 15.0% of net sales, for the first half of 2005.  The increase  in operating expenses was primarily due to a higher volume of sales.  The increase as a percentage of sales was primarily due to increased freight costs of $1,346 or 1.3% of net sales and increased salaries and commissions, primarily to salesmen, of $1,094 or 1.0% of net sales.

Nonoperating income (expense):  Net nonoperating income for the first half of 2006 increased by $650, or 343.9%, to $461, representing .4% of net sales, from $(189), representing (.2)% of net sales, for the first half of 2005.  This increase was due to favorable litigation.

Provision for income taxes:  Our income tax provision for the quarter ended June 30, 2006 included the realization of tax credits and adjustments.  Excluding the realization of tax credits and adjustments, our provision for the three months of 2006 and 2005 were a blended state and federal rate of approximately 40% of pretax earnings.

Liquidity and Capital Resources

Our working capital was approximately $67,351 at June 30, 2006, compared to approximately $60,595 at December 31, 2005. This includes cash and cash equivalents of $898, at June 30, 2006 and $695 at December 31, 2005.

Our trade receivables increased $5,175, or 10.3%, to $55,321 at June 30, 2006, from $50,146 at December 31, 2005. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 82 days at June 30, 2006 and 73 days at December 31, 2005. These ratios for day’s sales outstanding typically vary between 75 and 85 days, depending on timing differences in shipments and payments received.

Inventories at June 30, 2006 of $51,599 were higher than those at December 31, 2005 of $39,418.  The Company was able to maintain its on-time delivery and in stock percentages during the busiest time of the year.  Larger inventories also help smooth out labor requirements.

Our continuing operations generated $3,257 of cash during the second quarter of 2006 and consumed $3,054 of cash during the second quarter of 2005.  Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first and second quarters.  Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash during our first and second quarters because of increases in inventory.  Our financing activities consumed $1,034 of cash during the second quarter of 2006, primarily consisting of payments on the line of credit offset by other long term borrowings.  Our investing activities consumed $2,514 of cash during the second quarter of 2006, primarily used to purchase property and equipment.

We currently have a credit facility with Bank of America.  The $44 million facility consists of a $7 million term loan, a $4 million term loan and a $33 million revolving credit line, all of which expire on October 17, 2008. The term loan bears interest, at our option, at either (i) LIBOR plus between 2.5% and 3%, dependent on the Company's fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or Bank of America's base rate, plus between 0.5% and 1%, dependent on the Company's fixed charge coverage during the prior twelve months. The Company qualified for a rate reduction to 0.5% during October 2003.  The $33 million revolving credit facility bears interest at 0.25% less than the term loan. Up to $11 million of the revolving credit facility may be used to issue letters of credit. The facility is collateralized by substantially all of the Company's assets. The line of credit agreement requires maintenance of certain financial ratios, and restricts dividends and share repurchases.  There are no prepayment penalties on any of the credit facilities with Bank of America Corporation.

In connection with the working capital credit facility and notes payable to a regional development authority and bank, the Company and its majority owned subsidiaries have agreed to certain restrictive covenants which include, among other things, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio.  The Company is currently in compliance with all debt covenants.

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

The extraordinary gain recorded, due to the fire that occurred in the Texas manufacturing facility, was calculated as the gain on the portion of the insurance proceeds relating to the building that was destroyed by the fire ($3.4 ), that exceeded the book value of the building ($1.4) less an insurance deductible ($.5), net of taxes ($.6).  This extraordinary item will be subject to change as the insurance claims process progresses for the other components of the claim.  In addition, as a result of the fire and the ensuing insurance claim, the Company reclassed certain long term assets destroyed by the fire to current assets totaling $1.4.

On September 22, 2000, the Board of Directors authorized the repurchase of up to two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of July 28, 2006, 578,912 shares had been repurchased in the open market under this authorization.

Outlook

Unit shipments for the second quarter of 2006 were up compared to the second quarter of 2005. This, along with other indications that we have successfully increased our market share during the past year, indicates there is a trend toward replacing higher-performance pleated filters with less expensive filters.

The U.S. manufacturing sector, which are the major users for most of our wholesale and industrial air filtration products, was flat  through the second quarter of 2006.  This has resulted in intensifying competition among companies supplying products to manufacturers.  We believe wholesale and industrial filter companies are experiencing a wave of consolidation, as weaker companies try to compete in a shrinking market created by the current manufacturing climate.  We anticipate that our financial stability, manufacturing capacity and delivery performance will enable us to acquire a leading market position in industrial and wholesale filter products as this process continues.

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

The fair value of the Company's total long-term debt, including capital leases and current maturities of long-term debt, at June 30, 2006 was approximately $32,107. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at June 30, 2006. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  The tax effected fair market value of the interest rate swap of $615 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

Management Controls a Significant Percentage of Our Stock

As of July 28, 2006, our directors and executive officers beneficially held approximately 42.6% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds –

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr 1 – Apr 30, 2006	––	––	––	1,421,088
May 1 – May 31, 2006	––	––	––	1,421,088
June 1 – June 30, 2006	––	––	––	1,421,088
Total	––	––	––	1,421,088

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

(b)

Reports on Form 8-K

April 24, 2006 - Report on 8-K – Item 2.02.  Results of Operations and financial conditions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 28th day of July, 2006.

FLANDERS CORPORATION

By:     /s/ Steven K. Clark

Steven K. Clark

President, Chief Executive Officer and Director

By:     /s/ John W. Hodson

John W. Hodson

Chief Financial Officer