Form 10-Q/A
period 2006-06-30
FLANDERS CORP
filed 2006-08-28
CIK 799526

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

(Title of Class)

Explanatory Note:

This amendment No.1 to Form 10-Q on behalf of Flanders Corporation for the period ended June 30, 2006, is filed to indicate that insurance proceeds received due to fire are being reclassed to investing activities on the Consolidated Condensed Statements of Cash Flow. No other changes are made to this filing.

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

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$410	$ (3,054)	$354	$ (2,897)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	-	(348)	(154)	(289)
Purchase of property and equipment	(2,602)	(1,496)	(7,814)	(3,552)
Proceeds from sale of property and equipment	16	72	56	158
Procees from insurance claim on building	2,903	-	2,903	-
(Increase) Decrease in notes receivables	6	(5)	(13)	(9)
Decrease in other assets	66	121	165	282
Purchase of technology	-	-	-	(451)
Net cash provided by (used in) investing activities	389	(1,656)	(4,857)	(3,861)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(1,018)	(640)	(1,676)	(1,235)
Net (payments on) proceeds from revolving credit agreement	(16)	5,415	6,382	7,511
Net cash provided by (used in) financing activities	(1,034)	4,775	4,706	6,276
Net increase (decrease) in cash and cash equivalents	(235)	65	203	(482)
CASH AND CASH EQUIVALENTS
Beginning of period	1,133	1,339	695	1,886
End of period	$ 898	$ 1,404	$ 898	$ 1,404
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ 118	$ 1,254	$ 144	$ 4,093
Interest	$ 433	$ 339	$ 794	$ 632

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Note receivable in lieu of account receivable trade	$ -	$ -	$ 20	$ -
Line of credit converted to a term note	$ 4	$ -	$ 4	$ -
ACQUISITION OF COMPANIES
Working Capital surplus (deficit) acquired, net of cash
and cash equivalents received	-	204	(113)	(1,428)
Fair value of other assets acquired, principally property
and equipment	-	66	79	412
Goodwill	-	79	295	1,970
Minority interest	-	-	-	216
Long-term debt assumed	-	-	(107)	(881)
	$ -	$ 349	$ 154	$ 289

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

Our continuing operations generated $410 of cash during the second quarter of 2006 and consumed $3,054 of cash during the second quarter of 2005.  Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first and second quarters.  Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash during our first and second quarters because of increases in inventory.  Our financing activities consumed $1,034 of cash during the second quarter of 2006, primarily consisting of payments on the line of credit offset by other long term borrowings.  Our investing activities generated $389 of cash during the second quarter of 2006, primarily due to insurance proceeds received offset by cash used to purchase property and equipment.

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