Form 10-K/A
period 2005-12-31
FLANDERS CORP
filed 2006-09-12
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO.2

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

Explanatory Note:
This Amendment No.2 on Form 10-K amends in certain technical respects Item 9A - Controls and Procedures to separately state that as of December 31, 2005 our Chief Financial Officer and Chief Executive Officer concluded our disclosure controls and procedures were adequate and that no changes in our internal controls over financial reporting occurred during the year ended December 31, 2005 that materially affected or are likely to materially affect our internal control over financial reporting. Also includes, as an exhibit to the filing, a stock option agreement to John Hodson. All other information contained in this Annual Report on Form 10-K/A remains unchanged.

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

Item 8.

Financial Statements and Supplementary Data

Beginning at page F-1.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2005 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2005, our disclosure controls and procedures were effective.

The term “disclosure controls and procedures,” as defined under the Exchange Act, means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

  Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

  MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting determined to be effective can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on the COSO criteria and our management’s evaluation, our management believes our internal control over financial reporting as of December 31, 2005 was effective.

Our independent registered public accounting firm, Pender Newkirk & Co., LLC, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on management’s assessment of our internal control over financial reporting as well as on the effectiveness of our internal control over financial reporting. This report appears in this Annual Report on Form 10-K.

  Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

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

10.30

Stock Option Agreement between Flanders Corporation and John Hodson dated December 7, 2005, filed with Form 10-K dated December 31, 2005, incorporated by reference.

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