Form 10-K/A
period 2005-12-31
FLANDERS CORP
filed 2006-09-15
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO.3

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

Explanatory Note:
This amendment on Form 10-K/A Amendment No.2 includes Exhibit 31 - Certification 302 of the Sarbanes-Oxley Act of 2002 and Exhibit 32 – Certification 906 of the Sarbanes-Oxley Act of 2002. The Form 10-K/A Amendment No.2 did not include these certifications. All other information contained in this Annual Report on Form 10-K/A Amendment No.2 is as of the date of the original filing.

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

Dated this 15th day of September, 2006.

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

Signature	Title	Date
/s/ Steven K.Clark Steven K. Clark	President, Chief Executive Officer And Director	September 15, 2006
/s/ John W. Hodson John W. Hodson	Chief Financial Officer	September 15, 2006
/s/ William Mitchum, Jr. William Mitchum, Jr.	Director	September 15, 2006
/s/ Robert Kelly Barnhill, Sr. Robert Kelly Barnhill, Sr.	Director	September 15, 2006
/s/ David M Mock David M. Mock	Director	September 15, 2006

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