Form 10-Q
period 2006-09-30
FLANDERS CORP
filed 2006-10-27
CIK 799526

  UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

YES  __

NO   Ö

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 23, 2006.

26,340,408 shares of common stock, par value $.001 per share

(Title of Class)

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED September 30, 2006

PART I - FINANCIAL INFORMATION

Page

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for September 30, 2006 (unaudited) and

December 31, 2005

Consolidated Condensed Statements of Earnings (unaudited) for the three and nine months ended September 30, 2006 and 2005

Consolidated Condensed Statements of Stockholders’ Equity for the nine months ended September 30, 2006 (unaudited) and the year ended December 31, 2005

Consolidated Condensed Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2006 and 2005

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

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	September 30,	December 31,
ASSETS	2006	2005
	(unaudited)
Current assets
Cash and cash equivalents	$ 1,978	$ 695
Receivables:
Trade, less allowance:
9/30/2006 $4,313; 12/31/2005 $4,018	57,945	50,146
Other	1,178	637
Inventories	54,181	39,418
Deferred taxes	3,261	3,260
Other current assets	13,106	1,673
Total current assets	131,649	95,829
Related party receivables	415	395
Property and equipment, less accumulated depreciation: 9/30/2006
$62,766; 12/31/2005 $63,498	74,001	67,618
Intangible assets, less accumulated amortization: 9/30/2006
$1,018; 12/31/2005 $1,042	5,965	5,800
Other assets	2,095	2,574
	$ 214,125	$ 172,216
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 3,553	$ 3,561
Accounts payable	24,501	13,436
Income tax liability	4,025	3,063
Accrued expenses	23,779	15,174
Total current liabilities	55,858	35,234
Long-term capital lease obligations, less current maturities	1,525	2,023
Long-term debt, less current maturities	30,487	21,709
Long-term liabilities, other	1,202	1,392
Minority Interest	95	-
Deferred taxes	8,896	6,324
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,340 and 26,317 shares in September 2006 and
December 2005, respectively	26	26
Additional paid-in capital	90,758	90,758
Notes receivable - secured by common shares	(7,325)	(6,987)
Accumulated other comprehensive loss	(721)	(833)
Retained earnings	33,324	22,570
	116,062	105,534
	$ 214,125	$ 172,216

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	$ 66,400	$ 63,364	$ 178,037	$ 168,707
Cost of goods sold	52,948	48,795	139,286	129,494
Gross profit	13,452	14,569	38,751	39,213
Operating expenses	10,756	9,794	30,972	25,592
Operating income	2,696	4,775	7,779	13,621
Nonoperating income (expense):
Other income, net	562	366	1,972	984
Interest expense	(540)	(494)	(1,489)	(1,301)
	22	(128)	483	(317)

Earnings before income taxes	2,718	4,647	8,262	13,304
Provision for income taxes	937	939	2,855	3,672

Income before extraordinary item	1,781	3,708	5,407	9,632
Extraordinary gain on Fire (net of taxes)	4,453	-	5,347	-
Net earnings	$ 6,234	$ 3,708	$ 10,754	$ 9,632
Income before extraordinary item Basic earnings per share	$ 0.07	$ 0.14	$ 0.21	$ 0.37
Extraordinary item	$ 0.17	$ -	$ 0.20	$ -
Net earnings per share	$ 0.24	$ 0.14	$ 0.41	$ 0.37

Income before extraordinary item Diluted earnings per share	$ 0.07	$ 0.13	$ 0.20	$ 0.34
Extraordinary item	$ 0.16	$ -	$ 0.19	$ -
Net earnings per share	$ 0.23	$ 0.13	$ 0.39	$ 0.34
Weighted average common shares outstanding
Basic	26,340	26,311	26,190	26,308
Diluted	27,654	27,863	27,563	27,779

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Notes	Comprehensive	Retained
	Stock	Capital	Receivable	(Loss)	Earnings	Total
Balance, January 1, 2005	$ 26	$ 90,758	$ (6,650)	$ (1,037)	$ 10,064	$ 93,161
Accrued interest on notes receivable secured by common shares	-	-	(337)	-	-	(337)
Proceeds from notes receivable secured by common shares (unaudited)	-	-	-	-	-	-
Purchase & Retirement of Common Shares	-	(46)	-	-	-	(46)
Common Shares issued from exercise of stock options	-	46	-	-	-	46
Comprehensive earnings
Net Earnings	-	-	-	-	12,506	12,506
Gain on cash flow hedges	-	-	-	204	-	204
Total comprehensive earnings, net of tax	-	-	-	-	-	12,710
Balance, December 31, 2005	26	90,758	(6,987)	(833)	22,570	105,534
Accrued interest on notes receivable secured by common shares (unaudited)	-	-	(338)	-	-	(338)
Purchase & Retirement of Common Shares	-	(141)				(141)
Common Shares issued from exercise of stock options	-	141				141
Comprehensive earnings
Net earnings (unaudited)	-	-	-	-	10,754	10,754
Income on cash flow hedges (unaudited)	-	-	-	112	-	112
Total comprehensive earnings, net of tax (unaudited)	-	-	-	-	-	10,866
Balance, September 30, 2006 (unaudited)	$ 26	$ 90,758	$ (7,325)	$ (721)	$ 33,324	$ 116,062

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$ (1,052)	$ 4,648	$ (698)	$ 1,751
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	-	(1,163)	(154)	(1,452)
Purchase of property and equipment	(7,466)	(2,065)	(15,280)	(5,617)
Proceeds from sale of property and equipment	241	-	297	158
Proceeds from insurance claim on building	5,785	-	8,688	-
Increase in notes receivables	(7)	(6)	(20)	(15)
Decrease in other assets	120	102	285	384
Purchase of technology	-	-	-	(451)
Net cash provided by (used in) investing activities	(1,327)	(3,132)	(6,184)	(6,993)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(1,301)	(681)	(2,977)	(1,916)
Net (payments on) proceeds from revolving credit agreement	4,760	(629)	11,142	6,882
Net cash provided by (used in) financing activities	3,459	(1,310)	8,165	4,966
Net increase (decrease) in cash and cash equivalents	1,080	206	1,283	(276)
CASH AND CASH EQUIVALENTS
Beginning of period	898	1,404	695	1,886
End of period	$ 1,978	$ 1,610	$ 1,978	$ 1,610
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ 1,776	$ 1,056	$ 1,920	$ 5,150
Interest	$ 572	$ 949	$ 1,366	$ 1,185

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Note receivable in lieu of account receivable trade	$ -	$ -	$ 20	$ -
Line of credit converted to a term note	$ 4	$ -	$ 4	$ -
ACQUISITION OF COMPANIES
Working Capital surplus (deficit) acquired, net of cash
and cash equivalents received	-	300	(113)	(1,128)
Fair value of other assets acquired, principally property
and equipment	-	15	79	427
Goodwill	-	848	295	2,818
Minority interest	-	-	-	216
Long-term debt assumed	-	-	(107)	(881)
	$ -	$ 1,163	$ 154	$ 1,452

Note A.

Nature of Business and Interim Financial Statements

Nature of business:

The Company designs, manufactures and markets air filters and related products, and is focused on providing  environmental filtration systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors, pharmaceuticals and nuclear related activities. The Company also designs and manufactures much of its own production equipment to automate processes to decrease labor costs associated with its standard products. The Company also produces various fiber and glass-based air filter media for many of its products.  These medias include various grades of HEPA media, pleat media and Modigliani glass media.  The vast majority of the Company’s current revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.  In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows.  The results of operations and cash flows for the three and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006.

Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of September 30, 2006, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2005	$(833)
Net change during the period related to cash flow hedges	112
Balance at September 30, 2006	$(721)

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

Principles of consolidation:

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Superior Diecutting, Inc. of which 50% is owned by two officers and directors and 50% is owned by other shareholders unrelated to the Company or any of its officers and directors and Air Filter Sales and Service, Inc. which is consolidated in accordance with FIN 46.  The Company is the primary beneficiary of Superior Diecutting, Inc. and Air Filter Sales and Service, Inc., which both qualify as a variable interest entity.  Accordingly, the assets and liabilities and revenues and expenses of both companies have been included in the accompanying consolidated financial statements.  Superior Diecutting, Inc. is a manufacturer of the cardboard frame around some of the Company’s air filtration products.  This frame provides the air filter media with additional stability.  Air Filter Sales and Service, Inc. is a direct sales office of the Company which sells air filtration products of the Company to end users.  As of September 30, 2006, Superior Diecutting, Inc. and Air Filter Sales and Service, Inc. had assets of $13,401 and $840, liabilities of $9,486 and $713, revenues of $18,097 and $2,177, and expenses of $16,243 and $2,020, respectively.  Creditors and beneficial holders of Superior Diecutting, Inc. and Air Filter Sales and Service, Inc have no recourse to the assets or general credit of the Company.

Note A.

Nature of Business and Interim Financial Statements - continued

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133."  The tax affected fair market value of the interest rate swaps of $721 at September 30, 2006 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

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

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses.  Advertising costs for the quarters ended September 30, 2006 and 2005 were, $704 and $724, respectively.

Reclassifications:

Certain reclassifications to the 2005 financial information have been made to conform to the 2006 presentation of the consolidated condensed balance sheet.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the nine months ended September 30, 2006 and the year ended December 31, 2005:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2005	-	5,015	-	$1.50 - 8.60	-	$ 5.28
Granted	-	795	-	8.85 - 11.10	-	10.75
Exercised	-	(18)	-	1.74 - 1.74	-	2.54
Canceled or expired	-	-	-		-
Outstanding at December 31, 2005	-	5,792	-	1.50 - 8.60	-	5.28
Granted	-	-	-		-
Exercised	-	(35)	-	2.40 - 5.21	-	4.02
Canceled or expired	-	(10)	-	2.50 - 2.50	-	2.50
Outstanding at September 30, 2006	-	5,747	-	$1.50 - 11.10	-	$ 6.05
Exercisable at September 30, 2006	-	5,687	-	$1.50 - 11.10	-	$ 6.07

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

As a result of adopting SFAS 123(R), our earnings before income taxes and net earnings for the three month period ended September 30, 2006 were $17 and $11 lower, respectively, than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants. Our basic and diluted earnings per share for the quarter ended September 30, 2006 did not change.

The impact of adopting SFAS 123R for the three and nine months ended September 30, 2006, was an increase of $11 and $44 to selling, general and administrative expenses.

As of September 30, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was $3, which is expected to be recognized over a weighted average period of approximately .5 months.

For the three and nine months ended September 30, 2005, the following table includes disclosures required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” and illustrates the effect on net earnings and net earnings per share as if we had applied the fair value recognition provisions of SFAS No. 123:

In determining the pro forma amounts below, the value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2005:  Dividend rate of 0%; risk-free interest rate of 4.00%; expected lives of 5 years; and expected price volatility of 103%.

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net earnings, as reported	$ 3,708	$ 9,632

Deduct: Total stock based employee compensation expense determined under fair value based methods for all awards, net of taxes	(212)	(881)

Pro forma net earnings	$ 3,496	$ 8,751

Weighted-average common shares outstanding used for calculation of basic earnings per share	26,311	26,308

Total shares used for calculation of diluted net earnings per share	27,863	27,779

Basic earnings per share:
As reported	$ 0.14	$ 0.37
Pro forma	$ 0.13	$ 0.33

Diluted earnings per share:
As reported	$ 0.13	$ 0.34
Pro forma	$ 0.13	$ 0.32

The following table represents our nonvested stock option activity for the three months ended September 30, 2006:

Weighted Average
	Number of	Grant Date
	Options	Fair Value

Nonvested options - June 30, 2006	60	$ 3.62

Granted	-	$ -
Vested	-	$ -
Forfeited	-	$ -

Nonvested options - September 30, 2006	60	$ 3.62

The aggregate intrinsic value of options outstanding at September 30, 2006, based on the Company’s closing stock price of $8.56 as of the last business day of the period ended September 30, 2006, which would have been received by the optionees had all options been exercised on that date was $16,230.  The aggregate intrinsic value of options exercisable at September 30, 2006, based on the Company’s closing stock price of $8.56 as of the last business day of the period ended September 30, 2006, which would have been received by the optionees had all options exercisable been exercised on that date was $16,016.  The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $271.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Note B.

Inventories

Inventories consist of the following at September 30, 2006 and December 31, 2005:

	9/30/2006	12/31/2005

Finished goods	$ 26,170	$ 19,497
Work in progress	4,984	3,183
Raw materials	24,621	18,214
	55,775	40,894
Less allowances	1,594	1,476
	$ 54,181	$ 39,418

Note C.

Pledged Assets and Debt

In June 2006 the Company entered into a new term note with Bank of America for $4 million with an interest rate of LIBOR plus 2.5% to 3.0% dependent on the fixed charge coverage ratio.  The note is due in monthly payments of $83.3 beginning in August 2006 and due in full by October 2008.  The proceeds were used to pay down the line of credit.

Note D.

Extraordinary Gain on Fire

In April 2006, a manufacturing facility in Texas was destroyed by fire.  The extraordinary gain of $5,347 (net of income taxes of $3,566) represents that portion of the insurance proceeds that exceeded the book value of the assets destroyed by the fire.

Note E.

Income Taxes

The IRS is currently examining the Company’s federal income tax returns of 2002, 2003, and 2004.  The IRS has proposed certain changes resulting in additional liabilities due.  The Company disagrees with the proposed changes and is vigorously contesting these proposed changes and believes any final changes will be immaterial.

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

Results of Operations for Three Months Ended September 30, 2006 Compared to September 30, 2005

The following table summarizes our results of operations as a percentage of net sales for the three months ended September 30, 2006 and 2005.

	Three Months Ended
	September 30,
	2006		2005

Net sales	$ 66,400	100.0%	$ 63,364	100.0%
Gross profit	13,452	20.3	14,569	23.0
Operating expenses	10,756	16.2	9,794	15.5
Operating income	2,696	4.1	4,775	7.5
Nonoperating income (expense)	22	0.0	(128)	(0.2)
Provision for income taxes	937	1.4	939	1.5
Extraordinary gain on Fire (net of taxes)	4,453	6.7	-	-
Net earnings	6,234	9.4	3,708	5.9

Net sales: Net sales for the third quarter of 2006 increased by $3,036, or 4.8%, to $66,400 from $63,364 for the third quarter of 2005.  Sales growth slowed during the third quarter due to a downturn in the retail sector as well as delays in shipping for containment.  The overall market demand increased during the last quarter.  The Company introduced  two new products, EnergyAire and our new nested product which increased sales but was offset by the plant fire in Texas and the plant flood in Auburn Pennsylvania which reduced manufacturing capacity.

Gross Profit: Gross profit for the third quarter of 2006 decreased by $1,117, or 7.7%, to $13,452, which represented 20.3% of net sales, from $14,569, which represented 23.0% of net sales, for the third quarter of 2005.  The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs,  raw material costs, especially in the cost of metal. These costs were partially offset by vertical integration of certain manufacturing processes.  The gross profit during the quarter has decreased due to the start up of three new plants in Clarkton, North Carolina, Dallas, Texas and Matamoros, Mexico as well as new production lines for the EnergyAire and nested filters.  The plant fire in Texas and the plant flood in Auburn, Pennsylvania increased the overall cost of production.   Additionally, the product mix has shifted towards lower margin items, however it is anticipated that this trend will reverse during the near term.

Operating expenses: Operating expenses for the third quarter of 2006 increased by $962, or 9.8%, to $10,756, representing 16.2% of net sales, from $9,794, representing 15.5% of net sales, for the third quarter of 2005.  The increase in operating expenses was primarily due to a higher volume of sales.  The increase as a percentage of sales was primarily due to increased salaries and commissions, primarily to salesmen, of $228 or .4% of net sales.

Nonoperating income (expense):  Net nonoperating income for the third quarter of 2006 increased by $150, or 117.2%, to $22, representing (0.0%) of net sales, from $(128), representing (.2) % of net sales, for the third quarter of 2005.

Provision for income taxes:  Our income tax provision for the quarter ended September 30, 2006 included the realization of tax credits and adjustments.  Excluding the realization of tax credits and adjustments, our provision for the three months of 2006 and 2005 were a blended state and federal rate of approximately 40% of pretax earnings.

Extraordinary gain on Fire (net of taxes):  The extraordinary gain recorded was calculated as the gain on the portion of the insurance settlement relating to the equipment and inventory ($10.8) that was destroyed by the fire, that exceeded the book value of the equipment ($1.4) and inventory ($1.9), net of taxes ($3.0).  This extraordinary item will be subject to change as the insurance claims process progresses for the other components of the claim.

Results of Operations for Nine Months Ended September 30, 2006 Compared to September 30, 2005

The following table summarizes our results of operations as a percentage of net sales for the nine months ended September 30, 2006 and 2005.

	Nine Months Ended
	September 30,
	2006		2005

Net sales	$ 178,037	100.0%	$ 168,707	100.0%
Gross profit	38,751	21.8	39,213	23.2
Operating expenses	30,972	17.4	25,592	15.2
Operating income	7,779	4.4	13,621	8.1
Nonoperating income (expense)	483	0.3	(317)	(0.2)
Provision for income taxes	2,855	1.6	3,672	2.2
Extraordinary gain on Fire (net of taxes)	5,347	3.0	-	-
Net earnings	10,754	6.0	9,632	5.7

Net sales: Net sales for the first nine months of 2006 increased by $9,330, or 5.5%, to $178,037 from $168,707 for the first nine months of 2005.  Sales growth slowed during the first nine months due to loss of capacity from the Terrell, Texas fire and the Auburn, Pennsylvania flood.  The overall market demand increased during the last six months.  The Company introduced  two new products, EnergyAire and our new nested product which increased sales but was offset by the plant fire in Texas and the flood in Pennsylvania which significantly reduced manufacturing capacity.

Gross Profit: Gross profit for the first nine months 2006 decreased by $462, or 1.2%, to $38,751, which represented 21.8% of net sales, from $39,213, which represented 23.2% of net sales, for the first nine months of 2005.  The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs,  raw material costs, especially in the cost of metal. These costs were partially offset by vertical integration of certain manufacturing processes.  The  gross profit during the last nine months has decreased due to the start up of four new plants in  Washington, North Carolina, Clarkton, North Carolina, Dallas, Texas and Matamoros, Mexico as well as new production lines for the EnergyAire® and nested filters.   The plant fire in Texas and the plant flood in Auburn, Pennsylvania increased the overall cost of production.  Additionally,  the product mix shifted towards lower margin products,  however it is anticipated that this trend will reverse during the near term.

Operating expenses: Operating expenses for the first nine months of 2006 increased by $5,380, or 21.0%, to $30,972, representing 17.4% of net sales, from $25,592, representing 15.2% of net sales, for the first nine months of 2005.  The increase in operating expenses was primarily due to a higher volume of sales.  The increase as a percentage of sales was due to increased freight costs of $1,170 or .7% of net sales and increased salaries and commissions, primarily to salesmen, of $1,322 or .8% of net sales.

Nonoperating income (expense):  Net nonoperating income for the first nine months of 2006 increased by $800, or 252.4%, to $483, representing .3% of net sales, from $(317), representing (.2)% of net sales, for the first nine months of 2005.  This increase was due to favorable litigation.

Provision for income taxes:  Our income tax provision for the quarter ended September 30, 2006 included the realization of tax credits and adjustments.  Excluding the realization of tax credits and adjustments, our provision for the three months of 2006 and 2005 were a blended state and federal rate of approximately 40% of pretax earnings.

Extraordinary gain on Fire (net of taxes):  The extraordinary gain recorded was calculated as the gain on the portion of the insurance settlement relating to the building, equipment and inventory net of deductible ($13.6) that was destroyed by the fire, that exceeded the book value of the building ($1.4), equipment ($1.4) and inventory ($1.9), net of taxes ($3.5).  This extraordinary item will be subject to change as the insurance claims process progresses for the other components of the claim.  The actual tax liability as a result of this gain is being deferred by reinvesting the insurance proceeds in like kind plant and equipment.   As the reinvested assets are depreciated, the deferred liability will be reduced and this will also result in additional depreciation which will negatively impact future earnings over the lives of the respective assets which would not have been the case if the fire had not occurred.

Liquidity and Capital Resources

Our working capital was approximately $75,791 at September 30, 2006, compared to approximately $60,595 at December 31, 2005. This includes cash and cash equivalents of $1,978, at September 30, 2006 and $695 at December 31, 2005.

Our trade receivables increased $7,799, or 15.6%, to $57,945 at September 30, 2006, from $50,146 at December 31, 2005. Days sales outstanding, the ratio of receivables to average daily sales during the prior three months was 83 days at September 30, 2006 and 73 days at December 31, 2005. These ratios for day’s sales outstanding typically vary between 75 and 85 days, depending on timing differences in shipments and payments received.   Receivable levels are typically higher during the second and third quarters due to higher sales volume however decreases during the fourth and first quarters.

Inventories increased $14,763, or 37.4%, to $54,181 at September 30, 2006 from $39,418 at December 31, 2005.  The increased in inventory was primarily due to the stocking of inventory at the three new plants and also due to carrying a larger raw material supply of raw materials enabling the Company to maintain its on-time delivery and in stock percentages during the busiest time of the year.  Also, higher levels of inventory balance labor requirements and facilitate longer product runs, and thereby, increasing operating efficiencies.

Our continuing operations consumed $(1,052) of cash during the third quarter of 2006 and generated $4,648 of cash during the third quarter of 2005.  Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first and second quarters.  Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash during our first and second quarters because of increases in inventory.  Our financing activities generated $3,459 of cash during the third quarter of 2006, primarily consisting of borrowings on the line of credit offset by payments on other long term borrowings.  Our investing activities consumed $(1,327) of cash during the third quarter of 2006, primarily due to cash used to purchase property and equipment of $7,466 partially offset by insurance proceeds received of $5,785.  Primarily all of the property and equipment that was acquired was used to replace the property and equipment that was destroyed in the fire.

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

On September 22, 2000, the Board of Directors authorized the repurchase of up to two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of October 23, 2006, 578,912 shares had been repurchased in the open market under this authorization.

Outlook

Unit shipments for the third quarter of 2006 were up compared to the third quarter of 2005. This, along with other indications that we have successfully increased our market share during the past year, indicates there is a trend toward replacing higher-performance pleated filters with less expensive filters.  The plant fire in Terrell Texas and plant flood in Auburn, Pennsylvania negatively impacted our manufacturing capacity during the quarter.   During the year four new operating plants were added in   Washington, North Carolina, Clarkton, North Carolina, Dallas, Texas and Matamoros, Mexico as well as new production lines for the EnergyAire® and nested filters.  This should address the capacity constraints through the end of 2007.  At that time, in order to keep up with demand, we will need to open additional manufacturing facilities.

The U.S. manufacturing sector, which are the major users for most of our wholesale and industrial air filtration products, increased through the third quarter of 2006.  Due to our capacity constraints we have not been able to capitalize on the opportunity.  As our four new plants come on line we believe we will be in a position to grow our business and capitalize on this future growth.  We are in  position to increase our product reach in the commercial and industrial sectors as well as the medical sector.  We anticipate that our financial stability, increased manufacturing capacity and on time delivery performance will enable us to acquire a leading market position in commercial, industrial, medical and wholesale filter markets.

We are continuing to see interest in our nuclear and biological filtration systems for use in government and commercial settings. This market is currently evolving and we are well positioned to capitalize on new opportunities as they arise.

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

During the past three years, we introduced air filtration products which use the Arm &Hammer® and Lysol brand names.  The Lysol™ brand is being discontinued due to negative sales growth and is being replaced with Bioshield, a more effective anti-microbial. This will be a running change and should be completed during the second quarter of 2007.  These products are expected to contribute to our expansion in the retail marketplace, but the extent to which they will do so, and their impact on the bottom line, is currently indeterminable.

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

Our most common products, in terms of both unit and dollar volume, are residential throw-away spun-glass filters, which usually sell for prices under $1.00.  Any increase in consumer concern regarding air pollution, airborne pollens, allergens, and other residential airborne contaminants could result in replacement of some of these products with higher value products.  We have adopted a good, better, best marketing strategy that makes it easy for the consumer to upgrade their filter.  Our best value products include our NaturalAire higher-efficiency filters for residential use, and our Arm &Hammer® and Bioshield co-branded products, with associated sales prices typically over $5.00 each.  Any such trend would have a beneficial effect on our business.  If our residential air cleaners are successful, we believe replacement filter sales, and the increased awareness of indoor air quality engendered by the simple presence of the air cleaners, will help to create and/or accelerate this trend.

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

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions.  These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties.  Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Factors That May Affect Future Results” in our Form 10-K for 2005 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2005 Annual Report and in this Form 10-Q as well as:

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

The fair value of the Company's total long-term debt, including capital leases and current maturities of long-term debt, at September 30, 2006 was approximately $35,565. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at September 30, 2006. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  The tax effected fair market value of the interest rate swap of $721 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

Management Controls a Significant Percentage of Our Stock

As of October 23, 2006, our directors and executive officers beneficially held approximately 42.5% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds –

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2006	––	––	––	1,421,088
Aug 1 – Aug 31, 2006	––	––	––	1,421,088
Sept 1 – Sept 30, 2006	––	––	––	1,421,088
Total	––	––	––	1,421,088

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

(b)

Reports on Form 8-K

July 20, 2006 - Report on 8-K – Item 2.02.  Results of Operations and financial conditions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 23rd day of October, 2006.

FLANDERS CORPORATION

By:     /s/ Steven K. Clark

Steven K. Clark

President, Chief Executive Officer and Director

By:     /s/ John W. Hodson

John W. Hodson

Chief Financial Officer