Form 10-K
period 2006-12-31
FLANDERS CORP
filed 2007-03-07
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2006

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

Title of each class

Common Stock, $.001 per share par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

YES   Ö

NO___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

YES   Ö

NO___

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

YES___

NO   Ö

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $177.4 million.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   Ö

NO ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES___

NO   Ö

As of February 22, 2007, the number of shares outstanding of the registrant’s common stock was 26,356,640 shares.

Documents incorporated into this report on Form 10-K by reference: None.

FLANDERS CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2006

TABLE OF CONTENTS

Item 1.

Business

Item 1A.     Risk Factors

Item 1B.      Unresolved Staff Comments

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

Item 8.

Financial Statements and Supplementary Data

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A.

Controls and Procedures

Item 9B

Other

PART III

Item 10.

Directors, Executive Officers and Corporate Governance of the Registrant

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

F-8

Notes to Consolidated Financial Statements

F-10

Report of Independent Registered Public Accountant Firm on Schedule

F-32

Financial Statement Schedule

F-33

PART I

Item 1.

Business

OVERVIEW

We design, manufacture and market air filters and related products, and are focused on providing complete environmental filtration systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors, pharmaceuticals, chemical, biological, radiological and nuclear processing. Currently, we believe, based on available trade and industry data, that we are one of the largest domestic manufacturers of air filters that are utilized by many industries including those associated with commercial and residential heating, ventilation and air conditioning systems (commonly known as “HVAC” systems), semiconductor manufacturing, ultra-pure materials, chemical, biological, radiological and materials processing, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. We also design and manufacture much of our own production equipment to automate our processes in order to decrease labor costs associated with our standard products. Additionally, we produce glass-based air filter media, synthetic non woven pleat air filtration media, HEPA  air filtration media for many of our products.  Our vertical integration includes not only filtration media but expanded wire and the filter frame.  By controlling the critical elements found in our products we ensure quality and on time delivery.   Our customers include Abbott Laboratories, The Home Depot, Inc., Motorola, Inc., Merck & Co., Inc., Upjohn Co., Wal-Mart Stores, Inc., Westinghouse Electric Corp. , Ace, True Value, Intel, etc.

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

We have developed 5 new patents associated with our  new “nested” filter concept during 2005. This concept enables us to stack 4 filters into a space normally holding only 1 filter.  This provides labor savings associated with handling of inventory, storage space savings as well as significant freight savings.  This product rolled out into retail stores during the second quarter of 2006.

During the fourth quarter of 2006 we began manufacturing our own air filtration medias for our Merv 6, Merv 8, Merv 10, and Merv 11.  (MERV stands for Minimum Efficiency Reporting Values)  retail and commercial pleated products.  These new medias meet the new anticipated reporting standards to be effective July of this year by using mechanical means of filtration instead of relying on electrically charged medias.  Electrically charged medias tend to discharge in many environments and do not benefit the end user.

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

Co-branding with major name-brands. During the past four years, we have developed and co-marketed products which utilize, and are branded with, Church and Dwight’s Arm&Hammer® products. We believe the brand-name recognition associated with these products will enable us to gain entrance with major retailers who are not currently our customers or to increase the number of our products carried by current customers who only carry portions of our product line.  We will continue to look for appropriately branded technologies which might produce similarly beneficial products and branding opportunities.

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

IMPROVE OPERATING EFFICIENCY

Centralize Overhead Functions. During 2006, we continued our ongoing programs to centralize functions and eliminate duplication of efforts between subsidiaries in the following areas: purchasing, production planning, shipping coordination, accounting and personnel management, risk management and benefit plan administration.

Complete Vertical and Systems Integration.  During the past six years, we have continued to complete the development and redesigning of numerous systems and products which were only partially completed when we acquired the companies which originally claimed to have fully developed them. These products include the automated machinery necessary for high-speed production of our pleated filters, acquired with Precisionaire, and the mass-production processes for bonded carbon high-mass zero-density products. Additionally, the glass technology previously purchased, was not as developed as the seller had represented, resulting in significant additional cost to develop this technology and the machines are still not producing at promised run rates We are currently trying to address this issue which may require an additional acquisition or the expenditures of additional resources to meet or reach expected results.  We have also completed systems integration efforts which were only partially in place when the companies were acquired, particularly including inventory shop-floor control, procurement oversight, and financial reporting systems at Precisionaire. We believe that complete dissemination and duplication of these products and systems throughout Flanders will result in further gains in operating efficiency and augment our bottom line. During 2006, we completed our first fully automated line.  The new fully automated line is the key to our operations in the United States.  These new automated lines will replace our semi automated lines found in most of our plants. The current SAM lines will be moved to Mexico and or China to service these markets.  These  fully automated production lines should  significantly reduce our labor related costs and complete our vertical integration.

Strategic Global Containment Systems, Inc. (GCS)  is a wholly owned subsidiary of Flanders Corporation which manufactures critical environments for the nuclear, pharmaceutical and semi conductor. Contingent on expanding demand for highly critical containment, we plan to  expand our operations in Aiken, SC.  This facility could accommodate the requirements for various nuclear containment projects scheduled at the Westinghouse Savannah River Site in Aiken, SC as well as other projects scheduled worldwide over the next ten years.  Expansion into South Carolina would  provide a state of the art facility with room necessary to provide in place testing, integration, process control verification and final testing and final installation which is expected to provide GCS a unique position in this developing market.  This expansion is currently on hold until demand for these critical products exceeds our current capacity.

Additionally,  during 2004, Flanders Complete Service Division (Flanders CSD), an air filtration service provider was formed.  Flanders CSD offers weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys, onsite service; and complete filtration management including mold remediation and analysis. Flanders CSD continues to expand its footprint and currently enjoys various regional contracts and should expands its base over the next year to be ready to take on national contracts.

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

Continued Emphasis on Quality and Performance.  A continued emphasis on product quality and on-time shipments has allowed us to capture market share in serving several industries in recent years.   We are expanding our NQA1 Quality Assurance Program to include a more expanded approach to allow us to provide many other products related to our current product line.

.

Utilize High Efficiency Production and Logistics Systems to Dominate Niche Markets.  During the past several years we have invested heavily in upgrading and opening new production facilities, scheduling capacity, and logistics management capabilities.  We intend to continue using these advantages to capture market share in niche markets with specialized products tailored to their exact requirements.  Many end users with specialized air filtration needs are currently “making do” with standard products.  It has been our experience that minor changes made to our standard products to meet specialized requirements may offer significant operational savings to these end users, although the actual filters cost more.

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

Semiconductor Downturn and Economic Recovery.  Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during 2007, with most analysts pushing recovery for this sector out until 2008.  The strengthening economy is also having a positive effect on sales of all of our products.

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

Lack of Legitimate Competing Products.  We believe there is an increase in public and regulatory frustration with spurious and misleading claims made by certain manufacturers in the air filtration industry.  This trend is evidenced by recent rulings by the Federal Trade Commission disallowing claims of “cleaning the air in an entire room” made by several manufacturers of “area HEPA filtration systems” as well as medical benefits claimed by manufacturers of “passive electrostatic” washable synthetic filters and other articles in consumer reports.  ASHARE (American Society of Heating, Air, and Refrigeration Engineers) is tightening the test standards to help the consumer ,more easily rate air filters.  We hope that as the public becomes more interested in real filtration products that we will see continued strength in this market.

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

MARKETING

Much of our marketing effort consists of personal visits to customers and distributors through an extensive tiered network of contract salespeople.  Periodic visits are enhanced by mass mailings announcing new products, participation in trade shows for exposure and lead generation, technical articles and advertisements in trade periodicals, and newly redesigned catalogs containing all Flanders’ products.  We have realigned our product offerings into groups focused on: foremarket “high purity” sales, generally consisting of sales of products for new or upgraded facilities; retail sales, generally consisting of sales through retailers for use in residences and small businesses; air filter sales and service, generally consisting of sales to air filter service companies who maintain industrial and commercial HVAC systems; and after-market sales, generally consisting of sales to wholesalers and distributors for use by industrial end users; and containment sales, generally consisting of sales to government agencies or highly specialized industrial environments.

Besides developing new sales leads and contacts, we are also focused on increasing the effectiveness of our existing distributors and contract salesmen by allowing them to offer our products as a complete “single-source” for air filtration products.

Expansion:   Global Containment Systems, Inc. (GCS) is a wholly owned subsidiary of Flanders Corporation which manufactures critical environments for the nuclear, pharmaceutical and semi conductor industries. Contingent on expanding demand for highly critical containment, we plan to  expand our operations in Aiken, SC.  This facility could accommodate the requirements for various nuclear containment projects scheduled at the Westinghouse Savannah River Site in Aiken, SC as well as other projects scheduled worldwide over the next ten years.  Expansion into South Carolina would  provide a state of the art facility with room necessary to provide in place testing, integration, process control verification and final testing and final installation which is expected to provide GCS a unique position in this developing market.  This expansion is currently on hold until demand for these critical products exceeds our current capacity.

Additionally,  during 2004, Flanders Complete Service Division (Flanders CSD), an air filtration service provider was formed.  Flanders CSD offers weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys; and complete filtration management including mold remediation and analysis. The company is currently negotiating several large contracts and if they are executed, the company expects to have national coverage by the end of 2007.

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

MANUFACTURING

We manufacture air filters, housings, Absolute Isolation Barriers and related equipment at several facilities in the United States and Mexico, which range in size from 18,000 square feet to approximately 600,000 square feet.  The major plants are:

•

Eleven separate manufacturing and warehousing facilities located in Washington, North Carolina (2 plants) ; Bartow, Florida; Salt Lake City, Utah; Momence, Illinois; Smithfield, North Carolina; Tijuana, Mexico; Matamoros, Mexico; Clarkton, North Carolina; Stafford, Texas; and Auburn, Pennsylvania, produce a broad range of HEPA, commercial, residential and industrial filters.

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

The Company developed 5 new patents associated with its new “nested” filter concept during 2005. This concept enables us to stack 4 filters into a space normally holding only 1 filter.  This also provides labor savings associated with handling of inventory, storage space savings as well as significant freight savings.  This product rolled out into retail stores during the first quarter of 2006.

The Company currently holds a license for the intellectual property mark of Arm & Hammer® from Church & Dwight Company for labeling uses on our baking soda infused product line.  The Company is party to a Royalty Agreement with Church & Dwight for the use of said mark which management believes to be a reasonable and necessary agreement that is in the best interest of the Company.  Furthermore, the Company holds a license for the intellectual property mark of Lysol™  from Reckitt Benckiser, Inc. for labeling uses on our new line of antimicrobial-treated filter product line.  The Company is party to a Royalty Agreement with Reckitt Benckiser for the use of the Lysol™ mark which management believes to be a reasonable and necessary agreement that is in the best interest of the Company.  This agreement terminates July 31, 2007 and is not expected to be renewed.

CUSTOMERS

We are not dependent upon any single customer. One customer, Wal-Mart Stores, Inc., accounted for 13%, 15% and 15% of net sales during 2006, 2005 and 2004, respectively.  The Home Depot, Inc., accounted for 16%, 15% and 16% of net sales during 2006, 2005 and 2004, respectively.  No other single customer accounted for 10% or more of net sales during the past three years. Other significant customers include Abbott Laboratories, Motorola, Inc., Intel Corporation, Merck & Co., Inc., Upjohn Co., Westinghouse Electric Corp., and several U.S. government agencies.

BACKLOG

We had approximately $44.2 million of firm backlog on December 31, 2006, compared to $26.0 million on December 31, 2005. Firm backlog includes orders received and not yet begun and the unfinished, unbilled portion of special orders. Orders are typically not cancelable without penalty, except for certain stable filter supply contracts to nuclear facilities operated by the United States government. Backlog varies from week to week, based on the timing and mix of orders received. The difference in backlog between December 31, 2006 and 2005 is not considered to be meaningful, and is within the normal range of week-to-week variation. All backlog at December 31, 2006, is expected to be shipped by the end of the second quarter of 2007.

EMPLOYEES

The Company employed 3,067 full-time employees on December 31, 2006; 2,646 in manufacturing, 42 in development and technical staff, 92 in sales and marketing, 19 in services, and the remaining 202 in support staff and administration.   None of these are represented by a union.  The Company believes that its relationship with its employees is satisfactory.

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

Item 1A.

Risk Factors

Investors should carefully consider the risks described below and all other information in this Form 10-K. The risks and uncertainties described below are not the only ones facing the Company. Additional risks and uncertainties not presently known to the Company or that it currently deems immaterial may also impair the Company’s business and operations.

If any of the following risks actually occur, the Company’s business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of the Company’s common stock could decline and investors may lose all or part of their investment.

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

During 2007 and 2008, we plan to introduce and market various products which, if successful, may require additional financing and/or capital.  This financing may need to be available on short notice.  Any failure to obtain such financing, or delay in financing, could cause the failure of the new products due to inability to deliver on time, and could adversely impact relationships with current major accounts.  In addition, delays in an untried supply chain, new production chains, and other delays common to the launch of a new product line could also adversely impact the success of the products, as well as current relationships with major accounts.

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

Management Controls a Significant Percentage of Our Stock

As of December 31, 2006, our directors and executive officers beneficially held approximately 53.69% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control that may otherwise be advantageous to the non-affiliated shareholders.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 5,752,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $11.72 per share. The majority of these options are currently exercisable.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

Item 1B.

Unresolved Staff Comments

Not applicable

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

Principal Facility	Location	Approximate Floor Space (sq. ft.)	Monthly Payment	Lease/Type
Manufacturing and office facility	Washington, North Carolina	285,000	N/A	Owned
Manufacturing, service and office facility	Bath, North Carolina	46,000	N/A	Owned
Manufacturing plant	Bartow, Florida	175,000	N/A	Owned
Warehouse	Bartow, Florida	60,000	$15,671	Leased
Manufacturing plant	Terrell, Texas	168,000	$23,980[1]	Owned
Manufacturing plant	Auburn, Pennsylvania	92,000	$5,857[2]	Owned
Office space and headquarters	St. Petersburg, Florida	18,000	N/A	Owned
Manufacturing plant	Momence, Illinois	211,000	$133,584	Owned
Sales office and warehouse	Singapore	3,800	$2,100	Leased
Manufacturing and warehouse	Smithfield, North Carolina	415,000	$79,816	Leased
Manufacturing plant	Smithfield, North Carolina	474,000	$11,981	Owned
Manufacturing and office facility	Stafford, Texas	18,000	N/A	Owned
Manufacturing plant	Salt Lake City, Utah	192,000	N/A	Owned
Manufacturing plant and office facility	San Diego, California	96,000	$49,914	Leased
Manufacturing plant	Tijuana, Mexico	127,000	$46,651	Leased
Direct Sales Office	Phoenix, Arizona	22,000	$6,697	Leased
Direct Sales Office	Santa Fe Springs, California	20,000	$8,650	Leased
Direct Sales Office	Hayward, California	10,000	$5,900	Leased
Direct Sales Office	Salt Lake City, Utah	15,000	$3,139	Leased
Direct Sales Office	Sanford, North Carolina	1,000	$950	Leased
Direct Sales Office& Warehouse	Kent, Washington	12,500	$5,640	Leased

Manufacturing plant	Washington,North Carolina	110,000	$12,500	Leased

Direct Sales Office& Warehouse	Philadephia, Pennsylvania	26,000	$16,000	Leased

Manufacturing Plant	Matamoros, Mexico	86,651	$30,328	Leased

Manufacturing Plant	Beaufort County, North Carolina	120,000	$27,000	Leased

Direct Sales Office& Warehouse	Cerritos, California	21,735	$11,270	Leased

Direct Sales Office& Warehouse	Dallas, Texas	120,000	$32,000	Leased

Direct Sales Office& Warehouse	Clarkton, North Carolina	350,000	$49,321	Leased

Direct Sales Office& Warehouse	Greenville, North Carolina	50,000	$12,000	Leased

Direct Sales Office& Warehouse	Tucker, Georgia	34,600	$16,000	Leased

Direct Sales Office& Warehouse	Raleigh, North Carolina	24,000	$14,000	Leased

Direct Sales Office& Warehouse	Las Vegas, Nevada	10,106	$8,006	Leased

Direct Sales Office& Warehouse	Chaska, Minnesota	28,000	$14,000	Leased

Direct Sales Office& Warehouse	Boise, Idaho	20,306	$18,500	Leased

[1] Property encumbered by a mortgage on which monthly payments are made.

[2] Property encumbered by a mortgage on which monthly payments are made.

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

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on December 14, 2006. During the meeting, holders of 23,992,641 shares, representing ninety-one percent (91%) of the 26,356,640 shares outstanding on the record date, attended either in person or by proxy. Holders in excess of 90% of the totals vote cast voted for the election of members to the Board of Directors for Robert R. Amerson, Steven K. Clark, William Mitchum, Jr., Robert Kelly Barnhill, Sr., David M. Mock, and Peter Fredericks.  As a result of the meeting, Messrs. Amerson, Clark, Mitchum, Barnhill, Mock, and Fredericks were elected for an additional one-year term as directors.

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

	High	Low
2006
Fourth Quarter ended December 31, 2006	$ 10.27	$ 8.42
Third Quarter ended September 30, 2006	$ 10.36	$ 8.56
Second Quarter ended June 30, 2006	$ 11.99	$ 9.49
First Quarter ended March 31, 2006	$ 12.10	$ 10.29

2005
Fourth Quarter ended December 31, 2005	$ 12.46	$ 9.81
Third Quarter ended September 30, 2005	$ 14.09	$ 8.85
Second Quarter ended June 30, 2005	$ 11.67	$ 7.77
First Quarter ended March 31, 2005	$ 11.43	$ 8.55

2004
Fourth Quarter ended December 31, 2004	$ 10.17	$ 8.17
Third Quarter ended September 30, 2004	$ 10.47	$ 8.36
Second Quarter ended June 30, 2004	$ 9.99	$ 6.12
First Quarter ended March 31, 2004	$ 7.26	$ 5.21

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Equity Compensation Plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance
Long Term Incentive plan approved by security holders	1,475,000	$8.77	183,000
Long Term Incentive plan not approved by security holders			
Directors and Officers plan approved by security holders	277,000	$7.43	20,000
Directors and Officers plan not approved by security holders			
Other equity compensation plan approved by security holders	4,000,000	$5.00	
Other equity compensation plan not approved by security holders			

APPROXIMATE NUMBER OF EQUITY SECURITYHOLDERS

On February 22, 2007, Flanders’ common stock closed at $7.98. As of February 22, 2007, there were approximately 131 holders of record of the Company’s common stock.  The Company estimates there are approximately 4 beneficial owners (holders of more than 5% of the common stock) of the Company’s common stock.

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

SALES OF UNREGISTERED SECURITIES

The Company did not sell any unregistered securities during 2006, 2005 or 2004.

Item 6.

Selected Financial Data

The following financial data is derived from, and should be read in conjunction with, the “Consolidated Financial Statements” and notes thereto.  Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED HISTORICAL OPERATIONS DATA  (In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Net sales	$ 238,378	$ 229,276	$ 199,933	$ 182,780	$ 184,211
Gross profit	48,725	52,917	48,288	43,271	40,821
Operating expenses	40,868	35,297	33,569	32,112	29,591
Operating income from continuing operations	7,857	17,620	14,719	11,159	11,230
Earnings from continuing operations before income taxes	8,208	17,245	14,351	11,251	7,740
Provision for income taxes	2,683	4,739	4,581	3,505	3,001
Earnings from continuing operations	5,525	12,506	9,770	7,746	4,739
Cumulative effect of accounting change	__	__	__	__	(27,681)
Extraordinary Loss	(3,475)	__	__	__	__
Net earnings (loss)	$ 2,050	$ 12,506	$ 9,770	$ 7,746	$ (22,942)
Earnings per share from continuing operations
Basic	$ .21	$ 0.48	$ 0.37	$ 0.30	$ 0.18
Diluted	$ .20	$ 0.45	$ 0.36	$ 0.29	$ 0.18
Net earnings (loss) per share
Basic	$ .08	$ 0.48	$ 0.37	$ 0.30	$ (0.88)
Diluted	$ .07	$ 0.45	$ 0.36	$ 0.29	$ (0.88)
Weighted average common shares outstanding
Basic	26,340	26,309	26,201	26,033	26,033
Diluted	27,725	27,807	27,289	26,428	26,033

SELECTED HISTORICAL BALANCE SHEET DATA (In thousands)

	December 31,
	2006	2005	2004	2003	2002
Working capital	$ 67,967	$ 60,595	$ 54,212	$ 45,547	$ 41,389
Total assets	207,104	172,216	159,670	145,415	141,671
Long-term obligations[1]	42,880	27,293	23,059	26,290	35,475
Total shareholders’ equity	107,379	105,534	93,161	80,709	72,928

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

RESULTS OF OPERATIONS (thousands omitted, except per share amounts)

2006 Compared to 2005

The following table summarizes the Company’s results of operations as a percentage of net sales for 2006 and 2005.

	2006		2005
Net sales	$ 238,378	100.0%	$ 229,276	100.0%
Gross profit	48,725	20.4	52,917	23.1
Operating expenses	40,868	17.1	35,297	15.4
Operating income	7,857	3.3	17,620	7.7
Nonoperating income (expense)	351.2		(375)	(.2)
Earnings before income taxes	8,208	3.4	17,245	7.5
Provision for income taxes	2,683	1.1	4,739	2.1
Extraordinary items	(3,475)	(1.5)	0	0.0
Net earnings	2,050.1		$ 12,506	5.5

Net Sales: Net sales for 2006 increased by $9,102 or 4.0%, to $238,378, from $229,276 for 2005.  The increase in net sales was due to our success in increasing our market share in our industrial division which was partially offset by a downturn in our retail sector as well as delays in shipping containment.  The Company introduced two new products, Energy Air and our new nested product which increased sales but was offset by the plant fire in Texas and plant flood in Pennsylvania which reduced manufacturing capacity.

Gross Profit:  Gross profit for 2006 decreased $4,192 or 7.9%, to $48,725 which made up 20.4% of net sales, from $52,917 for 2005, which made up 23.1% of net sales.  The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs,  raw material costs, especially in the cost of metal. These costs were partially offset by vertical integration of certain manufacturing processes.  The gross profit during the quarter has decreased due to the start up of three new plants in Clarkton, North Carolina, Dallas, Texas and Matamoros, Mexico as well as new production lines for the EnergyAire and nested filters.  The plant fire in Texas and the plant flood in Auburn, Pennsylvania increased the overall cost of production.   Additionally, the product mix has shifted towards lower margin items, however it is anticipated that this trend will reverse during the near term.

Operating Expenses:  Operating expenses for 2006 increased $5,571, or 15.8%, to $40,868, from $35,297 in 2005.   Operating expenses as a percentage of sales increased in 2006 to 17.1% from 15.4% in 2005.  The increase in operating expenses was primarily caused by an increase in the number of sales locations resulting in increased salaries and commissions of $2,150, rents of $987 and freight out of $359.  Additionally, bad debt expense increased by $969.

Nonoperating Income (Expenses):  Nonoperating expense increased approximately $726 to $351 of income for 2006, compared to ($375) of expense in 2005.  The increase was due to favorable litigation.

Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain  credits and adjustments, was approximately 38% and 38% for 2006 and 2005, respectively.  The IRS is currently examining the Company’s federal income tax returns of 2002, 2003, and 2004.  The IRS has proposed certain changes resulting in additional liabilities due.  The Company disagrees with the proposed changes and is vigorously contesting these proposed changes and believes any final changes will be immaterial.

Extraordinary Items:  In 2006, a warehouse in Texas was damaged by a fire and a warehouse in Pennsylvania was damaged by a flood.  The Company reported an extraordinary loss on the fire of $3,475 (net of income taxes of $2,315).

2005 Compared to 2004

The following table summarizes the Company’s results of operations as a percentage of net sales for 2005 and 2004 (dollar amounts in thousands).

	2005			2004
Net sales	$ 229,276	100.0%	$ 194,072	$ 199,933	100.0%
Gross profit	52,917	23.1	36,917	48,288	24.2
Operating expenses	35,297	15.4	40,733	33,569	16.8
Operating income	17,620	7.7	(3,816)	14,719	7.4
Nonoperating expense	(375)	(.2)		(368)	(.2)
Earnings before income taxes	17,245	7.5	(6,940)	14,351	7.2
Provision for income taxes	4,739	2.1	(2,443)	4,581	2.3
Net earnings	$ 12,506	5.5	$ (7,199)	$ 9,770	4.9

Net Sales: Net sales for 2005 increased by $29,343 or 14.7%, to $229,276, from $199,933 for 2004.  The increase in net sales was due to our success in increasing our market share across generally all lines of our business.

Gross Profit:  Gross profit for 2005 increased $4,629 or 9.6%, to $52,917 which made up 23.1% of net sales, from $48,288 for 2004, which made up 24.2% of net sales.  The gross profit increase was principally due to a higher sales volume while the decrease in gross profit percentage was primarily attributeable to increases in direct labor,  transportation, raw material costs, and initial costs associated with new product offerings.

Operating Expenses:  Operating expenses for 2005 increased $1,728, or 5.1%, to $35,297, from $33,569 in 2004. The increase in operating expenses was primarily caused by a higher sales volume in 2005.  Operating expenses as a percentage of sales decreased in 2005 to 15.4% from 16.8% due primarily to the higher sales volume covering certain fixed overhead costs..

Nonoperating expense:  Nonoperating expense increased approximately $7 to ($375) of expense for 2005, compared to ($368) in 2004.  The increase was due to an increase in interest expense of $95 partially offset by an increase in other income of $88.

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

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

Working capital was $67,967 at December 31, 2006, compared to $60,595 at December 31, 2005. This included cash and cash equivalents of $568 and $695 at December 31, 2006 and 2005, respectively. The primary reason for the increase in working capital was the net earnings of the company plus borrowings on the line of credit to fund increases to inventory and accounts receivable partially offset by amounts used for acquisitions and to purchase equipment.

Trade receivables increased $3,594, or 7.2% at December 31, 2006 from $50,146 at December 31, 2005. The increase in accounts receivable is attributable to increased sales volume and the aging of various accounts along with  the timing differences in shipments and payments received.

Inventories increased $19,521 or 49.5% to $58,939 at December 31, 2006 from $39,418 at December 31, 2005.  The increased inventory was due to the stocking of three new plants and also carrying a larger supply of raw materials enabling the Company to maintain its on-time delivery and in stock percentages during the year.  Also, higher levels of inventory balance labor requirements and facilitate longer product runs, thereby, increasing operating efficiencies.

Continuing operations consumed $4,088 of cash in 2006, compared to generating $7,274 of cash in 2005. The decrease in cash flows was primarily related to the increase in inventory partially offset by increase in payables. Investing activities for continuing operations consumed $11,400 of cash during 2006, compared to consuming $11,080 during 2005. The increase in cash used in investing activities was primarily attributable to the acquisition of equipment due to the fire and flood offset by insurance proceeds received. Financing activities provided $15,480 of cash in 2006 and $2,615 of cash in 2005, consisting primarily of proceeds from the revolving credit agreement.

On October 17, 2002, we signed agreements for a new credit facility with Fleet Capital Corporation, which replaced and repaid our previous $30 million revolving credit facility. The new $40 million facility consists of a $7 million term loan and a $33 million revolving credit line, both of which expire on October 17, 2009. The term loan bears interest, at our option, at either (i) LIBOR plus between 2.5% and 3%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or Fleet’s base rate, plus between 0.5% and 1%, dependent on the Company’s fixed charge coverage during the prior twelve months. The $33 million revolving credit facility bears interest at 0.25% less than the term loan. Up to $11 million of the revolving credit facility may be used to issue letters of credit. The facility is collateralized by substantially all of the Company’s assets. The line of credit agreement requires maintenance of certain financial ratios, and restricts capital expenditures, dividends and share repurchases. Unless this credit facility is renewed, it will expire on October 17, 2009.  In 2006 we signed a new $4 million term loan which expires in August 2010.  This term loan bears interest, at our option, at either (i) LIBOR plus between 2.5% and 3%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or Fleet’s base rate, plus between 0.5% and 1%, dependent on the Company’s fixed charge coverage during the prior twelve months. There are no prepayment penalties on any of the credit facilities with Fleet Capital Corporation.

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

As of December 31, 2006 we had the following fixed obligations and commitments

Year ended December 31,	Operating leases	Capital leases	Long-term debt	Other long-term obligations
2007	4,552	615	4,460	–
2008	3,836	545	1,327	–
2009	3,695	568	1,940	–
2010	3,643	257	379	–
2011	3,303	2	394	–
Thereafter	52,419	0	32,393	1,325

We believe that our cash on hand, cash generated by operations, and cash available from our existing credit facilities is sufficient to meet the capital demands of our current operations during the 2007 fiscal year.  Any major increases in sales, particularly in new products, may require substantial capital investment for the manufacture of filtration products. Failure to obtain sufficient capital could materially adversely impact our growth potential.

We are currently considering paying cash dividends in the future to holders of our common stock.  Under the terms of our revolving credit line we cannot pay dividends without the prior written consent of the bank.

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000.  On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of February 22, 2007 approximately 569,000 shares had been repurchased in the open market under this authorization.

Outlook

Global Containment Systems, Inc. (GCS)  is a wholly owned subsidiary of Flanders Corporation which manufactures critical environments for the nuclear, pharmaceutical and semi conductor. Contingent on expanding demand for highly critical containment, we plan to  expand our operations in Aiken, SC.  This facility could accommodate the requirements for various nuclear containment projects scheduled at the Westinghouse Savannah River Site in Aiken, SC as well as other projects scheduled worldwide over the next ten years.  Expansion into South Carolina would  provide a state of the art facility with room necessary to provide in place testing, integration, process control verification and final testing and final installation which is expected to provide GCS a unique position in this developing market.  This expansion is currently on hold until demand for these critical products exceeds our current capacity.

Additionally, during 2004, Flanders Complete Service Division (Flanders CSD), an air filtration service provider was formed.  Flanders CSD offers weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys; and complete filtration management including mold remediation and analysis.  The company is currently negotiating several large contracts and if they are executed, the company expects to have national coverage by the end of 2007.

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

During the past three years, we introduced air filtration products which use the Arm&Hammer® and Lysol™  brand name. These products are expected to contribute to our expansion in the retail marketplace, but the extent to which they will do so, and their impact on the bottom line, is currently indeterminable.

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

Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during 2007, with most analysts pushing recovery for this sector out until 2008.  However, the strengthening economy is also having a positive effect on sales of all our products.

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

Our most common products, in terms of both unit and dollar volume, are residential throw-away spun-glass filters, which usually sell for prices under $1.00.  Any increase in consumer concern regarding air pollution, airborne pollens, allergens, and other residential airborne contaminants could result in replacement of some of these products with higher value products.  Our higher value products include our NaturalAire® higher-efficiency filters for residential use, and our Arm&Hammer® co-branded product, with associated sales prices typically over $5.00 each.  Any such trend would have a beneficial effect on our business.

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

We have continually looked for cost reductions in our products.  During the past five years, we have continued to complete the development and redesigning of numerous systems and products which were only partially completed when we acquired the companies which originally claimed to have fully developed them. These products include the automated machinery necessary for high-speed production of our pleated filters, acquired with Precisionaire, and the mass-production processes for bonded carbon high-mass zero-density products. During 2006, we built our first fully automated production lines which are expected to significantly reduce our labor related costs

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions.  These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties.  Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in Item 1A. Risk Factors as well as:

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

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at December 31, 2006 was  $42,880.  Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2006.  Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments.  We have two interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds.  Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent.  This interest rate swap is accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swap of $698 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

Not applicable

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2006 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2006, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Based on the COSO criteria and our management’s evaluation, our management believes our internal control over financial reporting as of December 31, 2006 was effective.

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

Item 9B. Other

Not appicable

PART III

Item 10.

Directors, Executive Officers and Corporate Governance of the Registrant

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

Name

Age

Title

Steven K. Clark

54

Chief Executive Officer and Director

James L. “Buddy” Mercer

62

Vice President Operations

John W. Hodson

44

Chief Financial Officer

Robert Amerson

56

Chairman of the Board

Robert Kelly Barnhill. Sr.

67

Independent Director

William D. Mitchum, Jr.

59

Independent Director

David M. Mock

54

Independent Director

Peter Fredericks

49

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

Our Corporate Governance Practices

At Flanders Corporation we have always believed in strong and effective corporate governance procedures and practices. In that spirit, we have summarized several of our corporate governance practices below.

Adopting Governance Guidelines

The Board of Directors has adopted a set of corporate governance guidelines to establish a framework within which it will conduct its business and to guide management in its running of your Company. The governance guidelines can be found on our website at www.flanderscorp.com and are summarized below.

Monitoring Board Effectiveness

It is important that our Board of Directors and its Committees are performing effectively and in the best interest of the Company and its stockholders. The Board of Directors and each Committee are responsible for annually assessing their effectiveness in fulfilling their obligations. In addition, our Nominating and Governance Committee is charged with annually reviewing the Board of Directors and its membership.

Conducting Formal Independent Director Sessions	At the conclusion of each regularly scheduled Board meeting, the independent Directors meet without Flanders Corporation management or any non-independent Directors.

Hiring Outside Advisors	The Board and each of its Committees may retain outside advisors and consultants of their choosing at the Company’s expense, without management’s consent.

Avoiding Conflicts of Interest

Flanders Corporation expects its Directors, executives and employees to conduct themselves with the highest degree of integrity, ethics and honesty. Flanders Corporation’s credibility and reputation depend upon the good judgment, ethical standards and personal integrity of each Director, executive and employee. In order to provide assurances to Flanders Corporation and its stockholders, Flanders Corporation has implemented standards of business conduct which provide clear conflict of interest guidelines to its employees, as well as an explanation of reporting and investigatory procedures.

Providing Transparency

Flanders Corporation believes it is important that stockholders understand our governance practices. In order to help ensure transparency of our practices, we have posted information regarding our corporate governance procedures on our website at www.flanderscorp.com.

Communications with the Board of Directors

Although Flanders Corporation does not have a formal policy regarding communications with the Board of Directors, stockholders may communicate with the Board of Directors by writing to the Company at Flanders Corporation, Attention: Investor Relations, 2399 26th Avenue North, Saint Petersburg, FL 33713. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Standards of Business Conduct

The Board of Directors has adopted a Code of Business Conduct and Ethics for all of the Company’s employees and Directors, including the Company’s principal executive and senior financial officers. You can obtain a copy of our Code of Business Conduct and Ethics via our website at www.flanderscorp.com, or by making a written request to the Company at Flanders Corporation, Attention: Investor Relations, 2399 26th Avenue North, Saint Petersburg, FL 33713. We will disclose any amendments to the Code of Business Conduct and Ethics, or waiver of a provision therefrom, on our website at the same address.

Ensuring Auditor Independence

Flanders Corporation has taken a number of steps to ensure the continued independence of our outside auditors. Our independent auditors report directly to the Audit Committee, which also has the ability to pre-approve or reject any non-audit services proposed to be conducted by our outside auditors.

 Item 11.

Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The goal of our named executive officer compensation program is the same as our goal for operating the company—to create long-term value for our shareowners. Toward this goal, we have designed and implemented our compensation programs for our named executives to reward them for sustained financial and operating performance and leadership excellence, to align their interests with those of our shareowners and to encourage them to remain with the company for long and productive careers. Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives. These elements consist of salary and annual bonus, equity incentive compensation, a long-term performance program driven by the achievement of objective financial performance criteria, contingent earnings on deferred salary, retirement and other benefits. In deciding on the type and amount of compensation for each executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each executive in a manner we believe optimizes the executive’s contribution to the company.

Compensation Objectives

Performance. Our four executives who are identified in the Summary Compensation Table (whom we refer to as our named executives) have held different positions and been promoted to increasing levels of responsibility. The amount of compensation for each named executive reflects his superior management experience, continued high performance and exceptional career of service to the company over a long period of time. A key element of compensation that depends upon the named executive’s performance is:

•	equity incentive compensation in the form of stock options, the value of which is contingent upon the performance of the Flanders Corporation share price.

Base salary and bonus are designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. Our other elements of compensation focus on motivating and challenging the executive to achieve superior, longer-term, sustained results.

Alignment. We seek to align the interests of the named executives with those of our investors by evaluating executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareowner value, including revenue, organic revenue, operating profit, earnings per share, operating margins, return on total equity or total capital, cash flow from operating activities and total shareholder return. A key element of compensation that align the interests of the named executives with shareowners is:

•	equity incentive compensation, which links a significant portion of compensation to shareowner value because the total value of those awards corresponds to stock price appreciation and dividend rate.

Implementing Our Objectives

Long-Term Incentive Plan

During 1996, the Company adopted the Long Term Incentive Plan (LTI Plan) to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock performance shares and dividend equivalents to officers and key employees of the Company and outside consultants to the Company. There are 1,987,000 shares of Common Stock reserved for award under the LTI Plan.  During 2006, 2005 and 2004, the Company awarded options to purchase 0, 665,000 and 630,000 shares of Common Stock under the LTI Plan, respectively.

The LTI Plan is administered by the Compensation Committee.  The Compensation Committee determines the total number and type of awards granted in any year, the number and selection of employees or consultants to receive awards, the number and type of awards granted to each grantee and the other terms and provisions of the awards, subject to the limitations set forth in the LTI Plan.

Stock Option Grants.  The Compensation Committee has the authority to select individuals who are to receive options under the LTI Plan and to specify the terms and conditions of each option so granted (incentive or nonqualified), the exercise price (which must be at least equal to the fair market value of the common stock on the date of grant with respect to incentive stock options), the vesting provisions and the option term.  Unless otherwise provided by the Compensation Committee, any option granted under the LTI Plan expires the earlier of five years from the date of grant or, three months after the optionee’s termination of service with the Company if the termination of employment is attributable to (i) disability, (ii) retirement, or (iii) any other reason, or 15 months after the optionee’s death.   We do not have a program for the timing of Stock Option grants. As of December 31, 2006, there are 1,475,000 options outstanding under the LTI Plan.

Stock Appreciation Rights.  The Compensation Committee may grant SARs separately or in tandem with a stock option award.  A SAR is an incentive award that permits the holder to receive (per share covered thereby) an equal amount by which the fair market value of a share of common stock on the date of exercise exceeds the fair market value of such share on the date the SAR was granted.  Under the LTI Plan, the Company may pay such amount in cash, in common stock or a combination of both.  Unless otherwise provided by the Compensation Committee at the time of grant, the provisions of the LTI Plan relating to the termination of employment of a holder of a stock option will apply equally, to the extent applicable, to the holder of a SAR.  A SAR granted in tandem with a related option will generally have the same terms and provisions as the related option with respect to exercisability.  A SAR granted separately will have such terms as the Compensation Committee may determine, subject to the provisions of the LTI Plan.  As of December 31, 2006, no SARs are outstanding under the LTI Plan.

Performance Shares.  The Compensation Committee is authorized under the LTI Plan to grant performance shares to selected employees.  Performance shares are rights granted to employees to receive cash, stock, or other property, the payment of which is contingent upon achieving certain performance goals established by the Compensation Committee. As of December 31, 2006, no performance shares are outstanding under the LTI Plan.

Restricted Stock Awards.  The Compensation Committee is authorized under the LTI Plan to issue shares of restricted common stock to eligible participants on such terms and conditions and subject to such restrictions, if any, outstanding under the LTI Plan.  As of December 31, 2006, no restricted shares have been awarded under the LTI Plan.

Dividend Equivalents.  The Compensation Committee may also grant dividend equivalent rights to participants subject to such terms and conditions as may be selected by the Compensation Committee.  Dividend equivalent rights entitle the holder to receive payments equal to dividends with respect to all or a portion of the number of shares of stock subject to an option award or SARs, as determined by the Committee.  As of December 31, 2006, no dividend equivalents are outstanding under the LTI Plan.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission.  Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed.  Based solely upon review of copies of such forms, or written representations that there were no unreported holdings or transactions, other than a late Form 5/A for Robert Amerson filed on February 22, 2007 related to the disposition of 500,000 shares in settlement of litigation, the Company believes that for the fiscal year ending December 31, 2006 all Section 16(a) filing requirements applicable to its officers and directors were complied with on a timely basis.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

General

The Compensation Committee of the Board of Directors is currently composed of four independent directors, Messrs. Fredericks, Mitchum, Barnhill and Mock who have no “interlocking relationships” (as defined by the SEC) , the Board Chairman and CEO, Mr. Amerson, who recuses himself from votes and discussions on his own compensation.

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

Executive Compensation

Our executive compensation program is administered by the Compensation Committee. The role of the Compensation Committee is to review and approve salaries and other compensation of the executive officers of the Company, to administer the Long-Term Incentive Plan, and to review and approve stock option grants to all employees including the executive officers of the Company.

General Compensation Philosophy

Our compensation philosophy is that total cash compensation should vary with the performance of the Company and any long-term incentive should be closely aligned with the interest of the stockholders.  Total cash compensation for the executive officers consists of the following components:

•

Base salary

•

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

Base Salary and Executive Officer Bonus Target

Current base salaries for the executive officers were determined by arms’ length negotiations with the Board   of Directors.  Messr. Clark has an employment contracts with the Company which sets a base salary and allows for bonus targets and levels to be set at the sole discretion of this committee. During 2006, none of the executive officers reached their bonus targets, hence no bonuses were awarded to executive officers in 2006, nor will bonuses be awarded in 2007 for performance in 2006.

Chief Executive Officer Compensation

The current base salary for the Chief Executive Officer of $350,000 is set according to his employment contract, which also includes provision for annual bonuses at the sole discretion of this committee.  No bonuses were awarded to the Chief Executive Officer in 2006 and none were accrued based upon 2006 performance.

Stock Options

Stock options are granted to aid in the retention of executive and key employees and to align the interests of executive and key employees with those of the stockholders.  The level of stock options granted (i.e., the number of shares subject to each stock option grant) is based on the employee’s ability to impact future corporate results.  An employee’s ability to impact future corporate results depends on the level and amount of job responsibility of the individual.  Therefore, the level of stock options granted is proportional to the Compensation Committee’s evaluation of each employee’s job responsibility.  For example, Steven K. Clark, as the Chief Executive Officer, has the highest level of responsibility and would typically be awarded the highest level of stock options.  Stock options are granted at a price not less than the fair market value on the date granted.

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company’s Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Steven K. Clark	2006 [1]	350,000	–	–	–	–	–	8,389
Chief Executive Officer (Principal Executive Officer)	2005	328,846	–	–	–	–	–	9,574
	2004	250,000	–	–	–	–	–	11,041

Robert Amerson	2006 [1]	350,000	–	–	–	–	–	–
Chairman of the Board of Directors [2]	2005	328,846	–	–	–	–	–	–
	2004	259,615	–	–	–	–	–	–

John W. Hodson	2006	127,153	–	–	–	–	–	3,857
Chief Financial Officer (Principal Financial Officer)	2005	107,346	–	–	–	–	–	4,431
	2004	107,154	–	–	–	–	–	4,050

James B. “Buddy” Mercer	2006	119,899	–	–	–	–	–	–
Vice President Operations	2005	118,247	–	–	–	–	–	–
	2004	118,247	–	–	–	–	–	–

1 Mr. Amerson and Mr. Clark each had an annual salary of $350,000, plus a possible bonus each year, under their respective Employment Agreements, as amended.

2 Mr. Amerson is the Ex-CEO of the Company.

GRANTS OF PLAN BASED AWARDS TABLE

The following tables set forth the number of securities underlying stock options granted to the named executive officers under the Company’s stock option plans during the year ended  December 31, 2006.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares of Stock or Units (#)	Exercise or Base Price of Option Awards ($ / Sh)
None Granted

OPTION EXERCISES AND STOCK VESTED TABLE

The following table sets forth the aggregate number and value of stock options at year end by the Company’s Named Executive Officers.

	Option Awards		Stock Awards

	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Name
Steven K. Clark	–	$ –	–	$ –
Robert R. Amerson	–	$ –	–	$ –
John W. Hodson	–	$ –	–	$ –
James L. “Buddy” Mercer	–	$ –	–	$ –

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table discloses information regarding outstanding awards under stock option plans as of December 31, 2006. The table omits any Stock Award columns because the Company does not have any Stock Award Plans.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Robert R. Amerson	1,000,000			$ 2.50	12/22/09
	1,000,000			$ 7.50	11/07/11
Steven K. Clark	1,000,000			$ 2.50	12/22/09
	1,000,000			$ 7.50	11/07/11
	500,000			$ 8.60	8/24/09
	500,000			$ 11.10	12/6/10
John W. Hodson	40,000			$ 1.50	10/31/07
	20,000			$ 2.52	5/23/08
	20,000			$ 5.00	10/3/08
	20,000			$ 5.21	3/15/09
	20,000			$ 8.60	8/24/09
	30,000			$ 11.10	12/6/10
James L. Mercer	60,000			$ 2.52	5/23/08
	20,000			$ 5.00	10/3/08
	20,000			$ 5.21	3/15/09
	20,000			$ 8.60	8/24/09

The Pension Benefits Table and the Nonqualified Deferred Compensation Table are omitted as they are inapplicable as the Company has no pension plans and deferred compensation arrangements.

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

DIRECTOR COMPENSATION TABLE

The following table set forth all material Director compensation information during the year ended  December 31, 2006.

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)	Option Awards ($)[2]	All Other Compensation	Total[3]
William D. Mitchum, Jr.	2,000		$ 28,491		$ 30,491
David Mock	2,000		$ 28,491		$ 30,491
Robert Kelly Barnhill, Sr.	2,000		$ 28,491		$ 30,491
Peter Fredericks	2,000		$ 28,491		$ 30,491

1    This column reports the amount of cash compensation earned in 2006 for Board and committee service.

2    This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2006 fiscal year for the fair value of stock options granted to the directors in 2006. The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS 123R. The weighted average fair value per option was $5.70,

3    The Non-Equity Incentive Plan Compensation and the Change in Pension Value and Nonqualified Deferred Compensation columns are not applicable and are omitted from this table.

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

Messr. Hodson has a three year employment contract dated January 1, 2005. The employment contract provides for an annual base salary of 120K and a discretionary bonus.  The Employment Agreement also provides for 200% of his base salary upon termination by the company for any reason other than death or disability.  This contract terminates December 31, 2007.

OTHER INFORMATION REGARDING THE BOARD OF DIRECTORS

Board Meetings and Committees

During 2006, the Board of Directors met four times and also executed various consent resolutions and written actions in lieu of meetings.  Additionally, all directors were present, either in person or by proxy, at the Fiscal 2005 Annual Meeting of the Shareholders held in December of 2006.

The Board of Directors currently has an Audit Committee and a Compensation Committee.  The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent auditors, reviews and evaluates the Company’s internal audit and control functions, monitors transactions between the Company and its employees, officers and directors, and completes other functions as required by the Public Company Accounting Reform and Investor Protection Act (the “Sarbanes-Oxley Act”) passed in 2002.  David Mock is considered the audit committee financial expert.  The Compensation Committee administers the Company’s equity incentive plans and designates compensation levels for executive officers and directors of the Company.  The Audit Committee met four times during 2006.  The Compensation Committee met one time during 2006.

Currently, the Audit Committee consists of Messrs. Mock, Fredericks, Barnhill, and Mitchum, with Mr. Mock serving as Chair.  The Compensation Committee consists of Messrs. Mitchum, Barnhill, Fredericks, Mock, Clark and Amerson.  Mr. Mitchum serves as Chair and Mr. Clark and Mr. Amerson serve as non-voting advisory members.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of December 31, 2006.  Except as indicated in the following footnotes, each listed beneficial owner has sole voting and investment power over the shares of common stock held in their names.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)
Robert R. Amerson (2) 531 Flanders Filters Road Washington, NC 27889	7,059,870	28.70%
Steven K. Clark (3) 2399 26th Avenue North Saint Petersburg, Florida 33713	5,995,183	22.76%
John W. Hodson(4)	172,952	*
William D. Mitchum, Jr. (5)	74,900	*
David Mock(6)	97,700	*
James L. “Buddy” Mercer(7)	120,000	*
Robert Kelly Barnhill, Sr.(8)	60,000	*
Peter Fredericks (9)	77,810	*
Heartland Advisors 789 North Water Street Milwaukee, WI 53202	1,754,044	6.67%
Atlas Master Fund, Ltd PO Box 908 GT George Town, Grand Cayman Cayman Islands, British West Indies	1,317,997	5.00%
Officers and Directors as a group (8 persons) (2), (3), (4), (5), (6), (7), (8), (9)	14,143,515	53.69%

*

Represents less than 1% of the total issued and outstanding shares of common stock.

(1)

Applicable percentage of ownership is based on 26,342,670 shares of common stock outstanding as of December 31, 2006, together with all applicable options for unissued securities for such shareholders exercisable within 60 days.  Shares of common stock subject to options exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

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

(5)

Includes 55,000 shares which are subject to an option to purchase such shares from the Company at $11.01 per share.  These options expire in 2010.  Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $11.72 per share.  These options expire in 2011.

(6)

Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $4.37 per share.  These options expire in 2008.  Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $11.01 per share.  These options expire in 2010.  Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $11.72 per share.  These options expire in 2011.

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

(8)

Includes 55,000 shares which are subject to an option to purchase such shares from the Company at $11.01 per share.  These options expire in 2010.  Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $11.72 per share.  These options expire in 2011.

(9)

Includes 27,000 shares which are subject to an option to purchase such shares from the Company at $1.74 per share.  These options expire in 2012.  Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $1.77 per share.  These options expire in 2013.  Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $6.49 per share.  These options expire in 2014.  Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $11.01 per share.  These options expire in 2015.  Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $11.72 per share.  These options expire in 2016.

Item 13.

Certain Relationships and Related Transactions (dollar amounts in thousands)

Review and Approval of Related Person Transactions.

The Audit Committe reviews all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The company’s legal consultant is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person are disclosed in the company’s proxy statement. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. As set forth in the Audit Committee’s key practices, in the course of its review and approval or ratification of a disclosable related party transaction, the committee considers:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to the company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the company; and

•	any other matters the committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

At December 31, 2006, Steven K. Clark owed the Company $5,194 of principal and accrued interest which he previously borrowed to make certain payments under an indemnity agreement he entered into with the Company, to exercise options and to purchase certain shares. This debt is evidenced by a note which bears interest at LIBOR plus 1%, and is due in full on December 31, 2010, or on demand by the Company if he terminates employment, and is secured by common stock.

At December 31, 2006, Robert R. Amerson owed the Company $3,066 of principal and accrued interest, which he previously borrowed, the majority of which was used to settle claims, to make certain payments under an indemnity agreement he entered into with the Company, to purchase certain shares and for other unspecified reasons. This debt is evidenced by a note which bears interest at LIBOR plus 1%, and is due in full on December 31, 2010, or on demand by the Company if he terminates employment, and is secured by common stock.

On January 2, 2001, the Company purchased and leased back $797 in manufacturing equipment from Superior Diecutting, Inc., a vendor 50% owned by two officer and directors.  The Company also loaned this supplier $500, secured by a building and used to pay off an existing mortgage, and $400 to repay a credit line secured by inventory, receivables and other current assets.  The Company made payments of $16,301, $10,951 and $6,933 in 2006, 2005 and 2004, respectively, to this supplier for purchases of raw materials.  At December 31, 2006 and 2005, the Company owed a total of $2,237 and $3,873, respectively, to this vendor.  At December 31, 2006, Superior Diecutting, Inc. owed the Company $0 due to the Company purchasing inventory on behalf of Superior Diecutting, Inc.  The accounts and operations of this related entity have been consolidated, thus, the financial effects of these transactions have been eliminated in consolidation.

As of December 31, 2006 the Company has entered into nine operating leases expiring either in 2025 or 2026 with Wal-Pat II. Wal-Pat II is owned by Robert R. Amerson and Steven K. Clark (fifty percent each).  The monthly payments to Wal-Pat II total $250.  The Company made payments of $2,816, $1,067 and $1,041 in 2006, 2005 and 2004, respectively.  The Company believes these leases are at prevailing market rates.

Item 14.

Principal Accountant Fees and Services (dollar amounts in thousands)

Audit Related Fees

Our principal accountants billed us an aggregate of $261 and $266 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2006 and 2005, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar years.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

Our principal accountants billed us an aggregate of $26 and $61 in fees and expenses for tax compliance, tax advice and tax planning during calendar years ended December 31, 2006 and 2005, respectively.

All Other Fees

Our principal accountants billed us an aggregate of $24 and $34 in fees and expenses during calendar years ended December 31, 2006 and 2005, respectively, for products and services other than those products and services described above.  These services consist of the following:

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

(a)(1)

Financial Statements:  Financial Statements are included beginning at page F-1 as follows:

Report of Independent Registered Public Accounting Firm

F-2

Consolidated Balance Sheets at December 31, 2006 and 2005

F-5

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

F-6

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

F-7

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

F-8

Notes to Consolidated Financial Statements

F-10

(a)(2)

Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on schedule

F-34

Schedule II.  Valuation and Qualifying Accounts

F-35

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

(b)

Form 8-K dated February 15 , 2006

Form 8-K dated April 24, 2006

Form 8-K dated January 27, 2005

Form 8-K dated July 20, 2006

Form 8-K dated October 23, 2006

(c)

Financial Statement Schedules:  See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 5th day of March, 2007.

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

Signature	Title	Date
/s/ Steven K. Clark	President, Chief Executive Officer And Director
/s/ John W. Hodson	Chief Financial Officer
/s/ William Mitchum, Jr.	Director
/s/ Robert Kelly Barnhill, Sr.	Director
/s/ David M. Mock	Director
/s/ Peter Fredericks	Director

FLANDERS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006, 2005 and 2004

Report of Independent Registered Public Accounting Firm

Board of Directors

Flanders Corporation and Subsidiaries

St. Petersburg, Florida

We have audited the accompanying consolidated balance sheets of Flanders Corporation and Subsidiaries (the “Company”) as of December 31, 2006 and December 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the three years ended December 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and December 31, 2005 and the results of its operations and its cash flows for the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007 expressed an unqualified opinion thereon.

Pender Newkirk & Company, LLP

Certified Public Accountants

Tampa, Florida

February 23, 2007

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

The Company's management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, the Company's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2006, the Company's internal control over financial reporting is effective based on those criteria.

The Company's independent registered public accounting firm has issued an audit report on our assessment of the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors

Flanders Corporation and Subsidiaries

St. Petersburg, Florida

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included in Item 9A, that Flanders Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria .

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 23 , 2007 expressed an unqualified opinion thereon.

Pender Newkirk & Company, LLP

Certified Public Accountants

Tampa, Florida

February 23, 2007

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except per share data)

ASSETS	2006	2005
Current assets
Cash and cash equivalents	$ 568	$ 695
Receivables:
Trade, less allowance for doubtful accounts: $4,313 in 2006 and $4,018 in 2005	53,740	50,146
Other	1,200	637
Inventories	58,939	39,418
Deferred taxes	3,332	3,260
Other current assets	3,472	1,673
Total current assets	121,251	95,829
Related party receivables	428	395
Property and equipment, net	77,297	67,618
Intangible assets, net	5,975	5,800
Other assets	2,153	2,574
	$ 207,104	$ 172,216
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 5,075	$ 3,561
Accounts payable	29,442	13,436
Accrued expenses	18,767	18,237
Total current liabilities	53,284	35,234
Long-term capital lease obligations, less current maturities	1,372	2,023
Long-term debt, less current maturities	36,433	21,709
Long-term liabilities, other	1,325	1,392
Deferred taxes	7,311	6,324
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 10,000 shares authorized; none issued	–	–
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,343	26	26
Additional paid-in capital	90,872	90,758
Notes receivable – secured by common shares	(7,441)	(6,987)
Accumulated other comprehensive loss	(698)	(833)
Retained earnings	24,620	22,570
	107,379	105,534
	$ 207,104	$ 172,216

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,

(In thousands, except per share data)

	2006	2005	2004
Net sales	$ 238,378	$ 229,276	$ 199,933
Cost of goods sold	189,653	176,359	151,645
Gross profit	48,725	52,917	48,288
Operating expenses	40,868	35,297	33,569
Operating income	7,857	17,620	14,719
Non operating income (expense)
Other income, net	2,400	1,297	1,209
Interest expense	(2,049)	(1,672)	(1,577)
	351	(375)	(368)
Earnings from operations before income taxes	8,208	17,245	14,351
Provision for income taxes	2,683	4,739	4,581
Income before extraordinary items	5,525	12,506	9,770
Extraordinary Items:
Extraordinary Loss – Flood loss (net of taxes $1,012)	(1,518)	0	0
Extraordinary Loss – Fire loss (net of taxes$1,305)	(1,957)	0	0
Net earnings	$ 2,050	$ 12,506	$ 9,770

Income before extraordinary items Basic earnings per share	$ .21	$ 0.48	$ .37
Extraordinary items	$ (.13)	$ .0	$ .0
Net earnings per share	$ .08	$ 0.48	$ .37

Income before extraordinary items Diluted earnings per share	$ .20	$ .45	$ .36
Extraordinary items	$ (.13)	$ .0	$ .0
Net earnings per share	$ .07	$ .45	$ .36
Weighted average common shares outstanding
Basic	26,340	26,309	26,201
Diluted	27,725	27,807	27,289

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2006, 2005 and 2004

(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 1, 2004	26	90,527	(9,028)	(1,110)	294	80,709
Accrued interest on notes receivable secured by common shares	–	–	(309)	–	–	(309)
Proceeds from notes receivable secured by common shares	–	–	2,687	–	–	2,687
Purchase and retirement of 19 shares of common stock	–	(88)	–	–	–	(88)
Issuance of 238 shares of common stock upon exercise of options	1	319	–	–	–	319
Comprehensive earnings
Net earnings	–	–	–	–	9,770	9,770
Gain on cash flow hedges	–	–	–	73	–	73
Total comprehensive earnings, net of tax						9,843
Balance, December 31, 2004	$ 26	$ 90,758	$ (6,650)	$ (1,037)	$ 10,064	$ 93,161
Accrued interest on notes receivable secured by common shares	–	–	(337)	–	–	(337)
Purchase and retirement of 4 shares of common stock	–	(46)	–	–	–	(46)
Issuance of 18 shares of common stock upon exercise of options	–	46	–	–	–	46
Comprehensive earnings
Net earnings	–	–	–	–	12,506	12,506
Gain on cash flow hedges	–	–	–	204	–	204
Total comprehensive earnings, net of tax						12,710
Balance, December 31, 2005	$ 26	$ 90,758	$ (6,987)	$ (833)	$ 22,570	$ 105,534
Stock option award compensation		114				114
Accrued interest on notes receivable secured by common shares	–	–	(454)	–	–	(454)
Purchase and retirement of 13 shares of common stock	–	(148)	–	–	–	(148)
Issuance of 38 shares of common stock upon exercise of options	–	148	–	–	–	148
Comprehensive earnings
Net earnings	–	–	–	–	2,050	2,050
Gain on cash flow hedges	–	–	–	135	–	135
Total Comprehensive earnings, net of tax						2,185
Balance, December 31, 2006	$ 26	$ 90,872	$ (7,441)	$ (698)	$ 24,620	$ 107,379

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

(In thousands)

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$ 2,050	$ 12,506	$ 9,770
Adjustments to reconcile earnings from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	8,087	8,527	8,165
Provision for doubtful accounts and notes	3,063	2,094	2,039
Provision for obsolete inventory	146	85	69
Loss on sale of property and equipment	1	123	138
Compensation expense	114	0	0
Extraordinary Loss	5,792	0	0
Proceeds from insurance claim on inventory	2,312	0	0
Deferred taxes	825	(5,581)	1,377
Minority interest	66	216	0
Accrued interest on notes receivable secured by common shares	(454)	(337)	(309)
Change in working capital components:
Receivables	(7,021)	(8,845)	(10,882)
Inventories	(21,843)	1,302	(6,527)
Other current assets	(13,234)	(550)	181
Accounts payable	15,479	(5,685)	4,093
Accrued expenses	529	3,419	(350)
Income taxes, net	0	0	386
Net cash (used in) provided by operating activities	(4,088)	7,274	8,150
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(154)	(2,939)	–
Purchase of property and equipment	(20,490)	(8,136)	(7,563)
Purchase of technology	–	(451)	–
Proceeds from sale of property and equipment	306	195	172
Proceeds from insurance claim on building and equipment	8,688	–	–
Disbursements on notes receivables	(33)	(21)	(13)
Decrease in other assets	164	272	267
Net cash used in investing activities	(11,519)	(11,080)	(7,137)

- Continued -

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

Years Ended December 31,

(In thousands)

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments on) revolving credit agreement	19,408	5,458	(654)
Principal payments on long-term borrowings	(3,928)	(2,843)	(2,576)
Payment of debt issuance costs	–	–	(1)
Proceeds from exercise of options	–	–	319
Proceeds from notes receivable secured by common shares	–	–	2,687
Net cash provided by (used in) financing activities	15,480	2,615	(225)
Net (decrease) increase in cash and cash equivalents	(127)	(1,191)	788
CASH AND CASH EQUIVALENTS
Beginning of year	695	1,886	1,098
End of year	$ 568	$ 695	$ 1,886

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of $474, $116 and $39 interest capitalized to property and equipment for 2006, 2005 and 2004, respectively:	$ 1,897	$ 1,656	$ 1,614
Income taxes paid	$ 2,426	$ 6,910	$ 4,044
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase and retirement of common stock	$ –	$ –	$ 88
Accounts receivable in exchange for notes receivable	$ 20	$ –	$ 3,395

ACQUISITION OF COMPANIES

Working Capital surplus (deficit) acquired, net of cash and cash equivalents received	$ 215	$ (1,187)	$ –
Fair value of other assets acquired, principally property and equipment	$ 74	$ 614	$ –
Goodwill	$ 295	$ 4,601	$ –
Minority interest	$ –	$ 220	$ –
Long-term debt assumed	$ –	$ (1,302)	$ –

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

1.

Principles of consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Superior Diecutting, Inc. of which 50% is owned by two officers and directors and 50% is owned by other shareholders unrelated to the Company or any of its officers and directors and Air Filter Sales and Service, Inc. which is consolidated in accordance with FIN 46.  The Company is the primary beneficiary of Superior Diecutting, Inc. and Air Filter Sales and Service, Inc., which both qualify as a variable interest entity.  Accordingly, the assets and liabilities and revenues and expenses of both companies have been included in the accompanying consolidated financial statements.  Superior Diecutting, Inc. is a manufacturer of the cardboard frame around some of the Company’s air filtration products.  This frame provides the air filter media with additional stability.  Air Filter Sales and Service, Inc. is a direct sales office of the Company which sells air filtration products of the Company to end users.  As of December 31, 2006, Superior Diecutting, Inc. and Air Filter Sales and Service, Inc. had assets of $8,643 and $771, liabilities of $5,023 and $691, revenues of $24,206 and $2,815, and expenses of $22,647 and $2,706, respectively.  Creditors and beneficial holders of Superior Diecutting, Inc. and Air Filter Sales and Service, Inc have no recourse to the assets or general credit of the Company.

3.

Significant customers

Net sales for the years ended December 31, 2006, 2005 and 2004 included sales to the following major customers, together with the receivables due from those customers:

	Amount of Net Sales			Trade Receivable Balance As of December 31,
	2006	2005	2004	2006	2005
Customer A	$ 30,922	$ 33,905	$ 29,149	$ 5,018	$ 6,562
Customer B	$ 38,549	$ 34,432	$ 31,581	$ 11,906	$ 9,194

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

F-#

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

6.

Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts.  The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible.  It is the Company’s policy to accrue interest on past due receivables.  The provision for doubtful accounts and notes was $3,063, $2,094, and $2,039 for the years ended December 31, 2006, 2005 and 2004, respectively.

7.

Fair value of financial instruments

The carrying amount of cash equivalents, trade receivables and trade payables approximates fair value at December 31, 2006 and 2005 because of the short maturity of these instruments.  Based on the borrowing rates currently available to the Company for bank loans with similar maturities and similar collateral requirements, the fair value of notes payable and long-term debt approximates the carrying amounts at December 31, 2006 and 2005.

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

10.

Derivative financial instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133.”  SFAS 133 and SFAS 138 established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value.  If the derivative is a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.  Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings

Note A.     Nature of Business and Summary of Significant Accounting Policies — Continued

The Company has only limited involvement with derivative financial instruments.  The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds.  Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent.  This interest rate swap is accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. The tax effected fair market value of the interest rate swap of $698 and $833 is included in accumulated other comprehensive loss at December 31, 2006 and 2005, respectively.  The interest rate swap contracts expire in 2013 and 2015.

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

SFAS 142 requires that goodwill be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount.  Such testing requires, as an initial step, that each of the Company’s reporting units, as defined in SFAS 142, be identified and that the Company’s assets and liabilities, including the existing goodwill and intangible assets, be assigned to those reporting units.  The Company has determined it has only one reporting unit and that there is no impairment as of December 31, 2006.

12.

Trademarks and trade names

Trademarks and trade names are being amortized on a straight line basis over 17 years.  At each balance sheet date, the Company evaluates the value of trademarks and trade names for impairment.  Based upon its most recent analysis, the Company believes that no impairment of trademarks and trade names exists at December 31, 2006.

13.

Property and equipment

Property and equipment are stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives.  Amortization of property and equipment held under capital leases is included in depreciation expense.  The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2006.

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

As a result of adopting SFAS 123(R), our earnings before income taxes and net earnings for the year ended December 31, 2006 were $190 and $114 lower, respectively, than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants.  There was no impact on cash flows from operating or financing activities or basic or diluted earnings per share.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2006, 2005 and 2004:  Dividend rate of 0%; risk-free interest rate of 2.38%, 4.38% and 3.63%, respectively;  expected lives of 5 years; and  expected price volatility of 51%, 110% and 102%, respectively.

As of December 31, 2006, there was no unrecognized stock-based compensation expense related to nonvested stock options.

During 2006, there was $0 of cash received from the exercise of stock options.

At December 31, 2006, the Company has three stock-based compensation plans.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R, to stock-based employee compensation prior to January 1, 2006.

	2005	2004
Net earnings, as reported	$ 12,506	$ 9,770

Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(4,112)	(2,454)

Pro forma net earnings	$ 8,394	$ 7,316

Basic earnings per share:
As reported	$ .48	$ .37
Pro forma	$ .32	$ .28

Diluted earnings per share
As reported	$ .45	$ .36
Pro forma	$ .30	$ .27

The following table represents our nonvested stock option activity for the year ended December 31, 2006:

Weighted Average
	Number of	Grant Date
	Options	Fair Value

Nonvested options - January 31, 2006	140	$ 2.53

Granted	-	$ -
Vested	(140)	$ (2.53)
Forfeited	-	$ -

Nonvested options - December 31, 2006	-	$ -

The aggregate intrinsic value of options outstanding at December 31, 2006, based on the Company’s closing stock price of $9.90 as of the last business day of the period ended December 31, 2006, which would have been received by the optionees had all options been exercised on that date was $22,820.  The aggregate intrinsic value of options exercisable at December 31, 2006, based on the Company’s closing stock price of $9.90 as of the last business day of the period ended December 31, 2006, which would have been received by the optionees had all options exercisable been exercised on that date was $22,820.  The aggregate intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 were $294, 153 and 1,061, respectively.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

19.

Outbound shipping expenses

Outbound shipping expenses are included in “operating expenses,” not in “cost of goods sold.”  Outbound shipping expenses were $9,813, $9,455, and $8,224 for the years ending December 31, 2006, 2005 and 2004, respectively.

20.

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $2,853, $2,543, and $2,422 for the years ending December 31, 2006, 2005 and 2004, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note A.

Nature of Business and Summary of Significant Accounting Policies — Continued

21.

Impact of Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We currently are assessing the impact of SFAS No. 155 on our results of operations and financial position.

In March 2006, the FASB issued SFAS No. 156, which addresses the accounting for servicing assets and liabilities. SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006. We do not expect SFAS No. 156 to have a material effect on our results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006.  FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately.  A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold.  For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority.  We are currently evaluating the impact of adopting FIN 48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157 Fair Value Measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expanded disclosures about fair value measurements.   This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  We are currently evaluating the impact of adopting SFAS No. 157 on our result of operations and financial position.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 158 Employers’ Accounting for Defined Benefit Pension and Other postretirement Plans—an amendment of FASB Statements no. 87, 88, 106, and 132(R).  SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position.   Also, requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer that is a business entity and sponsors one or more single-employer defined benefit plans is required to recognize the funded status of a benefit plan in its statement of financial position; recognize other components not recognized by FASB 87 or 106; measure defined benefit plan assets and  obligations as of the date of the employer’s fiscal year-end statement of financial position.; and disclose addition information.  The effective dates for publicly traded companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  A non-publicly traded company is required to adopt the recognition and disclosure provisions of this statement as of the end of the fiscal year ending after June 15, 2007.  SFAS No. 158 did not have a material effect on our results of operations or financial position.

On September 13, 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) 108, interpretive guidance on how errors that carryover or reversal of prior year misstatements should be considered from a materiality perspective and be considered in quantifying a current year misstatement.  The SEC staff believes that public companies should use both the current year income statement approach and the balance sheet approach.  Then evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB 108 also discusses when it would be appropriate to record a one-time cumulative adjustment for prior year misstatements that were considered immaterial along with required disclosures.  There is no official “effective date”, but it is encouraged to use November 15, 2006 as a reference point.  We do not expect SAB 108 to have a material effect on our results of operations or financial position.

Note B. Inventories

Inventories consist of the following at December 31:

	2006	2005
Finished goods	$ 31,786	$ 19,497
Work in progress	5,535	3,183
Raw materials	23,241	18,214
	60,562	40,894
Less allowances	1,623	1,476
	$ 58,939	$ 39,418

Note C. Other Assets

Other assets consist of the following at December 31:

	2006	2005
Real estate held for sale	$ 52	$ 52
Notes receivable	910	1,181
Deposits	421	343
Deferred expenses	365	598
Investment, at cost	405	400
	$ 2,153	$ 2,574

Notes receivable consists of the following at December 31,

	2006	2005
Note receivable, which is interest free for first year and 9% per annum thereafter, with a second year interest free if $450 is paid during the first year. $4 due each week beginning July1, 2004.	$ 224	$ 524

Senior note receivable, which is interest free for first year and 5% per annum thereafter. $6.5 due each month beginning January 31, 2005.	352	429

Junior note receivable, which is interest free. $5 due each quarter beginning March 31, 2005.	265	285

Various other notes receivable	420	322
Less: Current portion of notes receivable	(351)	(379)
Total	$ 910	$ 1,181

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note D. Intangible Assets

Intangible assets consist of the following at December 31:

	2006	2005
Goodwill	$ 5,002	$ 4,682
Trademarks and trade names, net of accumulated amortization of $1,256 and $1,042 in 2006 and 2005, respectively	$ 973	$ 1,118
	$ 5,975	$ 5,800

Amortization expense was $147, $141 and $179 in 2006, 2005 and 2004, respectively.  Estimated amortization expense for each of the ensuing years through December 31, 2011 is as follows:

2007	$ 128
2008	$ 128
2009	$ 103
2010	$ 91
2011	$ 91

Note E. Property and Equipment

Property and equipment and estimated useful lives consist of the following at December 31:

			Estimated
	2006	2005	Useful Lives
Land	$ 1,673	$ 1,905	–
Buildings	40,155	40,225	15-40 years
Machinery and equipment	72,097	70,644	5 -15 years
Office equipment	10,309	10,281	5-7 years
Vehicles	2,026	2,145	5 years
Construction in progress	15,641	5,916	–
	141,901	131,116
Less accumulated depreciation	64,604	63,498
	$ 77,297	$ 67,618

Total depreciation expense charged to operations totaled $7,717, $8,170, and $7,771 for 2006, 2005 and 2004, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note F. Accrued Expenses

Accrued expenses at December 31, 2006 and 2005 were as follows:

	2006	2005

Income tax payable	$ 0	$ 3,063
Bank overdraft	$ 1,646	3,303
Other accrued expenses	$ 17,121	11,871
	$ 18,767	$ 18,237

Note G. Pledged Assets and Debt

A summary of the Company’s debt, and collateral pledged thereon, consists of the following at December 31:

	2006	2005
Long-term debt:
Prime plus 0 to .50 percent (8.25% at December 31, 2006) revolving line of credit; interest rate dependent on fixed charge coverage*.	$ 20,866	$ 5,458
Prime plus 0 to .50 percent term note agreement; interest rate dependent on fixed charge coverage*.	1,168	2,567
LIBOR plus 2.25% note (mortgage) payable to a bank, due in monthly payments of $14 including interest through October 2007, at which time all unpaid principal is due, collateralized by certain land, building and improvements.	1,877	1,952
Prime plus 0 to .50 percent term note agreement due to bank; interest rate dependent on fixed charge coverage*.	3,583	0
Prime plus 0.25 percent (8.25% at December 31, 2006) notes payable to a mortgage company due in monthly payments of $30 including interest through January 2006, at which time all unpaid principal is due, collateralized by a deed of trust on land and buildings.	0	24
6.5 percent note payable to a regional development authority, due in varying quarterly installments, plus interest, through December 2017, collateralized by a security agreement and financing statement on real and personal property.	4,190	4,445
Note payable to a bank with interest at prime plus 0.25 percent, with rate adjusted annually (8.25% at December 31, 2006), due in monthly payments of $7 including interest through June 2017 subject to a call option in June 2007, collateralized by a deed of trust on real property.	604	648
Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.14% by an interest-rate swap, collateralized by a $4,000 letter of credit that expires April 1, 2015.	4,000	4,000
Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.14% by an interest-rate swap, collateralized by a $4,500 letter of credit that expires April 1, 2013.	4,500	4,500
Note payable with no interest	0	158
Prime plus 1.5 percent revolving line of credit up to $600.	0	586
Prime plus 2.0 percent revolving line of credit up to $100.	100	0
Note payable to a bank with interest at prime plus 2.50 percent (8.25% at December 31, 2006), due in 5 regular payments of $7 and one irregular payment of $383 due in May 2006, collateralized by certain assets.	0	394
Various obligations under capital lease agreements	1,992	2,561
	$ 42,880	$ 27,293
Note G. Pledged Assets and Debts — Continued
Less current maturities	5,075	3,561
	37,805	23,732
Less long-term capital lease obligations, less current maturities	1,372	2,023
	$ 36,433	$ 21,709

Aggregate maturities required on long-term debt and capital lease obligations as of December 31, 2006 are due in future years as follows:

Year Ending December 31,
2007	$ 5,075
2008	1,872
2009	1,924
2010	1,220
2011	396
Later years	32,393
$ 42,880

*

Our current revolving credit agreement with a bank provides a maximum line of credit of $33 million (subject to availability) and bears interest at either (i) LIBOR plus between 1.75% and 2.25%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the bank’s base rate, plus between 0% and .5%, dependent on the Company’s fixed charge coverage during the prior twelve months. Up to $11 million of this credit facility may be used to issue letters of credit of which the Company has two letters of credit associated with its industrial revenue bonds and two associated with its workers compensation policy. The revolving credit agreement is part of a combined facility with a bank that also includes a $7 million facility to guarantee letters of credit, and two term loans at an interest rate 0.75% higher than the revolving facility.   The term loans are due in monthly principal payments of $116 plus interest and $83 plus interest.  The line of credit and one of the term loans are due in 2009.  The other term loan is due in 2010.  The combined facility is collateralized by substantially all of the Company’s assets, requires maintenance of certain financial ratios, and restricts capital expenditures, payment of dividends and share repurchases.

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

	2006	2005
Buildings Machinery and equipment Office equipment	$ 3,700 490 204	$ 3,700 490 204
Accumulated depreciation	(1,221)	(997)
	$ 3,173	$ 3,397

Future minimum payments, by year and in aggregate, under capital leases and operating leases consist of the following at December 31, 2006:

Year Ending December 31,	Capital leases	Operating leases
2007	$ 774	$ 5,118
2008	647	4,536
2009	621	4,568
2010	261	3,957
2011	2	3,303
Later years	0	52,419
Total minimum lease payments	$ 2,305	$ 73,901
Less amount representing interest	313
Present value of net minimum payments	1,992
Current portion	614
Long-term portion	$ 1,378

Total rent expense charged to operations was approximately $5,138, $3,539, and $3,360 for 2006, 2005 and 2004, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note I. Income Taxes

The Company’s provision (benefit) for income taxes is as follows for the years ended December 31:

	2006	2005	2004
Current:
Federal	$ 5,785	$ 8,834	$ 3,449
State	496	757	296
Foreign	90	34	150
	6,371	9,625	3,895
Deferred:
Federal	(3,397)	(4,500)	632
State	(291)	(386)	54
	(3,688)	(4,886)	686
Total provision	$ 2,683	$ 4,739	$ 4,581

The income tax provision for continuing operations differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2006	2005	2004
Income tax provision at statutory rate:	$ 2,873	$ 6,036	$ 5,068
Increase (decrease) in income taxes due to:
Nondeductible expenses	32	28	19
State income taxes net	378	683	561

Credits and adjustments	(600)	(2,008)	(1,067)
	$ 2,683	$ 4,739	$ 4,581

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note I.      Income Taxes  – Continued

The components giving rise to the deferred tax assets and liabilities included in the accompanying consolidated balance sheets at December 31, 2006 and December 31, 2005 were comprised of the following:

	2006	2005
Deferred tax assets/(liabilities):
Accounts receivable allowance	$ 609	$ 906
Inventory allowance and capitalization	1,743	1,340
Accrued expenses	410	573
Deferred expenses	1	41
State credits	400	400
Foreign Income	169
Net Current Asset	$ 3,332	$ 3,260
Deferred tax assets/(liabilities):
Property and equipment	$ (12,226)	$ (10,744)
Interest rate swap	466	555
State net operating loss carry forwards	283	299
State credits	4,166	3,566
Net Noncurrent Liability	$ (7,311)	$ (6,324)

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

Messr. Hodson has a three year employment contract dated January 1, 2005. The employment contract  provides for an annual base salary of 120K and a discretionary bonus.  The Employment Agreement also provides for 200% of his base salary upon termination by the company for any reason other than death or disability.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

 – Continued

2.

Litigation

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

3.

Self-Insurance

During all periods presented, workers’ compensation claims incurred by employees were fully insured through a high deductible policy with a policy year ending each May.  The deductible per employee was $500 in 2006 and $500 in 2005, with no limit in the aggregate.  The Company continuously monitors and estimates the estimated costs of claims incurred based on historical loss information and other information provided by its carrier’s claims management personnel.  Included in the liabilities in the accompanying balance sheets are accrued workers’ compensation expenses of approximately $201 and $669 as of December 31, 2006 and 2005, respectively.

The Company provides medical benefits to its employees under a self-insured program.  Through June 30, 2002, the Company paid for 100% of an employees health costs as the services were incurred.  In July 2002, the Company changed the program that provides medical benefits to its employees once certain deductibles are met.  The benefits to the employees are limited to $35 per year with a $1,000 lifetime benefit.  The Company estimates the amount of incurred but unreported claims based on historical information.  Included in the liabilities in the accompanying balance sheets are estimated accrued health insurance expenses of approximately $200 and $212 as of December 31, 2006 and 2005, respectively.  The employer’s portion of claims charged to operations totaled approximately $1,085, $971 and $893 for 2006, 2005 and 2004, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

4.

License and Royalty Agreements

The Company has secured licensing and royalty agreements with two companies allowing the Company to use their trade names and brands on its products. Costs associated with these agreements are expensed as incurred.

5.

Gain Contingency

The Company is negotiating with its insurance carrier on collecting amounts the Company considers due under its business interruption policy, as it relates to the fire and flood that occurred in 2006.  The Company has received a total of $11 million in proceeds, however during the fourth quarter of 2006 it became uncertain if the Company would collect any additional proceeds from the insurance carrier on it’s business interruption policy.  Therefore,  no estimate can be made as to the time or the amount, if any, of ultimate recovery from the business interruption policy, thus, the Company wrote off all costs that were believed to be reimbursable from the insurance carrier.

The financial statements of the Company were impacted by lost profits resulting from the fire and flood. The Company believes the lost profits are recoverable based on the insurance policy terms, however, because the insurance coverage associated with the recovery of lost profits is similar to a gain contingency, gains on lost profits are recognized only when cash is received. These lost profits are considered contingent gain due to the subjective nature of the coverage and longer time periods used to measure the lost profits as compared to other types of coverage.

Note K.       Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“Salary Savings Plan”).  The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to fifteen percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors.  The Company contributed approximately $100, $97 and $90 to the Salary Savings Plan for the years ended December 31, 2006, 2005 and 2004, respectively.

During 1996, the Company adopted the Long Term Incentive Plan (“LTI Plan”) to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock performance shares and dividend equivalents to officers, key employees of the Company and outside consultants to the Company. There are 1,987,000 shares of Common Stock reserved for award under the LTI Plan.  During 2006, 2005 and 2004, the Company awarded options to purchase 0, 670,000 and 645,000 shares of Common Stock under the LTI Plan, respectively.

During 1996, the Company also adopted the 1996 Director Option Plan which provides for the grant of 50,000 stock options to outside directors of the Company who were elected or appointed after February 1, 1996, and who were not existing directors on the effective date of the plan.  Each such outside director who is serving as a director on January 1 of each calendar year will automatically be granted an option to acquire up to 5,000 shares of Common Stock on such date, assuming such outside director had been serving for at least six months prior to the date of grant.  The Company has reserved 500,000 shares of its Common Stock for issuance under the 1996 Director Option Plan that expires in 2006.  During 2006, 2005 and 2004, the Company awarded options to purchase 20,000, 125,000 and 15,000 shares, respectively, of Common Stock under the 1996 Director Option Plan.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note L.      Extraordinary Items

In 2006, a warehouse in Texas was damaged by a fire and a warehouse in Pennsylvania was damaged by a flood.  The Company reported an extraordinary loss on the fire of $3,475 (net of income taxes of $2,315).

Note M.      Related Party Transactions and Balances

At December 31, 2006 and 2005, the Company had notes receivable secured by common stock classified as contra-equity of $7,441 and $6,987, respectively, due from various directors, officers, shareholders and employees, with interest thereon at LIBOR plus 1%, maturing at various dates to December 2010, of which $7,441 is callable on demand by the Company if the officers or employees terminate employment with the Company.

As of December 31, 2006 the Company has entered into nine operating leases expiring either in 2025 or 2026 with Wal-Pat II. Wal-Pat II is owned by Robert R. Amerson and Steven K. Clark (fifty percent each).  The monthly payments to Wal-Pat II total $250.  The Company made payments of $2,816, $1,067 and $1,041 in 2006, 2005 and 2004, respectively.  The Company believes these leases are at prevailing market rates.

On January 2, 2001, the Company purchased and leased back $797 in manufacturing equipment from Superior Diecutting, Inc., a vendor 50% owned by two officer and directors.  The Company also loaned this supplier $500, secured by a building and used to pay off an existing mortgage, and $400 to repay a credit line secured by inventory, receivables and other current assets.  The Company made payments of $16,301, $10,951 and $6,933 in 2006, 2005 and 2004, respectively, to this supplier for purchases of raw materials.  At December 31, 2006 and 2005, the Company owed a total of $2,237 and $3,873, respectively, to this vendor.  At December 31, 2006, Superior Diecutting, Inc. owed the Company $0 due to the Company purchasing inventory on behalf of Superior Diecutting, Inc.  The accounts and operations of this related entity have been consolidated, thus, the financial effects of these transactions have been eliminated in consolidation.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

 Note N.     Stock Options and Warrants

During 2006, the Company granted options to purchase: 0 shares of common stock under its LTI Plan; 20,000 shares of common stock under its 1996 Director Option Plan at a weighted average exercise price of $2.50 per share.  All options granted during 2006 were non-qualified fixed price options.

The following table summarizes the activity related to all Company stock options and warrants for 2006, 2005 and 2004:

					Weighted Average
	Shares (In thousands)		Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2004	–	4,535	–	1.50 – 7.50	–	4.75
Granted	–	660	–	5.21 – 8.60	–	8.14
Exercised	–	(177)	–	1.65 – 6.49	–	2.18
Canceled or expired	–	(3)	–	4.75 – 4.75	–	4.75
Outstanding at December 31, 2004	–	5,015	–	1.50 – 8.60	–	5.28
Granted	–	795	–	8.85 – 11.10	–	10.75
Exercised	–	(18)	–	1.74 – 1.74	–	2.54
Canceled or expired	–	–	–		–
Outstanding at December 31, 2005	–	5,792	–	1.50 – 11.10	–	6.04
Granted	–	20	–	11.72 – 11.72	–	11.72
Exercised	–	(38)	–	2.40 – 5.21	–	3.90
Canceled or expired	–	(22)	–	2.50 – 2.50	–	2.50
Outstanding at December 31, 2006	–	5,752	–	1.50 – 11.72	–	6.08
Exercisable at December 31, 2006	–	5,752	–	1.50 – 11.72	–	6.08
Exercisable at December 31, 2005	–	5,652	–	1.50 – 11.10	–	6.10
Exercisable at December 31, 2004	–	4,835	–	1.74 – 8.60	–	5.36

The warrants and options expire at various dates ranging from February 2007 to January 2011.  A further summary of information related to options outstanding at December 31, 2006 is as follows:

Range of Exercise Prices	Number Outstanding / Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Outstanding / Exercisable
$1.50 to 2.00	77 / 77.56		$.85 / .85
$2.50 to 4.37	2,180 / 2,180	2.87	$2.58 / 2.58
$5.00 to 6.49	130 / 130	1.99	$5.16 / 5.16
$7.50 to 11.72	3,365 / 3,365	4.23	$8.49 / 8.49

Prior to January 1, 2006, as permitted under accounting principles generally accepted in the United States of America, grants to employees under the LTI Plan and other grants to employees of options were accounted for following APB Opinion No. 25 and related Interpretations.  Accordingly, no compensation cost had been recognized for grants to employees under the LTI Plan, since all options granted had an exercise price at or above the quoted market price of the Company’s common stock on the date of grant.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note O.       Earnings per Share

The following table shows the shares (in thousands) used in computing net earnings per common share including dilutive potential common stock.

	2006	2005	2004
Common shares outstanding at beginning of year	26,317	26,303	26,084
Net weighted average common shares issued and canceled during year	23	6	117
Weighted average number of common shares used in basic EPS	26,340	26,309	26,201
Dilutive effect of stock options and warrants	1,385	1,498	1,089
Weighted average number of common shares and dilutive potential shares used in diluted EPS	27,725	27,807	27,290

As of December 31, 2006, 2005 and 2004, options and warrants to purchase 730,000, 580,000 and 0 shares, respectively, of the Company’s common stock described in Note N were excluded from the computation of diluted EPS because the market price of the underlying stock was less than the exercise price.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note P.     Quarterly Financial Data (Unaudited)

Quarters Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
Net sales	$ 50,872	$ 60,765	$ 66,400	$ 60,341
Gross profit	$ 11,494	$ 13,805	$ 13,452	$ 9,974
Operating income	$ 2,456	$ 2,627	$ 2,696	$ 78
Net Earnings / (Loss)	$ 1,984	$ 2,536	$ 6,234	$ (8,704)
Net Earnings / (Loss) per share: Basic	$ .08	$ .10	$ .24	$ (.34)
Diluted	.07	.09	.23	(.32)
Common stock prices:
High	$ 12.10	$ 11.99	$ 10.36	$ 10.27
Low	10.29	9.49	8.56	8.42

	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
Net sales	$ 49,795	$ 55,548	$ 63,364	$ 60,569
Gross profit	$ 11,013	$ 13,631	$ 14,569	$ 13,704
Operating income	$ 3,620	$ 5,226	$ 4,775	$ 3,999
Net Earnings	$ 2,460	$ 3,464	$ 3,708	$ 2,874
Net Earnings per share: Basic	$ .09	$ .13	$ .14	$ .12
Diluted	.09	.12	.13	.11
Common stock prices:
High	$ 11.43	$ 11.67	$ 14.09	$ 12.46
Low	8.55	7.77	8.85	9.81

FLANDERS CORPORATION

FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM

ON SCHEDULE

Board of Directors

Flanders Corporation

In connection with our audits of the consolidated financial statements of Flanders Corporation and Subsidiaries referred to in our report dated February 23, 2007, which is included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2006, we have also audited Schedule II for each of the three years in the period ended December 31, 2006. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Pender Newkirk & Company, LLP

Pender Newkirk & Company, LLC

Certified Public Accountants

Tampa, Florida

February 23, 2007

FLANDERS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2006, 2005 and 2004

Additions
	Balance at	Charged to		Balance
	Beginning	Cost and		at End
	of Period	Expense	Deductions	of Period
For the year ended December 31, 2006
Allowance for doubtful accounts	$ 4,018	$ 3,063	$ (2,768)(1)	$ 4,313
Allowance for inventory	1,477	146	–	1,623
Total	$ 5,495	$ 3,209	$ (2,768)	$ 5,936
For the year ended December 31, 2005
Allowance for doubtful accounts	$ 3,300	$ 2,094	$ (1,376)(1)	$ 4,018
Allowance for inventory	1,392	85	–	1,477
Total	$ 4,692	$ 2,179	$ (1,376)	$ 5,495
For the year ended December 31, 2004
Allowance for doubtful accounts	$ 2,949	$ 1,875	$ (1,524)(1)	$ 3,300
Allowance for inventory	1,323	69	–	1,392
Total	$ 4,272	$ 1,944	$ (1,524)	$ 4,692

(1)

Uncollected receivables written-off, net of recoveries.

Footnotes