Form 10-K/A
period 2006-12-31
FLANDERS CORP
filed 2007-03-19
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT No. 1

TO

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

YES ___

NO  Ö

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

EXPLANATORY PARAGRAPH

This abbreviated Amendment No. 1 to Form 10-K is filed solely for the purpose of amending Exhibit 31, Section 302 Certificate of the Sarbanes-Oxley Act of 2002, Item 4, to include the phrase “and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have”:

There are no other changes to the previously filed Form 10-K.

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

Date:  March 19, 2007

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

Date: March 19, 2007

/s/ John W. Hodson

John Hodson

Chief Financial Officer

Principal Accounting Officer