Form 10-Q
period 2007-03-31
FLANDERS CORP
filed 2007-05-10
CIK 799526

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

NO __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YESÖ

NO __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES___

NO   Ö

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 2007.

26,569,996 shares of common stock, par value $.001 per share

(Title of Class)

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED March 31, 2007

PART I - FINANCIAL INFORMATION

Page

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for March 31, 2007 (unaudited) and

December 31, 2006

Consolidated Condensed Statements of Earnings (unaudited) for the three months ended March 31, 2007 and 2006

Consolidated Condensed Statements of Stockholders’ Equity for the three months ended March 31, 2007 (unaudited) and the year ended December 31, 2006

Consolidated Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2006

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

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

SIGNATURES

Page #

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
ASSETS	2007	2006
	(unaudited)
Current assets
Cash and cash equivalents	$ 1,087	$ 568
Receivables:
Trade, less allowance:
3/31/2007 $3,843; 12/31/2006 $4,313	55,525	53,740
Other	1,210	1,200
Inventories	50,971	58,939
Deferred taxes	3,062	3,332
Other current assets	4,096	3,472
Total current assets	115,951	121,251
Related party receivables	430	428
Property and equipment, less accumulated depreciation: 3/31/2007
$66,574; 12/31/2006 $64,604	77,415	77,297
Intangible assets, less accumulated amortization: 3/31/2007
$807; 12/31/2006 $1,256	5,942	5,975
Other assets	2,204	2,153
	$ 201,942	$ 207,104
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 4,680	$ 5,075
Accounts payable	26,462	29,442
Accrued expenses	20,488	18,767
Total current liabilities	51,630	53,284
Long-term capital lease obligations, less current maturities	1,215	1,372
Long-term debt, less current maturities	31,825	36,433
Long-term liabilities, other	1,159	1,164
Minority Interest	161	161
Deferred taxes	7,151	7,311
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding:26,570 and 26,343 shares in March 2007 and
December 2006, respectively	26	26
Additional paid-in capital	92,420	90,872
Notes receivable - secured by common shares	(7,559)	(7,441)
Accumulated other comprehensive loss	(695)	(698)
Retained earnings	24,609	24,620
	108,801	107,379
	$ 201,942	$ 207,104

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net sales	$ 60,248	$ 50,872
Cost of goods sold	51,226	39,378
Gross profit	9,022	11,494
Operating expenses	10,983	9,038
Operating income (loss)	(1,961)	2,456
Nonoperating income (expense):
Other income, net	973	1,045
Interest expense	(626)	(454)
	347	591

Earnings (Losses) before income taxes and extraordinary item	(1,614)	3,047
Provision for income taxes	(641)	1,063

Income (Loss) before extraordinary item	(973)	1,984
Extraordinary gain on Fire (net of taxes)	962	-
Net earnings (loss)	$ (11)	$ 1,984
Income (Loss) before extraordinary item Basic earnings per share	$ (0.04)	$ 0.08
Extraordinary item	$ 0.04	$ -
Net earnings (loss) per share	$ (0.00)	$ 0.08

Income (Loss) before extraordinary item Diluted earnings per share	$ (0.04)	$ 0.07
Extraordinary item	$ 0.04	$ -
Net earnings (loss) per share	$ (0.00)	$ 0.07
Weighted average common shares outstanding
Basic	26,408	26,338
Diluted	27,477	27,950

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Notes	Comprehensive	Retained
	Stock	Capital	Receivable	(Loss)	Earnings	Total
Balance, January 1, 2006	$ 26	$ 90,758	$ (6,987)	$ (833)	$ 22,570	$ 105,534
Stock Option award compensation	-	114	-			114
Accrued interest on notes receivable secured by common shares	-	-	(454)	-	-	(454)
Purchase & Retirement of Common Shares	-	(148)	-	-	-	(148)
Common Shares issued from exercise of stock options	-	148	-	-	-	148
Comprehensive earnings
Net Earnings	-	-	-	-	2,050	2,050
Gain on cash flow hedges	-	-	-	135	-	135
Total comprehensive earnings, net of tax	-	-	-	-	-	2,185
Balance, December 31, 2006	26	90,872	(7,441)	(698)	24,620	107,379
Stock Option award compensation		94				94
Accrued interest on notes receivable secured by common shares	-	-	(118)	-	-	(118)
Purchase & Retirement of Common Shares	-	(86)				(86)
Common Shares issued from exercise of stock options	-	86				86
Common Shares issued in lieu of trade accounts payable	-	1,454				1,454
Comprehensive earnings
Net earnings	-	-	-	-	(11)	(11)
Income on cash flow hedges	-	-	-	3	-	3
Total comprehensive earnings, net of tax	-	-	-	-	-	(8)
Balance, March 31, 2007 (unaudited)	$ 26	$ 92,420	$ (7,559)	$ (695)	$ 24,609	$ 108,801

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$ 4,461	$ (56)
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	-	(154)
Purchase of property and equipment	(2,231)	(5,212)
Proceeds from sale of property and equipment	455	40
Proceeds from insurance claim	3,000	-
Increase in notes receivables	(2)	(19)
(Increase) Decrease in other assets	(5)	99
Purchase of technology	-	-
Net cash provided by (used in) investing activities	1,217	(5,246)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(814)	(658)
Net (payments on) proceeds from revolving credit agreement	(4,345)	6,398
Net cash provided by (used in) financing activities	(5,159)	5,740
Net increase in cash and cash equivalents	519	438
CASH AND CASH EQUIVALENTS
Beginning of period	568	695
End of period	$ 1,087	$ 1,133
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ 46	$ 26
Interest	$ 607	$ 361

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Note receivable in lieu of account receivable trade	$ -	$ 20
Stock issued in lieu of trade accounts payable	$ 1,454	$ -
ACQUISITION OF COMPANIES
Working Capital surplus (deficit) acquired, net of cash
and cash equivalents received	-	(113)
Fair value of other assets acquired, principally property
and equipment	-	79
Goodwill	-	295
Minority interest	-	-
Long-term debt assumed	-	(107)
	$ -	$ 154

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.  In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows.  The results of operations and cash flows for the three  months ended March 31, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007.

Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of March 31, 2007, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2006	$(698)
Net change during the period related to cash flow hedges	3
Balance at March 31, 2007	$(695)

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

Principles of consolidation:

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Superior Diecutting, Inc. of which 50% is owned by two officers and directors and 50% is owned by other shareholders unrelated to the Company or any of its officers and directors and Air Filter Sales and Service, Inc. which is consolidated in accordance with FIN 46.  The Company is the primary beneficiary of Superior Diecutting, Inc. and Air Filter Sales and Service, Inc., which both qualify as a variable interest entity.  Accordingly, the assets and liabilities and revenues and expenses of both companies have been included in the accompanying consolidated financial statements.  Superior Diecutting, Inc. is a manufacturer of the cardboard frame around some of the Company’s air filtration products.  This frame provides the air filter media with additional stability.  Air Filter Sales and Service, Inc. is a direct sales office of the Company which sells air filtration products of the Company to end users.  As of March 31, 2007, Superior Diecutting, Inc. and Air Filter Sales and Service, Inc. had assets of $7,282 and $870, liabilities of $3,569 and $773, revenues of $4,090 and $731, and expenses of $3,996 and $714, respectively.  Creditors and beneficial holders of Superior Diecutting, Inc. and Air Filter Sales and Service, Inc have no recourse to the assets or general credit of the Company.

Note A.

Nature of Business and Interim Financial Statements - continued

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133."  The tax affected fair market value of the interest rate swaps of $695 at March 31, 2007 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

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

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses.  Advertising costs for the quarters ended March 31, 2007 and 2006 were, $1,007 and $662, respectively.

Impact of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption on January 1, 2007 did not have a material effect on the Company.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159, if elected, on its Consolidated Condensed Financial Statements.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the three months ended March 31, 2007 and the year ended December 31, 2006:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2006	-	5,792	-	$1.50 - 11.10	-	$ 6.04
Granted	-	20	-	11.72 - 11.72	-	11.72
Exercised	-	(38)	-	2.40 - 5.21	-	3.90
Canceled or expired	-	(22)	-	2.50 - 2.50	-	2.50
Outstanding at December 31, 2006	-	5,752	-	1.50 - 11.72	-	6.08
Granted	-	30	-	9.52 - 9.52	-	9.52
Exercised	-	(15)	-	2.00 - 2.50	-	2.33
Canceled or expired	-	-	-	-	-	-
Outstanding at March 31, 2007	-	5,767	-	1.50 - 11.72	-	$ 6.10
Exercisable at March 31, 2007	-	5,767	-	1.50 - 11.72	-	$ 6.10

The options expire at various dates ranging from November 2006 through January 2017.

Share-Based Compensation

As a result of adopting SFAS 123(R), our earnings before income taxes and net earnings for the three month period ended March 31, 2007 were $94 and $56 lower, respectively, than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants. Our basic and diluted earnings per share for the quarter ended March 31, 2007 did not change.

The impact of adopting SFAS 123R for the three months ended March 31, 2007, was an increase of $94 to selling, general and administrative expenses.

As of March 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $0 as all options granted are also exercisable.

The following table represents our nonvested stock option activity for the three months ended March 31, 2007:

Weighted Average
	Number of	Grant Date
	Options	Fair Value

Nonvested options - December 31, 2006	-	$ -

Granted	-	$ -
Vested	-	$ -
Forfeited	-	$ -

Nonvested options - March 31, 2007	-	$ -

The aggregate intrinsic value of options outstanding at March 31, 2007, based on the Company’s closing stock price of $7.25 as of the last business day of the period ended March 31, 2007, which would have been received by the optionees had all options been exercised on that date was $10,866.  The aggregate intrinsic value of options exercisable at March 31, 2007, based on the Company’s closing stock price of $7.25 as of the last business day of the period ended March 31, 2007, which would have been received by the optionees had all options exercisable been exercised on that date was $10,866.  The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 was $32.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Note B.

Inventories

Inventories consist of the following at March 31, 2007 and December 31, 2006:

	3/31/2007	12/31/2006

Finished goods	$ 26,786	$ 31,786
Work in progress	4,575	5,535
Raw materials	20,973	23,241
	52,334	60,562
Less allowances	1,363	1,623
	$ 50,971	$ 58,939

Note C.

Pledged Assets and Debt

In June 2006 the Company entered into a term note with Bank of America for $4 million with an interest rate of LIBOR plus 2.5% to 3.0% dependent on the fixed charge coverage ratio.  The note is due in monthly payments of $83.3 beginning in August 2006 and due in full by October 2008.  The proceeds were used to pay down the line of credit.

Note D.

Extraordinary Gain on Fire

In April 2006, a manufacturing facility in Texas was destroyed by fire and in June of 2006, another manufacturing facility was damaged by flood.    The extraordinary gain of $962 was calculated as the gain on the portion of the insurance proceeds relating to the equipment ($3,000) that was damaged by the fire and flood, that exceeded additional costs that were attributeable to these natural  disasters ($1,397), net of taxes of $641.  This extraordinary item will be subject to change as the insurance claims process progresses for the other components of the claim.

Note E.

Income Taxes

The IRS examined the Company’s federal income tax returns for the calender years 2002, 2003, and 2004.  The IRS has proposed certain changes resulting in additional liabilities due.  The Company disagrees with the proposed changes and is vigorously contesting these proposed changes and believes any final changes will be immaterial.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented in "Item 1 – Financial Statements" and our audited financial statements and the related Management's Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 31, 2006. The information set forth in this "Management’s Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements that involve risks and uncertainties.  Many factors, including those discussed below under "Factors That May Affect Future Results" and “Outlook” could cause actual results to differ materially from those contained in the forward-looking statements below.

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

Results of Operations for Three Months Ended March 31, 2007 Compared to March 31, 2006

The following table summarizes our results of operations as a percentage of net sales for the three months ended March 31, 2007 and 2006.

	Three Months Ended
	March 31,
	2007		2006

Net sales	$ 60,248	100.0%	$ 50,872	100.0%
Gross profit	9,022	15.0	11,494	22.6
Operating expenses	10,983	18.2	9,038	17.8
Operating income (loss)	(1,961)	(3.3)	2,456	4.8
Nonoperating income (expense)	347	0.6	591	1.2
Provision for income taxes	(641)	(1.1)	1,063	2.1
Extraordinary gain on Fire and Flood (net of taxes)	962	1.6	-	-
Net earnings (loss)	(11)	(0.0)	1,984	3.9

Net sales: Net sales for the first quarter of 2007 increased by $9,376, or 18.4%, to $60,248 from $50,872 for the first quarter of 2006.  Sales growth increased during the first quarter in the retail sector primarily due to the sales of our two new products, EnergyAire and our new nested product.

Gross Profit: Gross profit for the first quarter of 2007 decreased by $2,472, or 21.5%, to $9,022, which represented 15.0% of net sales, from $11,494, which represented 22.6% of net sales, for the first quarter of 2006.  The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs,  raw material costs, especially in the cost of metal. These costs were partially offset by vertical integration of certain manufacturing processes.  The gross profit during the quarter has decreased due to the start up of three new plants in Clarkton, North Carolina, Dallas, Texas and Matamoros, Mexico as well as new production lines for the EnergyAire and nested filters.  Additionally,  production was reduced during the quarter as the company reduced its level of inventories which created additional manufacturing inefficincies during the quarter.  The level of production at the manufacturing facilities was increased late in the quarter which should reverse these inefficiencies in the near term   The plant fire in Texas and the plant flood in Auburn, Pennsylvania increased the overall cost of production.   Additionally, the product mix has shifted towards lower margin items, however it is anticipated that this trend will reverse during the near term.

Operating expenses: Operating expenses for the first quarter of 2007 increased by $1,945, or 21.5%, to $10,983, representing 18.2% of net sales, from $9,038, representing 17.8% of net sales, for the first quarter of 2006.  The increase in operating expenses was primarily due to a higher volume of sales.  The increase as a percentage of sales was primarily due to increased advertising expense of approximately $345K or .7% of  net sales.

Nonoperating income (expense):  Net nonoperating income for the first quarter of 2007 decreased by $244, or 41.3%, to $347, representing 0.6% of net sales, from $591, representing 1.2 % of net sales, for the first quarter of 2006 due to increased  interest expense of approximately $175.

Provision for income taxes:  Our income tax provision for the quarter ended March 31, 2006 included the realization of tax credits and adjustments.  Excluding the realization of tax credits and adjustments, our provision for the three months of 2007 and 2006 were a blended state and federal rate of approximately 40% of pretax earnings.

Extraordinary gain on Fire (net of taxes):  The extraordinary gain of $962 was calculated as the gain on the portion of the insurance proceeds relating to the equipment ($3,000) that was damaged by the fire and flood, that exceeded additional costs that were attributeable to these natural  disasters ($1,397), net of taxes of $641.  This extraordinary item will be subject to change as the insurance claims process progresses for the other components of the claim.

Liquidity and Capital Resources

Our working capital was approximately $64,321 at March 31, 2007, compared to approximately $67,967 at December 31, 2006. This includes cash and cash equivalents of $1,087, at March 31, 2007 and $568 at December 31, 2006.

Our trade receivables increased $1,785, or 3.3%, to $55,525 at March 31, 2007, from $53,740 at December 31, 2006.  Receivable levels are typically higher during the second and third quarters due to higher sales volume however decreases during the fourth and first quarters.

Inventories decreased $7,968, or 13.5%, to $50,971 at March 31, 2007 from $58,939 at December 31, 2006.  The decrease in inventory was primarily due to the company carrying higher levels of inventory at year end due to delayed orders and lower sales volume than expected at the end of the previous  year.  Production was reduced during the quarter to allow inventories to shrink and to reduce debt.

Our continuing operations provided $4,461 and consumed $(56) of cash during the first quarter of 2007 and 2006, respectively.  The increase in cash flows from operating activities was primarily caused by the reduction of inventory levels of $7,968 partially offset by reductions in total current liabilities of  $1,654.

Our financing activities consumed $5,159 of cash during the first quarter of 2007, primarily consisting of payments on the line of credit and payments on other long term borrowings from the cash generated from the companies operating activities..  Our investing activities generated $1,217 of cash during the first quarter of 2007, primarily due to insurance proceeds of $3,000 offset by cash used to purchase property and equipment of $2,231.  Primarily all of the property and equipment that was acquired during the quarter was used to replace the property and equipment that was destroyed or damaged in the fire and flood that took place during 2006.

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

We are the lessee under a series of nine (9) real estate operating leases expiring in 2025 or 2026 with Wal-Pat II, LLC (“Wal-Pat”), an entity owned by Robert R. Amerson and Steven K. Clark (50% each).  Mr. Amerson is the Chairman of our Board of Directors and beneficially owns approximately 28.7% of our outstanding common shares as of March 31, 2007.  Mr. Clark is our Chief Executive Officer and a member of our Board of Directors.  He beneficially owns approximately 22.7% of our outstanding common shares as of March 31, 2007.

Our aggregate monthly base lease payment obligation to Wal-Pat is approximately $271.  Our total remaining aggregate obligation under the Wal-Pat operating leases is approximately $61,572.  These amounts exclude any obligations for automatic escalation of the base lease payments, payment of real estate taxes and repairs and maintenance, which are our responsibility as the lessee.  There are certain risks associated with these and other arrangements with Mr. Clark and Mr. Amerson.  See Risk Factors – “A significant amount of our leased physical facilities and a key vendor are owned by our affiliates.  The notes due us by these affiliates are secured solely by a pledge of our shares”.

One of our manufacturing equipment vendors, Superior Diecutting, Inc., is owned 50% by Mr. Amerson and Mr. Clark.  As of March 31, 2007, we owed this vendor $2.9 million.  The accounts and operations of this entity are consolidated in our financial statements.

As of March 31, 2007, we were due $5,277 and $3,117 of principal and accrued interest owed to us by Mr. Clark and Mr. Amerson, respectively, relating to loans made to these individuals prior to adoption of the Sarbanes-Oxley Act of 2002.  These notes bear interest at LIBOR plus 1%.  These notes mature on December 31, 2010.  These notes are payable on demand if either of these individuals terminate their employment with the Company.

William Mitchum, one of our independent directors, owns a vendor, Mercer Glass, which supplies glass to us.  During fiscal 2006 and during the first quarter of 2007, we purchased approximately $60 and $31, respectively, from this entity, owned by Mr. Mitchum.  In addition, Mr. Mitchum’s wife is an independent sales representative for an unrelated corrugated box vendor, Package Craft.  We believe she receives a sales commission of 3% from this vendor.  During calendar year ended 2006 and the first quarter of 2007, we acquired approximately $854 and $230 of materials from this vendor, respectively.

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

On September 22, 2000, the Board of Directors authorized the repurchase of up to two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of May 9, 2007, 572,715 shares had been repurchased in the open market under this authorization.

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

We have continually looked for cost reductions in our products.  During the past five years, we have continued to complete the development and redesigning of numerous systems and products which were only partially completed when we acquired the companies which originally claimed to have fully developed them. These products include the automated machinery necessary for high-speed production of our pleated filters, acquired with Precisionaire, and the mass-production processes for bonded carbon high-mass zero-density products. During 2006, we built our first fully automated production lines which are expected to significantly reduce our labor related costs

This Outlook section, and other portions of this document, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions.  These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties.  Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Factors That May Affect Future Results” in our Form 10-K for 2006 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2006 Annual Report and in this Form 10-Q as well as:

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

The fair value of the Company's total long-term debt, including capital leases and current maturities of long-term debt, at March 31, 2007 was approximately $37,720. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at March 31, 2007. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  The tax effected fair market value of the interest rate swap of $695 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

(b) In addition, there were no significant changes in our internal control over financial reporting that could significantly affect these controls during the quarter.  We have not identified any significant deficiency or material weaknesses in our internal controls, and therefore, there were no corrective actions taken.  However, subsequent to the end of our quarter ending March 31, 2007, we have adopted, and are in the process of implementing a series of improved  disclosure controls and procedures, including the following actions:

We are in the process of forming a new Disclosure Review Committee in order to further formalize our internal review processes relating to preparation of our SEC reports and other public disclosures, and review and approval of related party transactions, which includes independent directors, executive management and outside counsel.

We have engaged an outside compensation expert to advise us on the appropriate level of compensation for our independent directors so that such individuals may be fairly compensated for the time and effort that is necessary to devote to our affairs.  We have authorized indemnification agreements for our directors, Chief Executive Officer and Chief Financial Officer.

Page #

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

From time to time, we are a party to various legal proceedings incidental to our business.  None of the current proceedings in which we are involved are material to our business, operations or financial condition.

Item 1A.

Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Factors That May Affect Future Results” in our Form 10-K for 2006 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2006 Annual Report and in this Form 10-Q.

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

Management Controls a Significant Percentage of Our Stock

As of May 9, 2007, our directors and executive officers beneficially held approximately 41.9% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 5,767,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $11.72 per share. All of these options are currently exercisable.  The exercise of these options may result in the issuance of stock at prices lower than we might otherwise be able to obtain.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

A significant amount of our leased physical facilities and a key vendor are owned by our affiliates.  The notes due us by these affiliates are secured solely by shares of our common stock

We lease approximately 1,019,600 square feet of warehousing, shipping and manufacturing facilities from Wal-Pat II, LLC (“Wal-Pat”), an entity owned by Robert R. Amerson and Steven K. Clark (50% each). A default by us under the terms of any of these leases or default by Wal-Pat, Mr. Clark or Mr. Amerson, as guarantors on their obligations to any financial institution or other party, which holds a mortgage or deed of trust on any of these properties, could adversely affect our leasehold interests in these properties.

Unforeseen repairs and maintenance for the leased Wal-Pat facilities could adversely affect our capital resources and liquidity.  We are responsible to pay all ad valorem and real estate taxes on these properties.  The failure to make timely payments of ad valorem taxes and other assessments could adversely affect our leasehold interests.  We cannot predict the effects of future increases in real estate taxes and assessments by local jurisdictions.

In addition, Mr. Amerson and Mr. Clark own 50% of Superior Diecutting, Inc., a key vendor.  We are dependent upon this vendor for the production of components relating to the manufacturing and production of our air filtration products.  Although the results of operations of this entity are consolidated into our financial statements, an unforeseen event or circumstance affecting this vendor could negatively impact our future operations.

The promissory notes due us by Mr. Amerson and Mr. Clark are non-recourse notes secured solely by shares of our common stock.  As of March 31, 2007, the total outstanding amount due us under these notes is approximately $8,394.  The total number of shares of our common stock pledged as collateral for these notes is 794,365 shares.  If for any reason either Mr. Amerson or Mr. Clark are unable or unwilling to repay these notes and if the aggregate market value of the shares of our common stock pledged as collateral for these notes is less than the unpaid principal amount and accrued interest relating to these notes as of the maturity date, our ability to fully recoup all amounts due under these notes is uncertain.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds –

In March 2007, we satisfied approximately $1,454 of our trade payable unsecured debt to two vendors through the issuance of 200,000 shares of our common stock in partial satisfaction of our obligations due to these unrelated vendors.  We relied upon Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as an exemption from registration under Section 5 of the Securities Act in connection with the issuance of the shares to these two vendors.  We obtained appropriate investor representations and warranties in connection with the issuance of these shares.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan 1 – Jan 31, 2007	2,732	9.15	2,732	1,418,356
Feb 1 – Feb 28, 2007	1,174	8.52	1,174	1,417,182
Mar 1 – Mar 31, 2007	––	––	––	1,417,182
Total	––	––	––	1,417,182

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

(b)

Reports on Form 8-K

February 21, 2007 - Report on 8-K – Item 2.02.  Results of Operations and financial conditions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 9th day of May, 2007.

FLANDERS CORPORATION

By:     /s/ Steven K. Clark

Steven K. Clark

President, Chief Executive Officer and Director

By:     /s/ John W. Hodson

John W. Hodson

Chief Financial Officer