Form 10-Q
period 2007-06-30
FLANDERS CORP
filed 2007-08-07
CIK 799526

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

Commission File Number.   000-27958

FLANDERS CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	13-3368271
(State or other jurisdiction of incorporation or organization.)	(IRS Employer ID Number)

2399 26th Avenue North, St. Petersburg, Florida	33713
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (727) 822-4411

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES

Ö

NO __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2) of the Exchange Act.

Large accelerated filer

Accelerated filer

Ö

Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES___

NO   Ö

The number of shares outstanding of the registrant’s  common stock, as of July 31, 2007 was 26,624,079.

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED June 30, 2007

PART I - FINANCIAL INFORMATION

Page

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for June 30, 2007 (unaudited) and

December 31, 2006

Consolidated Condensed Statements of Earnings (unaudited) for the three and six months ended June 30, 2007 and 2006

Consolidated Condensed Statements of Stockholders’ Equity for the six months ended June 30, 2007 (unaudited) and the year ended December 31, 2006

Consolidated Condensed Statements of Cash Flows (unaudited) for the three and six months ended June 30, 2007 and 2006

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

Item 1A – Risk Factors

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
ASSETS	2007	2006
	(unaudited)
Current assets
Cash and cash equivalents	$ 1,422	$ 568
Receivables:
Trade, less allowance:
6/30/2007 $3,939; 12/31/2006 $4,313	60,944	53,740
Other	1,256	1,200
Inventories	57,064	58,939
Deferred taxes	3,179	3,332
Other current assets	6,668	3,472
Total current assets	130,533	121,251
Related party receivables	437	428
Property and equipment, less accumulated depreciation: 6/30/2007
$68,514; 12/31/2006 $64,604	76,485	77,297
Intangible assets, less accumulated amortization: 6/30/2007
$839; 12/31/2006 $1,256	5,910	5,975
Other assets	1,991	2,153
	$ 215,356	$ 207,104
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$ 4,256	$ 5,075
Accounts payable	34,075	29,442
Accrued expenses	27,902	18,767
Total current liabilities	66,233	53,284
Long-term capital lease obligations, less current maturities	1,090	1,372
Long-term debt, less current maturities	29,887	36,433
Long-term liabilities, other	958	1,164
Minority Interest	161	161
Deferred taxes	7,424	7,311
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding:26,624 and 26,343 shares in June 2007 and
December 2006, respectively	26	26
Additional paid-in capital	92,420	90,872
Notes receivable - secured by common shares	(7,679)	(7,441)
Accumulated other comprehensive loss	(575)	(698)
Retained earnings	25,411	24,620
	109,603	107,379
	$ 215,356	$ 207,104

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$ 64,285	$ 60,765	$ 124,533	$ 111,637
Cost of goods sold	52,662	46,960	103,888	86,338
Gross profit	11,623	13,805	20,645	25,299
Operating expenses	11,118	11,178	22,101	20,216
Operating income (loss)	505	2,627	(1,456)	5,083
Nonoperating income (expense):
Other income, net	631	365	1,604	1,410
Interest expense	(643)	(495)	(1,269)	(949)
	(12)	(130)	335	461

Earnings (Losses) before income taxes and extraordinary item	493	2,497	(1,121)	5,544
Provision (Benefit) for income taxes	193	855	(448)	1,918

Income (Loss) before extraordinary item	300	1,642	(673)	3,626
Extraordinary gain on Fire (net of taxes)	502	894	1,464	894
Net earnings	$ 802	$ 2,536	$ 791	$ 4,520
Income (Loss) before extraordinary item Basic earnings per share	$ 0.01	$ 0.07	$ (0.03)	$ 0.14
Extraordinary item	$ 0.02	$ 0.03	$ 0.06	$ 0.03
Net earnings per share	$ 0.03	$ 0.10	$ 0.03	$ 0.17

Income (Loss) before extraordinary item Diluted earnings per share	$ 0.01	$ 0.06	$ (0.02)	$ 0.13
Extraordinary item	$ 0.02	$ 0.03	$ 0.05	$ 0.03
Net earnings per share	$ 0.03	$ 0.09	$ 0.03	$ 0.16
Weighted average common shares outstanding
Basic	26,743	26,338	26,501	26,339
Diluted	27,585	27,950	27,343	27,891

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Accumulated
		Additional		Other
	Common	Paid-In	Notes	Comprehensive	Retained
	Stock	Capital	Receivable	(Loss)	Earnings	Total
Balance, January 1, 2006	$ 26	$ 90,758	$ (6,987)	$ (833)	$ 22,570	$ 105,534
Stock Option award compensation	-	114	-			114
Accrued interest on notes receivable secured by common shares	-	-	(454)	-	-	(454)
Purchase & Retirement of Common Shares	-	(148)	-	-	-	(148)
Common Shares issued from exercise of stock options	-	148	-	-	-	148
Comprehensive earnings
Net Earnings	-	-	-	-	2,050	2,050
Gain on cash flow hedges	-	-	-	135	-	135
Total comprehensive earnings, net of tax	-	-	-	-	-	2,185
Balance, December 31, 2006	26	90,872	(7,441)	(698)	24,620	107,379
Stock Option award compensation		94				94
Accrued interest on notes receivable secured by common shares	-	-	(238)	-	-	(238)
Purchase & Retirement of Common Shares	-	(401)				(401)
Common Shares issued from exercise of stock options	-	401				401
Common Shares issued in lieu of trade accounts payable	-	1,454				1,454
Comprehensive earnings
Net earnings	-	-	-	-	791	791
Income on cash flow hedges	-	-	-	123	-	123
Total comprehensive earnings, net of tax	-	-	-	-	-	914
Balance, June 30, 2007 (unaudited)	$ 26	$ 92,420	$ (7,679)	$ (575)	$ 25,411	$ 109,603

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$ 3,710	$ 410	$ 8,171	$ 354
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	-	-	-	(154)
Purchase of property and equipment	(1,069)	(2,602)	(3,300)	(7,814)
Proceeds from sale of property and equipment	19	16	474	56
Proceeds from insurance claim	-	2,903	3,000	2,903
Increase in notes receivables	(7)	6	(9)	(13)
(Increase) Decrease in other assets	169	66	164	165
Purchase of technology	-	-	-	-
Net cash provided by (used in) investing activities	(888)	389	329	(4,857)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(810)	(1,018)	(1,624)	(1,676)
Net (payments on) proceeds from revolving credit agreement	(1,677)	(16)	(6,022)	6,382
Net cash provided by (used in) financing activities	(2,487)	(1,034)	(7,646)	4,706
Net increase in cash and cash equivalents	335	(235)	854	203
CASH AND CASH EQUIVALENTS
Beginning of period	1,087	1,133	568	695
End of period	$ 1,422	$ 898	$ 1,422	$ 898
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$ 40	$ 118	$ 86	$ 144
Interest	$ 614	$ 433	$ 1,221	$ 794

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
AND FINANCING ACTIVITIES
Note receivable in lieu of account receivable trade	$ -	$ -	$ -	$ 20
Line of credit converted to a term note	$ -	$ 4	$ -	$ 4
Stock issued in lieu of trade accounts payable	$ -	$ -	$ 1,454	$ -
ACQUISITION OF COMPANIES
Working Capital surplus (deficit) acquired, net of cash
and cash equivalents received	-	-	-	(113)
Fair value of other assets acquired, principally property
and equipment	-	-	-	79
Goodwill	-	-	-	295
Minority interest	-	-	-	-
Long-term debt assumed	-	-	-	(107)
	$ -	$ -	$ -	$ 154

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.  In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows.  The results of operations and cash flows for the three and six months ended June 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007.

Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of June 30, 2007, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2006	$(698)
Net change during the period related to cash flow hedges	123
Balance at June 30, 2007	$(575)

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

Principles of consolidation:

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Superior Diecutting, Inc. of which 50% is owned by two officers and directors and 50% is owned by other shareholders unrelated to the Company or any of its officers and directors and Air Filter Sales and Service, Inc. which is consolidated in accordance with FIN 46.  The Company is the primary beneficiary of Superior Diecutting, Inc. and Air Filter Sales and Service, Inc., which both qualify as a variable interest entity.  Accordingly, the assets and liabilities and revenues and expenses of both companies have been included in the accompanying consolidated financial statements.  Superior Diecutting, Inc. is a manufacturer of the cardboard frame around some of the Company’s air filtration products.  This frame provides the air filter media with additional stability.  Air Filter Sales and Service, Inc. is a direct sales office of the Company which sells air filtration products of the Company to end users.  As of June 30, 2007, Superior Diecutting, Inc. and Air Filter Sales and Service, Inc. had assets of $9,653 and $793, liabilities of $5,436 and $704, revenues of $10,712 and $1,415, and expenses of $10,114 and $1,406, respectively.  Creditors and beneficial holders of Superior Diecutting, Inc. and Air Filter Sales and Service, Inc have no recourse to the assets or general credit of the Company.

Note A.

Nature of Business and Interim Financial Statements - continued

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133) as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133."  The tax affected fair market value of the interest rate swaps of $575 at June 30, 2007 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

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

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses.  Advertising costs for the quarters ended June 30, 2007 and 2006 were, $1,229 and $792, respectively.

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

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the six months ended June 30, 2007 and the year ended December 31, 2006:

					Weighted Average
			Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2006	-	5,792	-	$1.50 - 11.10	-	$ 6.04
Granted	-	20	-	11.72 - 11.72	-	11.72
Exercised	-	(38)	-	2.40 - 5.21	-	3.90
Canceled or expired	-	(22)	-	2.50 - 2.50	-	2.50
Outstanding at December 31, 2006	-	5,752	-	1.50 - 11.72	-	6.08
Granted	-	30	-	9.52 - 9.52	-	9.52
Exercised	-	(115)	-	2.00 - 5.21	-	3.04
Canceled or expired	-	-	-	-	-	-
Outstanding at June 30, 2007	-	5,667	-	1.50 - 11.72	-	$ 6.15
Exercisable at June 30, 2007	-	5,667	-	1.50 - 11.72	-	$ 6.15

The options expire at various dates ranging from January 2008 through January 2017.

Share-Based Compensation

Under SFAS 123R for the three and six months ended June 30, 2007, was an increase of $0 and $94 to selling, general and administrative expenses.

As of June 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was $0 as all options granted are also exercisable.

The following table represents our nonvested stock option activity for the six months ended June 30, 2007:

Weighted Average
	Number of	Grant Date
	Options	Fair Value

Nonvested options - December 31, 2006	-	$ -

Granted	-	$ -
Vested	-	$ -
Forfeited	-	$ -

Nonvested options - June 30, 2007	-	$ -

The aggregate intrinsic value of options outstanding at June 30, 2007, based on the Company’s closing stock price of $7.67 as of the last business day of the period ended June 30, 2007, which would have been received by the optionees had all options been exercised on that date was $11,754.  The aggregate intrinsic value of options exercisable at June 30, 2007, based on the Company’s closing stock price of $7.67 as of the last business day of the period ended June 30, 2007, which would have been received by the optionees had all options exercisable been exercised on that date was $11,754.  The aggregate intrinsic value of options exercised during the six months ended June 30, 2007 was $457.  Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Note B.

Inventories

Inventories consist of the following at June 30, 2007 and December 31, 2006:

	6/30/2007	12/31/2006

Finished goods	$ 31,795	$ 31,786
Work in progress	4,084	5,535
Raw materials	22,766	23,241
	58,645	60,562
Less allowances	1,581	1,623
	$ 57,064	$ 58,939

Note C.

Pledged Assets and Debt

In June 2006 the Company entered into a term note with Bank of America for $4 million with an interest rate of LIBOR plus 2.5% to 3.0% dependent on the fixed charge coverage ratio.  The note is due in monthly payments of $83.3 beginning in August 2006 and due in full by October 2008.  The proceeds were used to pay down the line of credit.  Substantially all of the Company’s assets are pledged to Bank of America as security for this credit facility.  As of June 30, 2007 the Company’s total obligations to Bank of America were approximately $18,395.  All obligations to Bank of America mature in October 2008.

Note D.

Extraordinary Gain on Fire

In April 2006, a manufacturing facility in Texas was destroyed by fire and in June of 2006, another manufacturing facility was damaged by flood.  The extraordinary gain of $1,464 was calculated as the gain on the insurance proceeds ($5,500) that exceeded additional costs that were attributeable to these natural  disasters ($3,060), net of taxes of $976.  This extraordinary item will be subject to change as the insurance claims process progresses for the claim.

Note E.

Income Taxes

The IRS examined the Company’s federal income tax returns for the calendar years 2002, 2003, and 2004.  The IRS has proposed certain changes resulting in additional liabilities due.  The Company disagrees with the proposed changes and is vigorously contesting these proposed changes and believes any final changes will be immaterial.  The IRS is also examining the Company’s federal income tax returns for the calendar years 2005 and 2006.

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

Note G.

Subsequent Event

On July 10, 2007 the Company's manufacturing facility in Bartow, Florida was destroyed in a fire. The Company has not yet determined the amount of loss which will be recorded.

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

Results of Operations for Three Months Ended June 30, 2007 Compared to June 30, 2006

The following table summarizes our results of operations as a percentage of net sales for the three months ended June 30, 2007 and 2006.

	Three Months Ended
	June 30,
	2007		2006

Net sales	$ 64,285	100.0%	$ 60,765	100.0%
Gross profit	11,623	18.1	13,805	22.7
Operating expenses	11,118	17.3	11,178	18.4
Operating income	505	0.8	2,627	4.3
Nonoperating expense	(12)	(0.0)	(130)	(0.2)
Provision for income taxes	193	0.3	855	1.4
Extraordinary gain on Fire and Flood (net of taxes)	502	0.8	894	1.5
Net earnings	802	1.2	2,536	4.2

Net sales: Net sales for the second quarter of 2007 increased by $3,520, or 5.8%, to $64,285 from $60,765 for the second quarter of 2006.  Sales growth increased during the second quarter in the retail sector primarily due to the release of our new Microparticle Plus product at Home Depot.  Our commercial and industrial sales have also attributed to the increase.

Gross Profit: Gross profit for the second quarter of 2007 decreased by $2,182, or 15.8%, to $11,623, which represented 18.1% of net sales, from $13,805, which represented 22.7% of net sales, for the second quarter of 2006.  The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs and raw material costs, especially in the cost of metal. These costs were partially offset by vertical integration of certain manufacturing processes.  The gross profit during the quarter has decreased due to the start up of three new plants in Clarkton, North Carolina, Dallas, Texas and Matamoros, Mexico as well as new production lines for the EnergyAire and nested filters.  In addition, the success of the nested flat panel filter continues to have a negative impact on product mix and consequently gross margins. The plant fire in Texas and the plant flood in Auburn, Pennsylvania increased the overall cost of production.   Additionally, the product mix has shifted towards lower margin items.

Operating expenses: Operating expenses for the second quarter of 2007 decreased by $60, or 0.0%, to $11,118, representing 17.3% of net sales, from $11,178, representing 18.4% of net sales, for the second quarter of 2006.  The decrease as a percentage of sales was primarily due to decreased professional fees and bad debts expense.

Nonoperating expense:  Net nonoperating expense for the second quarter of 2007 decreased by $118, or 90.8%, to $12, representing 0.0% of net sales, from $130, representing .2 % of net sales, for the second quarter of 2006 due to a North Carolina grant income of $250 offset by increased  interest expense of approximately $148 .

Provision for income taxes:  Our income tax provision for the quarter ended June 30, 2007 included the realization of tax credits and adjustments.  Excluding the realization of tax credits and adjustments, our provision for the three months of 2007 and 2006 were a blended state and federal rate of approximately 40% of pretax earnings.

Extraordinary gain on Fire (net of taxes):  The extraordinary gain of $502 was calculated as the gain on the insurance proceeds ($2,500) that exceeded additional costs that were attributable to these natural  disasters ($1,664), net of taxes of $334.  This extraordinary item will be subject to change as the insurance claims process progresses for the claim.

Results of Operations for Six Months Ended June 30, 2007 Compared to June 30, 2007

The following table summarizes our results of operations as a percentage of net sales for the six months ended June 30, 2007 and 2006.

	Six Months Ended
	June 30,
	2007		2006

Net sales	$ 124,533	100.0%	$ 111,637	100.0%
Gross profit	20,645	16.6	25,299	22.7
Operating expenses	22,101	17.7	20,216	18.1
Operating income (loss)	(1,456)	(1.2)	5,083	4.6
Nonoperating income	335	0.3	461	0.4
Provision (Benefit) for income taxes	(448)	(0.4)	1,918	1.7
Extraordinary gain on Fire and Flood (net of taxes)	1,464	1.2	894	0.8
Net earnings	791	0.6	4,520	4.0

Net sales: Net sales for the first half of 2007 increased by $12,896, or 11.6%, to $124,533 from $111,637 for the first half of 2006.  Sales growth increased during the first half of 2007  in the retail sector primarily due to the release of our new Microparticle Plus product at Home Depot.  Our commercial and industrial sales have also attributed to the increase.  The overall market demand increased during the last six months.  The Company also introduced  two new products, EnergyAire and our new nested product in the first half of 2007.

Gross Profit: Gross profit for the first half of 2007 decreased by $4,654, or 18.4%, to $20,645, which represented 16.6% of net sales, from $25,299, which represented 22.7% of net sales, for the first half of 2006.  The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs and raw material costs, especially in the cost of metal. These costs were partially offset by vertical integration of certain manufacturing processes.  In addition, gross profit during the last six months has decreased due to the start up of new production lines for the EnergyAire and nested filters.  Also, the success of the nested flat panel filter continues to have a negative impact on product mix and consequently gross margins.   Additionally, the plant fire in Texas increased overall cost of production.

Operating expenses: Operating expenses for the first half of 2007 increased by $1,885, or 9.3%, to $22,101, representing 17.7% of net sales, from $20,216, representing 18.1% of net sales, for the first half of 2006.  The increase in operating expenses was primarily due to a higher volume of sales.

Nonoperating income:  Net nonoperating income for the first half of 2007 decreased by $126, or 27.3%, to $335, representing .3% of net sales, from $461, representing .4% of net sales, for the first half of 2006.  This decrease was due to an increase in interest expense of approximately $320 offset by a North Carolina grant income of $250.

Provision for income taxes:  Our income tax provision for the quarter ended June 30, 2007 included the realization of tax credits and adjustments.  Excluding the realization of tax credits and adjustments, our provision for the six months of 2007 and 2006 were a blended state and federal rate of approximately 40% of pretax earnings.

Extraordinary gain on Fire (net of taxes):  The extraordinary gain of $1,464 was calculated as the gain on the insurance proceeds ($5,500) that exceeded additional costs that were attributable to these natural  disasters ($3,060), net of taxes of $976.  This extraordinary item will be subject to change as the insurance claims process progresses for the claim.

Liquidity and Capital Resources

Our working capital was approximately $64,300 at June 30, 2007, compared to approximately $67,967 at December 31, 2006. This includes cash and cash equivalents of $1,422, at June 30, 2007 and $568 at December 31, 2006.

Our trade receivables increased $7,204, or 13.4%, to $60,944 at June 30, 2007, from $53,740 at December 31, 2006.  Receivable levels are typically higher during the second and third quarters due to higher sales volume however, our sales volume typically decreases during the fourth and first quarters.

Inventories decreased $1,875, or 3.2%, to $57,064 at June 30, 2007 from $58,939 at December 31, 2006.  The decrease in inventory was primarily due to the Company carrying higher levels of inventory at year end due to delayed orders and lower sales volume than expected at the end of the previous  year.

Our continuing operations provided $3,710 and $410 of cash during the second quarter of 2007 and 2006, respectively.  Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first and second quarters.  Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash during our first and second quarters because of increases in inventory.

Our financing activities consumed $2,487 of cash during the second quarter of 2007, primarily consisting of payments on the line of credit and payments on other long term borrowings from the cash generated from the Company’s operating activities.  Our investing activities consumed $888 of cash during the second quarter of 2007, primarily due to purchase of property and equipment.

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

Mr. Clark and Mr. Amerson are personal guarantors on our credit facility with Bank America.  It is an event of default under our credit facility if these individuals collectively own less than 37% of our outstanding shares.  Superior Die Cutting, Inc., an entity owned by Mr. Amerson and Mr. Clark, is also a guarantor of this credit facility.

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

We are the lessee under a series of nine (9) real estate operating leases expiring in 2025 or 2026 with Wal-Pat II, LLC (“Wal-Pat”), an entity owned by Robert R. Amerson and Steven K. Clark (50% each).  Mr. Amerson is the Chairman of our Board of Directors and beneficially owns approximately 26.5% of our outstanding common shares as of June 30, 2007.  Mr. Clark is our Chief Executive Officer and a member of our Board of Directors.  He beneficially owns approximately 22.5% of our outstanding common shares as of June 30, 2007.

Our aggregate monthly base lease payment obligation to Wal-Pat is approximately $271.  Our total remaining aggregate obligation under the Wal-Pat operating leases is approximately $60,759.  These amounts exclude payment of real estate taxes and repairs and maintenance, which are our responsibility as the lessee.  There are certain risks associated with these and other arrangements with Mr. Clark and Mr. Amerson.  See Risk Factors – “A significant amount of our leased physical facilities and a key vendor are owned by our affiliates.  The notes due us by these affiliates are secured solely by a pledge of our shares”.

One of our manufacturing equipment vendors, Superior Diecutting, Inc., is owned 50% by Mr. Amerson and Mr. Clark.  As of June 30, 2007, we owed this vendor $2.7 million.  The accounts and operations of this entity are consolidated in our financial statements.

As of June 30, 2007, we were due $5,361 and $3,169 of principal and accrued interest owed to us by Mr. Clark and Mr. Amerson, respectively, relating to loans made to these individuals prior to adoption of the Sarbanes-Oxley Act of 2002.  These notes bear interest at LIBOR plus 1%.  These notes mature on December 31, 2010.  These notes are payable on demand if either of these individuals terminate their employment with the Company.

William Mitchum, one of our independent directors, owns a vendor, Mercer Glass, which supplies glass to us.  During fiscal 2006 and during the first two quarters of 2007, we purchased approximately $60 and $31, respectively, from this entity, owned by Mr. Mitchum.  In addition, Mr. Mitchum’s wife is an independent sales representative for an unrelated corrugated box vendor, Package Craft.  We believe she receives a sales commission of 3% from this vendor.  During calendar year ended 2006 and the first two quarters of 2007, we acquired approximately $854 and $572 of materials from this vendor, respectively.

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

On September 22, 2000, the Board of Directors authorized the repurchase of up to two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Fleet Capital Corporation. As of August 6, 2007, 618,632 shares had been repurchased in the open market under this authorization.

Outlook

Global Containment Systems, Inc. (GCS)  is a wholly-owned subsidiary of Flanders Corporation, which manufactures critical environments for the nuclear, pharmaceutical and semi conductor industries. Contingent on expanding demand for highly critical containment, we plan to expand our operations in Aiken, South Carolina.  This facility could accommodate the requirements for various nuclear containment projects scheduled at the Westinghouse Savannah River Site in Aiken, South Carolina as well as other projects scheduled worldwide over the next ten years.  Expansion into South Carolina would  provide a state of the art facility with room necessary to provide in place testing, integration, process control verification and final testing and final installation which is expected to provide GCS a unique position in this developing market.  This expansion is currently on hold until demand for these critical products exceeds our current capacity.

Additionally, during 2004, the Company formed Flanders Complete Service Division (Flanders CSD), an air filtration service provider.  Flanders CSD offers weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys; and complete filtration management including mold remediation and analysis.  The Company is currently negotiating several large contracts and if they are executed, the Company expects to have national coverage by the end of 2007.

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

We have looked for cost reductions in our products.  During the past five years, we have continued to complete the development and redesigning of numerous systems and products which were only partially completed when we acquired the companies which originally claimed to have fully developed them. These products include the automated machinery necessary for high-speed production of our pleated filters, acquired with Precisionaire, and the mass-production processes for bonded carbon high-mass zero-density products. During 2006, we built our first fully automated production lines which are expected to significantly reduce our labor related costs

This Outlook section, and other portions of this Form 10-Q, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions.  These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties.  Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Factors That May Affect Future Results” in our Form 10-K for 2006 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2006 Annual Report and in this Form 10-Q as well as:

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

•

catostraphic losses due to fire, floods or other factors beyond our control.

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

The fair value of the Company's total long-term debt, including capital leases and current maturities of long-term debt, at June 30, 2007 was approximately $35,234. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company's estimated weighted average borrowing rate at June 30, 2007. Although most of the interest on the Company's debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company's total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138.  The tax effected fair market value of the interest rate swap of $575 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

The Company's financial position is not materially affected by fluctuations in currencies against the U.S. dollar, since assets held outside the United States are negligible. Risks due to changes in foreign currency exchange rates are negligible, as the preponderance of our foreign sales occur over short periods of time or are demarcated in U.S. dollars.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in  Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report.  Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our  Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2007, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting with the exception of:

(i)

Our Audit Committee now serves as our Disclosure Review Committee and is formalizing and improving our internal review processes relating to the preparation of our SEC reports and other public disclosures, and the review and approval of related party transactions, which includes independent directors, executive management and outside counsel.

(ii)

In May 2007, we approved an increase in the compensation of our independent directors.  The increase was approved to bring the independent directors’ compensation more in line with that of comparable companies and was based upon information provided to us by an independent compensation consultant.  Retroactive to April 1, 2007, independent directors will be paid $9,625.00 per quarter.  Quarterly compensation will be paid to independent directors no later than the fifteenth day following the beginning of each calendar quarter.   We have authorized indemnification agreements for our directors, Chief Executive Officer and Chief Financial Officer.

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

Fire disruptions may adversely affect our business

Our raw materials and manufacturing process involve a greater than average risk of fire loss or disruption.  We have recently experienced two fires.  In April 2006, a manufacturing facility in Texas was destroyed by fire.  In July 2007, a manufacturing facility in Bartow, Florida was destroyed by fire.  To date we have been able to mitigate the effects of fires and floods by transferring manufacturing, warehousing and shipping to other facilities.  Our management has advised us that to date we have been insured against the losses caused by such fires.  Although we intend to increase security and increase fire protection equipment at our facilities, another major fire could occur and materially affect our operations.  Furthermore, there is no assurance that we will be able to maintain business interruption, loss of income and physical damage insurance in sufficient amounts to fully recoup losses caused by fire or other natural disasters.  It is an event of default under our credit facility with Bank of America if we are not fully insured for any loss, theft, damage or destruction to our assets, subject to agreeable insurance deductibles, that exceeds $200.

Covenants in our credit facilities could restrict our ability to borrow additional funds, which could impair the improvement and expansion of our operations

Certain covenants in our credit facility with Bank of America restrict the types and amounts of additional indebtedness that we may incur.  In addition, the credit facility contains specific financial covenants.  These restrictions could inhibit our ability to improve and expand our operations.  Our credit facility with Bank of America matures in October 2008.  There is no assurance that we will be able to maintain covenant compliance, negotiate extensions to this credit facility or find a replacement credit facility on comparable terms.  We pledged substantially all of our assets as security for the Bank of America credit facility.

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

Management Controls a Significant Percentage of Our Stock

As of August 6, 2007, our directors and executive officers beneficially held approximately 42.0% of our outstanding common stock.  As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval.  These matters include the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 5,667,000 shares of common stock to various parties with exercise prices ranging from $1.50 to $11.72 per share. All of these options are currently exercisable.  The exercise of these options may result in the issuance of stock at prices lower than we might otherwise be able to obtain.  Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

The promissory notes due us by Mr. Amerson and Mr. Clark are non-recourse notes secured solely by shares of our common stock.  As of June 30, 2007, the total outstanding amount due us under these notes is approximately $8,529.  The total number of shares of our common stock pledged as collateral for these notes is 794,365 shares.  If for any reason either Mr. Amerson or Mr. Clark are unable or unwilling to repay these notes and if the aggregate market value of the shares of our common stock pledged as collateral for these notes is less than the unpaid principal amount and accrued interest relating to these notes as of the maturity date, our ability to fully recoup all amounts due under these notes is uncertain.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds –

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr 1 – Apr 30, 2007	––	––	––	1,417,182
May 1 – May 31, 2007	45,917	6.85	45,917	1,371,265
Jun 1 – Jun 30, 2007	––	––	––	1,371,265
Total	45,917	6.85	45,917	1,371,265

*  The Plan announced September 22, 2000 authorized the repurchase of up to 2 million shares of common stock.

Item 3.

Defaults Upon Senior Securities - None.

Item 4.

Submission of Matters to a Vote of Security Holders - None.

Item 5.

Other Information – Subsequent Events

Bartow Fire

On July 10th, the Company’s manufacturing facility in Bartow, Florida was destroyed in a fire. The warehouse annex across the street was unaffected.  There were no injures related to the fire.

Temporarily, the Company has moved its Florida orders to other facilities.  The orders are being handled by the following three plants, Washington, NC; Smithfield, NC; and Clarkton, NC. In order to maintain the core staff in Bartow, Florida, the Company has temporarily relocated 60 key employees into Clarkton, NC. The Bartow Annex is available for making limited shipments.

Flanders has secured 230,000 square feet of additional warehouse space in the Bartow/Lake Wales, Florida area.   Delivery of the first high-speed production line to the new facility occurred on Monday July 30th, and should be operational  shortly.  The Company will alsol take delivery of three additional  high-speed lines which are scheduled for delivery during the month of August.  Additional equipment will be positioned in Bartow during the next three to four weeks to avoid additional shipping costs.  The plant should be functional within the next 90 days.

In addition to securing new locations, management met with  representatives from several key agencies, including the City of Bartow, Polk Works, and the Economic Development Council of Central Florida. In addition the Company met with the Polk County Unemployment Agency and Children and Family Services to arrange resources for our employees.  A call number was established for employees to update them on the situation as well as resources available to them.  The Company is  committed to exhaust all resources available to fast track setting up temporary operations and minimize the loss for our employees and curtail delivery delays for our customers.

The Company is fully insured for this loss.

CFO Resignation

On May 18, 2007, the Company informed its Chief Financial Officer, John W. Hodson, that it did not intend to renew his Employment Agreement upon its expiration on December 31, 2007.  The Company further informed Mr. Hodson that his employment after December 31 would be on an “at-will” basis.

On August 2, 2007, the Company entered into a Separation Agreement and General Release (the “Separation Agreement”) with Mr. Hodson, our former CFO, pursuant to which the parties mutually agreed to terminate Mr. Hodson’s employment with the Company, effective as of August 2, 2007. Although Mr. Hodson executed the Separation Agreement on July 23, 2007, his acceptance and resignation was conditional upon Flanders tendering the settlement payment of $30,000 and executing the Separation Agreement, which did not occur until August 2, 2007.  The Separation Agreement terminated Mr. Hodson’s employment agreement dated February 18, 2005.

The Separation Agreement contains customary confidentiality and non-disparagement provisions, as well as a mutual release with respect to any claims or causes of action relating to Mr. Hodson’s employment with the Company.  In consideration for the execution of the Separation Agreement, the Company agreed to pay Mr. Hodson $30,000, payable in lump sum on the expiration of the Revocation Period (as defined below).

During the 90-day period following the effective date of the Separation Agreement, Mr. Hodson is prohibited from selling 77,035 shares of the Company’s common stock that Mr. Hodson acquired via exercise of non-qualified stock options.  Further, because of the non-qualified nature of the exercised stock options, Mr. Hodson has an income tax obligation to the Internal Revenue Service (the “Tax Obligation”).  As part of the Separation Agreement, the Company has agreed to remit $89,400 to the Internal Revenue Service to satisfy Mr. Hodson’s Tax Obligation.  Mr. Hodson has agreed to repay the Tax Obligation promptly and has agreed to apply the proceeds from the sale of any of the 77,035 shares of common stock against the outstanding balance of the Tax Obligation.  If Mr. Hodson has not repaid the Tax Obligation within 110 days of the Separation Agreement, the unpaid amount will accrue interest at 7% per annum until satisfied in full.  To secure his repayment of the Tax Obligation, Mr. Hodson has deposited 23,577 shares of the Company’s common stock into escrow pursuant to the terms of a Tax Indemnification and Stock Escrow Agreement of even date.

Mr. Hodson is entitled to revoke the Separation Agreement within 7 days following its execution.  As such, the Separation Agreement will not become effective or enforceable by either party until August 9, 2007.

The foregoing description of the Separation Agreement is a summary and is qualified in its entirety by reference to the Separation Agreement, a copy of which will be filed with this Form 10-Q for the quarter ended June 30, 2007.

We have designated Mr. Clark as our Chief Financial Officer.

Item 6.

Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation for Flanders Corporation, filed with Form 8-A dated March 8, 1996, incorporated herein by reference.
3.2	Bylaws of Flanders Corporation, filed with Form 8-A dated March 8, 1996, incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial officer pursuant to Rule 13a-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Separation Agreement and General Release with John Hodson effective August 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 6th day of August, 2007.

FLANDERS CORPORATION

By:     /s/ Steven K. Clark

Steven K. Clark

Chief Executive Officer

Chief Financial Officer/ Principal Accounting Officer