Form 10-Q
period 2007-09-30
FLANDERS CORP
filed 2007-11-09
CIK 799526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
Commission File Number. 000-27958

FLANDERS CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	13-3368271

(State or other jurisdiction of incorporation or organization.)	(IRS Employer ID Number)

2399 26th Avenue North, St. Petersburg, Florida	33713

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 822-4411

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

YES NO Ö

The number of shares outstanding of the registrant’s common stock, as of September 30, 2007 was 25,896,729.

FLANDERS CORPORATION
FORM 10-Q
FOR QUARTER ENDED September 30, 2007

Page

PART I - FINANCIAL INFORMATION

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for September 30, 2007 (unaudited) and December 31, 2006	3

Consolidated Condensed Statements of Earnings (unaudited) for the three and nine months ended September 30, 2007 and 2006	4

Consolidated Condensed Statements of Stockholders’ Equity for the nine months ended September 30, 2007 (unaudited) and the year ended December 31, 2006	5

Consolidated Condensed Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2007 and 2006	6

Notes to Consolidated Condensed Financial Statements	7

Item 2 -

Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3 -

Quantitative and Qualitative Disclosures About Market Risk	16

Item 4 -

Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	17

Item 1A – Risk Factors	17

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3 – Defaults Upon Senior Securities	21

Item 4 - Submission of Matters to a Vote of Security Holders	21

Item 5 - Other Information	21

Item 6 - Exhibits	22

SIGNATURES	23

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	September 30, 2007	December 31, 2006

	(unaudited)
Current assets
Cash and cash equivalents	$687	$568
Receivables:
Trade, less allowance:
9/30/2007 $11,323; 12/31/2006 $4,313	52,222	53,740
Other	1,289	1,200
Inventories	50,874	58,939
Deferred taxes	7,287	3,332
Other current assets	9,322	3,472

Total current assets	121,681	121,251
Related party receivables	314	428
Property and equipment, less accumulated depreciation: 9/30/2007
$55,345; 12/31/2006 $64,604	66,897	77,297
Intangible assets, less accumulated amortization: 9/30/2007
$871; 12/31/2006 $1,256	3,904	5,975
Other assets	4,418	2,153

	$197,214	$207,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$3,867	$5,075
Accounts payable	35,142	29,442
Accrued expenses	24,471	18,767

Total current liabilities	63,480	53,284

Long-term capital lease obligations, less current maturities	979	1,372
Long-term debt, less current maturities	37,043	36,433
Long-term liabilities, other	1,116	1,164
Minority Interest	160	161
Deferred taxes	5,344	7,311
Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	-	-
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 25,897 and 26,343 shares in September 2007 and December 2006, respectively	26	26
Additional paid-in capital	86,975	90,872
Notes receivable - secured by common shares	(2,355)	(7,441)
Accumulated other comprehensive loss	(670)	(698)
Retained earnings	5,116	24,620

	89,092	107,379

	$197,214	$207,104

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF EARNINGS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

Net sales	$62,578	$66,400	$187,111	$178,037
Cost of goods sold	56,017	52,948	159,905	139,286

Gross profit	6,561	13,452	27,206	38,751
Operating expenses	21,751	10,756	43,852	30,972

Operating income (loss)	(15,190)	2,696	(16,646)	7,779

Nonoperating income (expense):
Other income (expense), net	(3,265)	562	(1,661)	1,972
Interest expense	(743)	(540)	(2,012)	(1,489)

	(4,008)	22	(3,673)	483

Earnings (Losses) before income taxes and extraordinary item	(19,198)	2,718	(20,319)	8,262
Provision (Benefit) for income taxes	(7,680)	937	(8,128)	2,855

Income (Loss) before extraordinary item	(11,518)	1,781	(12,191)	5,407
Extraordinary gain (loss) on Fire (net of taxes)	(4,697)	4,453	(3,233)	5,347

Net Earnings (Loss)	$(16,215)	$6,234	$(15,424)	$10,754

Income (Loss) before extraordinary item Basic earnings per share	$(0.43)	$0.07	$(0.46)	$0.21
Extraordinary item	$(0.18)	$0.17	$(0.12)	$0.20

Net earnings (loss) per share	$(0.61)	$0.24	$(0.58)	$0.41

Income (Loss) before extraordinary item Diluted earnings per share	$(0.43)	$0.07	$(0.46)	$0.20
Extraordinary item	$(0.18)	$0.16	$(0.12)	$0.19

Net earnings (loss) per share	$(0.61)	$0.23	$(0.58)	$0.39

Weighted average common shares outstanding
Basic	26,774	26,340	26,542	26,190

Diluted	26,774	27,654	26,542	27,563

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive (Loss)	Retained Earnings	Total

Balance, January 1, 2006	$26	$90,758	$(6,987)	$(833)	$22,570	$105,534
Stock Option award compensation	-	114	-			114
Accrued interest on notes receivable secured by common shares	-	-	(454)	-	-	(454)
Purchase & Retirement of Common Shares	-	(148)	-	-	-	(148)
Common Shares issued from exercise of stock options	-	148	-	-	-	148
Comprehensive earnings
Net Earnings	-	-	-	-	2,050	2,050
Gain on cash flow hedges	-	-	-	135	-	135

Total comprehensive earnings, net of tax	-	-	-	-	-	2,185

Balance, December 31, 2006	26	90,872	(7,441)	(698)	24,620	107,379
Stock Option award compensation		94				94
Accrued interest on notes receivable secured by common shares	-	-	(360)	-	-	(360)
Purchase & Retirement of Common Shares	-	(2,900)				(2,900)
Common Shares issued from exercise of stock options	1	2,900				2,901
Common Shares issued in lieu of trade accounts payable	-	1,454				1,454
Common Shares received in lieu of equity note receivable	(1)	(5,445)	5,446			-
Loss of controlling interest in affiliate		-	-		(4,080)	(4,080)
Comprehensive earnings
Net earnings (loss)	-	-	-	-	(15,424)	(15,424)
Income on cash flow hedges	-	-	-	28	-	28

Total comprehensive earnings, net of tax	-	-	-	-	-	(15,396)

Balance, September 30, 2007 (unaudited)	$26	$86,975	$(2,355)	$(670)	$5,116	$89,092

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by (used in) operating activities	$(7,993)	$(1,052)	$178	$(698)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition, net of cash acquired	-	-	-	(154)
Disposal, net of cash disposed	(98)	-	(98)	-
Purchase of property and equipment	(1,907)	(7,466)	(5,207)	(15,280)
Proceeds from sale of property and equipment	8	241	482	297
Proceeds from insurance claim	2,500	5,785	5,500	8,688
Increase (Decrease) in notes receivables	123	(7)	114	(20)
(Increase) Decrease in other assets	(23)	120	141	285
Purchase of technology	-	-	-	-

Net cash provided by (used in) investing activities	603	(1,327)	932	(6,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(809)	(1,301)	(2,433)	(2,977)
Net proceeds from revolving credit agreement	7,464	4,760	1,442	11,142

Net cash provided by (used in) financing activities	6,655	3,459	(991)	8,165

Net increase in cash and cash equivalents	(735)	1,080	119	1,283
CASH AND CASH EQUIVALENTS
Beginning of period	1,422	898	568	695

End of period	$687	$1,978	$687	$1,978

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$53	$1,776	$139	$1,920

Interest	$784	$572	$2,005	$1,366

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Note receivable in lieu of account receivable trade	$-	$-	$-	$20

Common shares received in lieu of note	$5,446	$-	$5,446	$-

Line of credit converted to a term note	$-	$4	$-	$4

Stock issued in lieu of trade accounts payable	$-	$-	$1,454	$-

ACQUISITION / DISPOSAL OF COMPANIES
Working Capital surplus (deficit) acquired/disposed, net of cash and cash equivalents received/disposed	3,880	-	3,880	(113)
Fair value of other assets acquired/(disposed), principally property and equipment	(1,466)	-	(1,466)	79
Goodwill acquired / (disposed)	(1,428)	-	(1,428)	295
Minority interest	-	-	-	-
Long-term debt assumed	-	-	-	(107)

	$986	$-	$986	$154

Note A.	Nature of Business and Interim Financial Statements

Nature of business:

The Company designs, manufactures and markets air filters and related products, and is focused on providing environmental filtration systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors, pharmaceuticals and nuclear related activities. The Company also designs and manufactures much of its own production equipment to automate processes to decrease labor costs associated with its standard products. The Company also produces various fiber based air filter media for many of its products. These medias include various grades of HEPA media and pleat media. The vast majority of the Company’s current revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006. In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three and nine months ended September 30, 2007 may not be indicative of the results that may be expected for the year ending December 31, 2007.

Other comprehensive income (loss):

Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of September 30, 2007, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2006	$(698)
Net change during the period related to cash flow hedges	28

Balance at September 30, 2007	$(670)

Accounts receivable:

The majority of the Company’s accounts receivable are due from large retail, wholesale, construction and other companies. Credit is extended based on evaluation of the customers’ financial condition. Accounts receivable terms are within normal time frames for the respective industries. The Company maintains allowances for doubtful accounts for estimated losses, which are reviewed regularly by management. The estimated losses are based on the aging of accounts receivable balances and historical write-off experience, net of recoveries, however, during the third quarter of 2007 the Company changed its methodology and certain assumptions relating to the allowance for doubtful accounts. The effect of these changes on net loss for 2007 is an increase of $8,109. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Principles of consolidation:

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Air Filter Sales and Service, Inc. which is consolidated in accordance with FIN 46. The Company is the primary beneficiary of Air Filter Sales and Service, Inc., which qualifies as a variable interest entity. Accordingly, the assets and liabilities and revenues and expenses of this company have been included in the accompanying consolidated financial statements. Air Filter Sales and Service, Inc. is a direct sales office of the Company which sells air filtration products of the Company to end users. As of September 30, 2007, Air Filter Sales and Service, Inc. had assets of $768, liabilities of $743, revenues of $2,135, and expenses of $2,190. Creditors and beneficial holders of Air Filter Sales and Service, Inc have no recourse to the assets or general credit of the Company.

During the quarter ended September 30, 2007, as a result of the Settlement Agreement and Mutual Release between Steve Clark (former CEO) and Robert Amerson (current CEO), the Company deconsolidated Superior Diecutting, Inc. from our Consolidated Condensed Financial Statements because Flanders is no longer considered a primary beneficiary. Under Generally Accepted Accounting Principles the Company should reflect the deconsolidation prospectively and, accordingly, the Company did not restate prior period amounts.

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133.” The tax affected fair market value of the interest rate swaps of $670 at September 30, 2007 is included in other comprehensive loss. The interest rate swap contracts expire in 2013 and 2015.

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

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the quarters ended September 30, 2007 and 2006 were $1,806 and $704, respectively.

Impact of Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes,” and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective as of the beginning of the Company’s 2007 fiscal year. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. Adoption on January 1, 2007 did not have a material effect on the Company.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value.

Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS No. 159, if elected, on its Consolidated Condensed Financial Statements.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the nine months ended September 30, 2007 and the year ended December 31, 2006:

		Stock	Exercise Price per Share		Weighted Average Exercise Price per Share

	Warrants	Options	Warrants	Options	Warrants	Options

Outstanding at January 1, 2006	-	5,792	-	$1.50 - 11.10	-	$6.04
Granted	-	20	-	11.72 - 11.72	-	11.72
Exercised	-	(38)	-	2.40 - 5.21	-	3.90
Canceled or expired	-	(22)	-	2.50 - 2.50	-	2.50

Outstanding at December 31, 2006	-	5,752	-	1.50 - 11.72	-	6.08
Granted	-	30	-	9.52 - 9.52	-	9.52
Exercised	-	(1,115)	-	1.50 - 5.21	-	2.56
Canceled or expired	-	-	-	-	-	-

Outstanding at September 30, 2007	-	4,667	-	1.77 - 11.72	-	$6.93

Exercisable at September 30, 2007	-	4,667	-	1.77 - 11.72	-	$6.93

The options expire at various dates ranging from January 2008 through January 2017.

Share-Based Compensation

As of September 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $0 as all options granted are also exercisable.

The following table represents our non-vested stock option activity for the nine months ended September 30, 2007:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested options - December 31, 2006	-	$-

Granted	-	$-
Vested	-	$-
Forfeited	-	$-

Nonvested options - September 30, 2007	-	$-

The aggregate intrinsic value of options outstanding at September 30, 2007, based on the Company’s closing stock price of $4.59 as of the last business day of the period ended September 30, 2007, which would have been received by the optionees had all options been exercised on that date was $2,349. The aggregate intrinsic value of options exercisable at September 30, 2007, based on the Company’s closing stock price of $4.59 as of the last business day of the period ended September 30, 2007, which would have been received by the optionees had all options exercisable been exercised on that date was $2,349. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 was $2,557. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Options on 422 and 384 shares of common stock were not included in computing diluted EPS for the quarter and nine month period ended September 30, 2007, respectively, because their effects were antidilutive.

Note B.	Inventories

Inventories consist of the following at September 30, 2007 and December 31, 2006:

	9/30/2007	12/31/2006

Finished goods	$28,697	$31,786
Work in progress	4,775	5,535
Raw materials	22,520	23,241

	55,992	60,562
Less allowances	5,118	1,623

	$50,874	$58,939

Note C.	Pledged Assets and Debt

In June 2006 the Company entered into a term note with Bank of America for $4 million with an interest rate of LIBOR plus 2.5% to 3.0% dependent on the fixed charge coverage ratio. The note is due in monthly payments of $83.3 beginning in August 2006 and due in full by October 2008. The proceeds were used to pay down the line of credit. Substantially all of the Company’s assets are pledged to Bank of America as security for this credit facility. As of September 30, 2007 the Company’s total obligations to Bank of America were approximately $25,259. All obligations to Bank of America mature in October 2009. The Company is currently in process of changing its debt covenants which will be effective beginning October 2007.

Note D.	Extraordinary Loss on Fire

In April 2006, a manufacturing facility in Texas was destroyed by fire and in June of 2006, another manufacturing facility was damaged by flood. In July 2007 another manufacturing facility in Florida was destroyed by fire. The extraordinary loss of $3,233 was calculated as the loss on the costs that were attributeable to these natural disasters ($12,888) that exceeded the insurance proceeds ($7,500), net of taxes of $2,155. This extraordinary item will be subject to change as the insurance claims process progresses for the claim.

Note E.	Settlement Agreement

Steve Clark, former CEO, satisfied his obligation under a promissory note due Flanders, which had an outstanding balance of $5,446 as of September 30, 2007 in consideration of his surrendering 1,183,872 shares of Flanders common stock. These shares are valued at $4.60, which is the 30-day average market value of Flanders shares. Such shares were retired.

Note F.	Income Taxes

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

Note G.	Litigation

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

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 31, 2006. The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors, including those discussed below under “Factors That May Affect Future Results” and “Outlook” could cause actual results to differ materially from those contained in the forward-looking statements below.

Overview

Flanders is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and related products and services. Our focus has evolved from expansion through acquisition to increasing the quality and efficiency of our high-volume replacement filtration products, and using these benefits to compete more effectively in the marketplace. We also design and manufacture much of our own production equipment and produce various grades of HEPA media and pleat media for many of our air filtration products.

Critical Accounting Policies

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, and valuations of investments, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. In the ordinary course of accounting for items such as allowance for doubtful accounts, inventory valuation, and other items mentioned above, we make changes in estimates as appropriate in the circumstances. Such changes and refinements in estimation methodologies are reflected in report results of operations and, if material, the approximate effects of changes in estimates are disclosed in the Notes to our Consolidated Financial Statements. We believe that the following critical accounting policies reflect our more significant judgments and estimates used in preparation of our consolidated financial statements.

We maintain allowances for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. Significant changes were made to the Company’s estimate of allowance for doubtful accounts during the third quarter of 2007 as a result of the Company changing its methodology and assumptions of estimating this allowance. The impact of this change is discussed in Note A. Accounts Receivable above. Actual results could differ materially from this estimate, making it reasonably possible that a change in this estimate could occur in the near term.

We value our inventories at the lower of cost or market. We write down inventory balances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventories were written down to net realizable value during the third quarter of 2007. The effect of this write down to net realizable value on net loss for 2007 is an increase of $3,394. This was due mainly to discontinued product lines as well as discovery of some damaged inventory. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

During the third quarter of 2007, the Company applied the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. SFAS No. 121 requires assets be valued on an asset by asset basis at the lower of carrying amount or fair value less costs to sell. In applying those provisions, in association with the shut down of our facility in Salt Lake City,

Utah, the Company determined it had impaired plant equipment totaling $2,463 which is shown in the Nonoperating Income (Expense) section of the Company’s Consolidated Condensed Statements of Earnings.

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

Results of Operations for Three Months Ended September 30, 2007 Compared to September 30, 2006

The following table summarizes our results of operations as a percentage of net sales for the three months ended September 30, 2007 and 2006.

	Three Months Ended September 30,

	2007		2006

Net sales	$62,578	100.0%	$66,400	100.0%
Gross profit	6,561	10.5	13,452	20.3
Operating expenses	21,751	34.8	10,756	16.2
Operating income (loss)	(15,190)	(24.3)	2,696	4.1
Nonoperating income (expense)	(4,008)	(6.4)	22	0.0
Provision (Benefit) for income taxes	(7,680)	(12.3)	937	1.4
Extraordinary gain (loss) on Fire and Flood (net of taxes)	(4,697)	(7.5)	4,453	6.7
Net earnings (loss)	(16,215)	(25.9)	6,234	9.4

Net sales: Net sales for the third quarter of 2007 decreased by $3,822, or 5.8%, to $62,578 from $66,400 for the third quarter of 2006. Sales growth decreased during the third quarter due to the fire which destroyed our Florida manufacturing facility. This created difficulty in our ability to produce enough product and ship to our customers.

Gross Profit: Gross profit for the third quarter of 2007 decreased by $6,891, or 51.2%, to $6,561, which represented 10.5% of net sales, from $13,452, which represented 20.3% of net sales, for the third quarter of 2006. The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs and raw material costs, especially in the cost of metal. The gross profit during the quarter has also decreased due to the start up of three new plants in Clarkton, North Carolina, Dallas, Texas and Matamoros, Mexico as well as new production lines for the EnergyAire and nested filters. In addition, the success of the nested flat panel filter continues to have a negative impact on product mix and consequently gross margins. Additionally, the product mix has shifted towards lower margin items. The Company also increased its reserve for obsolete inventory during the third quarter of 2007 as discussed in the Critical Accounting Policies section above. New management has discovered that vertical integration has created a drag in margins, hence, management is moving away from verticality.

Operating expenses: Operating expenses for the third quarter of 2007 increased by $10,995, or 102.2%, to $21,751, representing 34.8% of net sales, from $10,756, representing 16.2% of net sales, for the third quarter of 2006. The increase as a percentage of sales was primarily due to an increase in management’s estimate of allowance for doubtful accounts as discussed in the Critical Accounting Policies section above.

Nonoperating income (expense): Net nonoperating income (expense) for the third quarter of 2007 decreased by $4,030, to ($4,008), representing 6.4% of net sales, from $22, representing 0.0 % of net sales, for the third quarter of 2006 due to the Company disposing of assets considered impaired, including goodwill.

Provision for income taxes: Our income tax provision for the quarter ended September 30, 2007 included the realization of tax credits and adjustments. Excluding the realization of tax credits and adjustments, our provision for the three months of 2007 and 2006 were a blended state and federal rate of approximately 40% of pretax earnings and losses.

Extraordinary gain on Fire (net of taxes): The extraordinary loss of $4,697 was calculated as the loss on the costs that were attributable to these natural disasters ($9,828) that exceeded the insurance proceeds ($2,000), net of taxes $3,131. This extraordinary item will be subject to change as the insurance claims process progresses for the claim.

Results of Operations for Nine Months Ended September 30, 2007 Compared to September 30, 2007

The following table summarizes our results of operations as a percentage of net sales for the nine months ended September 30, 2007 and 2006.

	Nine Months Ended September 30,

	2007		2006

Net sales	$187,111	100.0%	$178,037	100.0%
Gross profit	27,206	14.5	38,751	21.8
Operating expenses	43,852	23.4	30,972	17.4
Operating income (loss)	(16,646)	(8.9)	7,779	4.4
Nonoperating income (expense)	(3,673)	(2.0)	483	0.3
Provision (Benefit) for income taxes	(8,128)	(4.3)	2,855	1.6
Extraordinary gain (loss) on Fire and Flood (net of taxes)	(3,233)	(1.7)	5,347	3.0
Net earnings (loss)	(15,424)	(8.2)	10,754	6.0

Net sales: Net sales for the first nine months of 2007 increased by $9,074, or 5.1%, to $187,111 from $178,037 for the first nine months of 2006. Sales growth increased during the first nine months of 2007 in the retail sector primarily due to the release of our new Microparticle Plus product at Home Depot. Our commercial and industrial sales have also attributed to the increase. The overall market demand increased during the last nine months. The Company also introduced two new products, EnergyAire and our new nested product in the first half of 2007.

Gross Profit: Gross profit for the first nine months of 2007 decreased by $11,545, or 29.8%, to $27,206, which represented 14.5% of net sales, from $38.751, which represented 21.8% of net sales, for the first nine months of 2006. The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs and raw material costs, especially in the cost of metal. In addition, gross profit during the last six months has decreased due to the start up of new production lines for the EnergyAire and nested filters. Also, the success of the nested flat panel filter continues to have a negative impact on product mix and consequently gross margins. The Company also increased its reserve for obsolete inventory during the third quarter of 2007 as discussed in the Critical Accounting Policies section above.

Operating expenses: Operating expenses for the first nine months of 2007 increased by $12,880, or 41.6%, to $43,852, representing 23.4% of net sales, from $30,972, representing 17.4% of net sales, for the first nine months of 2006. The increase in operating expenses was primarily due to an increase in management’s estimate of allowance for doubtful accounts, as discussed in the Critical Accounting Policies section above, as well as an increase in fuel costs. Additionally, an increase in operating expenses is expected with a higher volume of sales.

Nonoperating income (expense): Net nonoperating income (expense) for the first nine months of 2007 decreased by $4,156, or 860.4%, to $(3,673), representing 2.0% of net sales, from $483, representing .3% of net sales, for the first nine months of 2006. This decrease was due to the Company disposing of assets considered impaired, including goodwill.

Provision for income taxes: Our income tax provision for the quarter ended September 30, 2007 included the realization of tax credits and adjustments. Excluding the realization of tax credits and adjustments, our provision for the nine months of 2007 and 2006 were a blended state and federal rate of approximately 40% of pretax earnings and losses.

Extraordinary gain (loss) on Fire (net of taxes): The extraordinary loss of $3,233 was calculated as the loss on the costs that were attributable to these natural disasters ($12,888) that exceeded the insurance proceeds ($7,500), net of taxes of $2,155. This extraordinary item will be subject to change as the insurance claims process progresses the claim.

Liquidity and Capital Resources

Our working capital was approximately $58,201 at September 30, 2007, compared to approximately $67,967 at December 31, 2006. This includes cash and cash equivalents of $687, at September 30, 2007 and $568 at December 31, 2006.

Our trade receivables decreased $1,518, or 2.8% to $52,222 at September 30, 2007, from $53,740 at December 31, 2006. Receivable levels are typically higher during the second and third quarters due to higher sales volume however, our sales volume typically decreases during the fourth and first quarters. In addition, the Company increased its bad debt expense by $8,109 to increase the allowance for doubtful accounts as discussed in the Critical Accounting Policies section above.

Inventories decreased $8,065, or 13.7%, to $50,874 at September 30, 2007 from $58,939 at December 31, 2006. The decrease in inventory was primarily due to the Company carrying higher levels of inventory at year end due to delayed orders and lower sales volume than expected at the end of the previous year. In addition the Company increased its inventory valuation reserve by $3,394 as discussed in the Critical Accounting Policies section above.

Our continuing operations consumed $7,993 and $1,052 of cash during the third quarter of 2007 and 2006, respectively. Historically, our business is seasonal, with our second and third quarters having higher sales than our first and fourth quarters. We attempt to moderate swings in labor requirements and product shortages due to this seasonal variance by increasing inventories in the first and second quarters. Larger inventories reduce the likelihood of stock shortages during our busy season and help smooth out our labor requirements. In general, we expect operations to consume cash, or generate substantially less cash during our first and second quarters because of increases in inventory.

Our financing activities provided $603 of cash during the third quarter of 2007, primarily consisting of payments on the line of credit and payments on other long term borrowings from the cash generated from the Company’s operating activities. Our investing activities provided $6,655 of cash during the third quarter of 2007, primarily due to purchase of property and equipment.

We currently have a credit facility with Bank of America. The $44 million facility consists of a $7 million term loan, a $4 million term loan and a $33 million revolving credit line, all of which expire on October 17, 2008. The term loan bears interest, at our option, at either (i) LIBOR plus between 2.5% and 3%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or Bank of America’s base rate, plus between 0.5% and 1%, dependent on the Company’s fixed charge coverage during the prior twelve months. The $33 million revolving credit facility bears interest at 0.25% less than the term loan. Up to $11 million of the revolving credit facility may be used to issue letters of credit. The facility is collateralized by substantially all of the Company’s assets. The line of credit agreement requires maintenance of certain financial ratios, and restricts dividends and share repurchases. There are no prepayment penalties on any of the credit facilities with Bank of America Corporation.

In connection with the working capital credit facility and notes payable to a regional development authority and bank, the Company and its majority owned subsidiaries have agreed to certain restrictive covenants which include, among other things, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio. The Company is currently in process of changing its debt covenants which will be effective beginning October 2007.

William Mitchum, one of our independent directors, owns a vendor, Mercer Glass, which supplies glass to us. During fiscal 2006 and during the first three quarters of 2007, we purchased approximately $60 and $35, respectively, from this entity, owned by Mr. Mitchum. In addition, Mr. Mitchum’s wife is an independent sales representative for an unrelated corrugated box vendor, Package Craft. We believe she receives a sales commission of 3% from this vendor. During calendar year ended 2006 and the first three quarters of 2007, we acquired approximately $854 and $714 of materials from this vendor, respectively.

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

Outlook

Global Containment Systems, Inc. (GCS) is a wholly-owned subsidiary of Flanders Corporation, which manufactures critical environments for the nuclear, pharmaceutical and semi conductor industries. Our expansion related to these industries is currently on hold until demand for these critical products exceeds our current capacity.

Additionally, during 2004, the Company formed Flanders Complete Service Division (Flanders CSD), an air filtration service provider.  Flanders CSD offers weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys; and complete filtration management.

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

We have adapted our bio-containment products for use as part of a system for hardening government buildings, commercial office complexes and public venues against airborne bio-weapons such as anthrax and smallpox. Any interest towards hardening these types of facilities against airborne bio-weapons could have a significant impact on our business.

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

•	the shortage of reliable market data regarding the air filtration market,
•	changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations,
•	anticipated working capital or other cash requirements,
•	changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,
•	product obsolescence due to the development of new technologies, and
•	various competitive factors that may prevent us from competing successfully in the marketplace.
•	catastrophic losses due to fire, floods or other factors beyond our control.

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

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at September 30, 2007 was approximately $41,889. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2007. Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS

138. The tax effected fair market value of the interest rate swap of $670 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2007, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting with the exception of:

(i)

During the third quarter 2007, a control issue became known as a result of a management override of a control in prior periods that would have impacted the operating results of those periods. This amount has been deemed immaterial for prior period restatement, however, current management has taken corrective action to ensure this control is not violated in the future.

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

Our Market Share May Not Continue to Increase if We are Unable to Acquire Additional Synergistic Businesses

In the past several years we have significantly increased our market share by acquiring synergistic businesses. Although we intend to continue to increase our market share in this manner, we also anticipate that future acquisition opportunities will be available, and do anticipate that future acquisitions will be of a size that could be significant to our business. These types of transactions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt and other acquisition-related expenses, all of which could adversely affect our profitability or cash flows. Our strategy of growth through acquisition also exposes us to the potential risks inherent in assessing the value, strengths, weaknesses, and potential profitability of acquisition candidates and in integrating the operations of acquired companies. We do not currently have any binding agreements with respect to future acquisitions.

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

Management Controls a Significant Percentage of Our Stock

As of November 8, 2007, our directors and executive officers beneficially held approximately 37.5% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 4,667,000 shares of common stock to various parties with exercise prices ranging from $1.74 to $11.72 per share. All of these options are currently exercisable. The exercise of these options may result in the issuance of stock at prices lower than we might otherwise be able to obtain. Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

A significant amount of our leased physical facilities are owned by Mr. Amerson. He has also pledged a substantial amount of our common shares as collateral for personal loans.

We are the lessee under a series of six (6) real estate operating leases for approximately 1,006,000 square feet of warehousing, shipping and manufacturing facilities, expiring in 2025, 2026 or 2027 with Wal-Pat II, LLC (“Wal-Pat”), an entity owned by Robert R. Amerson. Mr. Amerson is our CEO and Chairman of our Board of Directors and beneficially owns approximately 30.2% of our outstanding common shares as of September 30, 2007. Mr. Amerson acquired Mr. Clark’s interest in Wal-Pat as part of the Settlement and Mutual Release with Mr. Clark.

Our aggregate monthly base lease payment obligation to Wal-Pat is approximately $221. Our total remaining aggregate obligation under the Wal-Pat operating leases is approximately $49,399. These amounts exclude any obligations for payment of real estate taxes and repairs and maintenance, which are our responsibility as the lessee.

In September 2007, we entered into a Master Lease Modification Agreement with Wal-Pat, which requires Wal-Pat to notify us at least thirty (30) days in advance of any future proposed sale of any of the premises or a proposed sale of a majority of the equity interests in Wal-Pat. In such event, we have the right to accept, renegotiate or terminate the leases. We were granted a future right of first refusal in connection with a sale of any of the leased Wal-Pat facilities. In the event of a future sale of Flanders, which includes a merger, sale of substantially all of our assets or acquisition of greater than 50% of our shares, by a party other than Mr. Amerson, then Flanders is granted the right to terminate or renegotiate the terms of the Wal-Pat leases. We also have a fair market value purchase option for the facilities we lease from Wal-Pat.

A default by us under the terms of any of these leases or a default by Wal-Pat, or Mr. Amerson, as guarantor on their obligations to

BB&T, the financial institution which holds mortgages and deeds of trust on these properties, could adversely affect our leasehold interests in these properties. Mr. Amerson has pledged 5,128,103 of our common shares as security to BB&T in order to facilitate the financings to Wal-Pat, other personal loans, and the acquisition of Mr. Clark’s shares.

Because of the foregoing factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

The preceding discussion should be read in conjunction with our annual report on Form 10-K, which also includes additional “Factors That May Affect Future Results” which are still applicable during the current period.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds –

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2007	—	—	—	1,397,346
Aug 1 – Aug 31, 2007	—	—	—	1,397,346
Sept 1 – Sept 30, 2007	—	—	—	1,397,346
Total	—	—	—	1,397,346

* The Plan announced September 22, 2000 authorized the repurchase of up to 2 million shares of common stock. This table excludes the repurchase of 1,727,350 shares during the third quarter related to cashless exercise of options and repurchase of shares in lieu of note receivable in accordance with Steve Clark’s separation agreement.

Item 3.	Defaults Upon Senior Securities - None.

Item 4.	Submission of Matters to a Vote of Security Holders - None.

Item 5.	Other Information – Steve Clark Settlement Agreement and Mutual Release; Repayment of Affiliate Note

On October 3, 2007 we entered into a Settlement Agreement and Mutual Release, effective as of September 30, 2007 (“Settlement Agreement”), by and between Steven K. Clark (“Clark”); Robert R. Amerson (“Amerson”); Harry L. Smith, Jr. (“Smith”); Wal-Pat, LLC, a North Carolina limited liability company (“Wal-Pat”); and Mercury Die Cutting, LLC, a Florida limited liability company (“Mercury”). A copy of the Settlement Agreement was attached as an exhibit to a Form 8-K, filed October 5, 2007, the terms of which are incorporated herein by reference. In the event of any inconsistency between the summary set forth herein and the body of the Settlement Agreement, the terms of the Settlement Agreement are controlling. In summary, the Settlement Agreement provides as follows:

•	Clark transfers his fifty percent (50%) membership interest in Wal-Pat to Amerson.
•	Amerson transfers his fifty percent (50%) membership interest in Mercury to Clark.
•

Clark exercises, on a cashless exercise basis, a stock option for 1,000,000 shares of Flanders common stock at an exercise price of $2.50 per share by tendering 543,748 shares of Flanders common stock resulting in a net issuance of 426,522 shares to Clark. The 573,478 shares tendered by Clark to exercise this stock option will be canceled.

•	Clark transfers to Amerson 250,000 shares of common stock to satisfy previous obligations between Clark and Amerson.
•	Clark satisfies his obligations under a promissory note due Flanders, which has an outstanding balance of $5,445,810.65 as of September 30, 2007 in consideration of his surrendering 1,183,872 shares of Flanders common stock. These shares are valued at $4.60, which is the 30-day average market value of Flanders shares. Such shares revert to the status of treasury shares.

•

Amerson and Smith purchase, in equal shares, all of the remaining common stock that Clark owns in Flanders at a purchase price of $4.60 per share. This equals 755,183 shares acquired by each of Amerson and Smith, respectively, for a total purchase price by each of $3,473,844, resulting in an aggregate consideration paid to Clark of approximately $6,947,688 for the 1,510,367 remaining Flanders common shares Clark owns after satisfaction of the promissory note discussed above.

•

Clark’s remaining equity in Flanders consists of options to acquire up to an aggregate of 2,000,000 shares of Flanders common stock at exercise prices of $7.50 to $11.10 per share. All of such options expire 90-days after termination of his employment.

•	Flanders transfers certain manufacturing assets from the Salt Lake City, Utah facility to Clark.
•

Clark and Flanders mutually release each other from any obligations created under or related to Clark’s employment agreements with Flanders. Clark is released from his noncompetition covenants set forth in his employment agreement.

•

Flanders’ subsidiary, Precisionaire Corp. and Mercury enter into a Supplier Agreement, which provides Mercury the right to supply Flanders requirements for certain products, including diecuts and inserts, subject to competitive pricing and terms.

•	Clark resigns as a director as of October 4, 2007.
•	Each of the parties to the Settlement Agreement enter into mutual general releases except for the obligations and covenants set forth in the Settlement Agreement.

The promissory note previously due us by Mr. Amerson was a non-recourse note secured solely by shares of our common stock. As of September 30, 2007, the total outstanding amount due us under this note is approximately $2,355, however, Mr. Amerson paid this balance in full in October 2007.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation for Flanders Corporation, filed with Form 8-A dated March 8, 1996, incorporated herein by reference.
3.2	Bylaws of Flanders Corporation, filed with Form 8-A dated March 8, 1996, incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Separation Agreement and Mutual Release with Steve Clark effective September 30, 2007 (see Form 8-K filed on October 5, 2007).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 8th day of November, 2007.

FLANDERS CORPORATION

By: /s/ Robert Amerson

Robert Amerson
Chief Executive Officer

By: /s/ Cully Bohush

Cully Bohush
Chief Accounting Officer/Principal Accounting
Officer