Form 10-K
period 2007-12-31
FLANDERS CORP
filed 2008-03-14
CIK 799526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the year ended December 31, 2007

or

☐ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________________ to ____________________

Commission File Number 0-27958

FLANDERS CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	13-3368271

(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

2399 26th Avenue North, St. Petersburg, FL	33734

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (727) 822-4411

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $.001 per share par value

          Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).
          YES ☒          NO ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
          YES ☐          NO ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          YES ☒          NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          YES ☐          NO ☒

          As of June 30, 2007, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $142.9 million.

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
          YES ☒          NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
          YES ☐          NO ☒

As of February 15, 2008, the number of shares outstanding of the registrant’s common stock was 25,806,632 shares.

Documents incorporated into this report on Form 10-K by reference: None.

FLANDERS CORPORATION
FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Item 1.	Business

OVERVIEW

We design, manufacture and market air filters and related products, and are focused on providing complete environmental filtration systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors, pharmaceuticals, chemical, biological, radiological and nuclear processing. Currently, we believe, based on available trade and industry data, that we are one of the largest domestic manufacturers of air filters that are utilized by many industries including those associated with commercial and residential heating, ventilation and air conditioning systems (commonly known as “HVAC” systems), semiconductor manufacturing, ultra-pure materials, chemical, biological, radiological and materials processing, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. We also design and manufacture much of our own production equipment to automate our processes in order to decrease labor costs associated with our standard products. Our customers include Abbott Laboratories, The Home Depot, Inc., Motorola, Inc., Merck & Co., Inc., Upjohn Co., Wal-Mart Stores, Inc., Westinghouse Electric Corp., Ace, True Value, Intel, etc.

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

Co-branding with major name-brands. During the past four years, we have developed and co-marketed products which utilize, and are branded with, Church and Dwight’s Arm&Hammer® products. We believe the brand-name recognition associated with these products will enable us to gain entrance with major retailers who are not currently our customers or to increase the number of our products carried by current customers who only carry portions of our product line. We will continue to look for appropriately branded technologies which might produce similarly beneficial products and branding opportunities. Additionally we are beginning to establish our own brand name NaturalAire®.

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

IMPROVE OPERATING EFFICIENCY

Centralize Overhead Functions. During 2007, we continued our ongoing programs to centralize functions and eliminate duplication of efforts between subsidiaries in the following areas: purchasing, production planning, shipping coordination, accounting and personnel management, risk management and benefit plan administration.

Strategic Global Containment Systems, Inc. (GCS) is a wholly owned subsidiary of Flanders Corporation which manufactures critical environments for the nuclear, pharmaceutical and semi conductor. During 2008 GCS will be merged back under our Flanders Filters, Inc. and Charcoal Services Corporation divisions and these divisions will be working directly with the Department of Energy for creation of these projects.

Additionally, during 2004, Flanders Complete Service Division (Flanders CSD), an air filtration service provider was formed. Flanders CSD offers weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys, onsite service; and complete filtration management including mold remediation and analysis. Flanders CSD continues to expand its footprint and currently enjoys various regional contracts and should expand its base over the next year to be ready to take on national contracts.

Strategic Acquisitions. We will continue to evaluate acquisition opportunities, however, it is not likely we will make any acquisitions in 2008 as we continue to focus on improving core competencies rather than making acquisitions.

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

Security Initiatives to Counter Terrorist Threats. We believe initiatives to “harden” buildings against bioterrorist attacks and other security initiatives will result in many governmental and commercial facilities upgrading their HVAC systems to incorporate HEPA filters and other types of upgraded air control systems. We have seen orders increase in this area over the past quarter.

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

Lack of Legitimate Competing Products. We believe there is an increase in public and regulatory frustration with spurious and misleading claims made by certain manufacturers in the air filtration industry. This trend is evidenced by recent rulings by the Federal Trade Commission disallowing claims of “cleaning the air in an entire room” made by several manufacturers of “area HEPA filtration systems” as well as medical benefits claimed by manufacturers of “passive electrostatic” washable synthetic filters and other articles in consumer reports. ASHARE (American Society of Heating, Air, and Refrigeration Engineers) is tightening the test standards to help the consumer more easily rate air filters. We hope that as the public becomes more interested in real filtration products that we will see continued strength in this market.

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

MARKETING

Retail Sales: Retail marketing is focused on increasing the effectiveness and efficiency of communicating to customers, consumers, suppliers, and prospects (customers and suppliers). The communication is directed to all four groups of constituents:

1.	Institutional to enhance Flanders image by educating on the depth of knowledge and expertise Flanders has in air filtration.

2.	Persuade that our products have “want-satisfying” capabilities

          3.  Advertorial to inform prospects of the existence of our products.

Direct interaction with Retailers will continue. Trade show participation will be minimized to contracted agreements primarily with Hardware Co-ops and these venues will focus on the institutional and advertorial messages. Our direct interaction methods are primarily technical selling with emphasis on providing solutions for consumers through our filtration expertise and experience; and “Creative” selling of providing our key retailers analytical support to grow their market share.

Our non-personal presentation and promotion of the marketing message is print, primarily industry journals, magazines, and newspapers; direct advertising, mail and billboards; broadcast, primarily radio. The billboard, newspaper and radio campaigns focus on strategic markets with well defined geographic exposure where effectiveness can be measured.

A marketing strategy for prospects will include opening and penetrating new retail market segments.

Commercial & Industrial Sales: Marketing for the Commercial and Industrial Division is focused on increasing communication and education to our customer distribution network. This will be accomplished through printed material, email, CD’s, technical presentations and website.

Direct interaction will continue with four Regional Managers covering the United States, Mexico and Canada. Regional Managers support the existing customer base as well as new prospects with product expertise, experience, and support in the filtration industry.

Management will continue direct interaction with existing customer base. Education and visual presence will be achieved with actively being involved through professional memberships such as NAFA, ASHRAE, IEST, CETA, ABSA, CBSA, ANS and HARDI. Management will also put more emphasis on securing product specifications on all products through specifying engineering firms.

Tradeshows will continue but only on a selective nature. Market-share will be gained by increasing factory-support with educated staff, improved stocking programs, decreased lead-times, as well as new and improved products from our R&D Department. Non-personal advertising will be increased to promote and increase our presence in the filtration industry primarily in the industry journals and magazines.

Expansion: Global Containment Systems, Inc. (GCS) is a wholly owned subsidiary of Flanders Corporation which manufactures critical environments for the nuclear, pharmaceutical and semi conductor. During 2008 GCS will be merged back under our Flanders Filters, Inc. and Charcoal Services Corporation divisions and these divisions will be working directly with the Department of Energy for creation of these projects.

Additionally, during 2004, Flanders Complete Service Division (Flanders CSD), an air filtration service provider was formed. Flanders CSD offers weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys; and complete filtration management including mold remediation and analysis. The company is currently negotiating several large contracts and if they are executed, the company expects to have national coverage by the end of 2010.

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

MANUFACTURING

We manufacture air filters, housings, Absolute Isolation Barriers and related equipment at several facilities in the United States and Mexico, which range in size from 18,000 square feet to approximately 600,000 square feet. The major plants are:

•

Fourteen separate manufacturing and warehousing facilities located in Washington, North Carolina (2 locations); Bath, North Carolina; Bartow, Florida; Momence, Illinois; Smithfield, North Carolina (2 locations); Tijuana, Mexico; Matamoros, Mexico (2 locations); Clarkton, North Carolina; Stafford, Texas; Dallas, Texas and Auburn, Pennsylvania, produce a broad range of HEPA, commercial, residential and industrial filters.

•

Other facilities in Bath and Washington, North Carolina, and Stafford, Texas, manufacture HEGA filters, high-end containment environments, housings, custom filter assemblies and other custom filtration products and systems which require extensive custom design, production and lot tracking, including products used in the production and containment of potentially dangerous biologically engineered microorganisms.

•	Ten direct offices spread across the US that provide a distribution point as well as light manufacturing.

In addition, we design and manufacture much of our automated production equipment.

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

The Company currently holds a license for the intellectual property mark of Arm & Hammer® from Church & Dwight Company for labeling uses on our baking soda infused product line. The Company is party to a Royalty Agreement with Church & Dwight for the use of said mark which management believes to be a reasonable and necessary agreement that is in the best interest of the Company

CUSTOMERS

We are not dependent upon any single customer. One customer, Wal-Mart Stores, Inc., accounted for 10.4%, 13% and 15% of net sales during 2007, 2006 and 2005, respectively. The Home Depot, Inc., accounted for 16%, 16% and 15% of net sales during 2007, 2006 and 2005, respectively. No other single customer accounted for 10% or more of net sales during the past three years. Other significant customers include Abbott Laboratories, Motorola, Inc., Intel Corporation, Merck & Co., Inc., Upjohn Co., Westinghouse Electric Corp., and several U.S. government agencies.

BACKLOG

We had approximately $25.1 million of firm backlog on December 31, 2007, compared to $44.2 million on December 31, 2006. Firm backlog includes orders received and not yet begun and the unfinished, unbilled portion of special orders. Orders are typically not cancelable without penalty, except for certain stable filter supply contracts to nuclear facilities operated by the United States government. Backlog varies from week to week, based on the timing and mix of orders received. All backlog at December 31, 2007, is expected to be shipped by the end of the second quarter of 2008.

EMPLOYEES

The Company employed 2,800 full-time employees on December 31, 2007; 2,512 in manufacturing, 29 in development and technical staff, 61 in sales and marketing, 12 in services, and the remaining 186 in support staff and administration. None of these are represented by a union. The Company believes that its relationship with its employees is satisfactory.

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

Failure to Adequately Ramp-Up Production Capacity to Meet Demand Could Adversely Impact Our Business Due to Strain on Financial Resources.

Any delays in an untried supply chain, new production chains, and other delays common to the launch of a new product line could also adversely impact the success of the products, as well as current relationships with major accounts.

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

Management Controls a Significant Percentage of Our Stock

As of December 31, 2007, our directors and executive officers beneficially held approximately 34.52% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control that may otherwise be advantageous to the non-affiliated shareholders.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 3,267,000 shares of common stock to various parties with exercise prices ranging from $1.74 to $11.72 per share. The majority of these options are currently exercisable. Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

Covenants in our credit facilities could restrict our ability to borrow additional funds, which could impair the improvement and expansion of our operations

Certain covenants in our credit facility with Bank of America restrict the types and amounts of additional indebtedness that we may incur. In addition, the credit facility contains specific financial covenants. These restrictions could inhibit our ability to improve and expand our operations. Our credit facility with Bank of America matures in October 2009. There is no assurance that we will be able to maintain covenant compliance, negotiate extensions to this credit facility or find a replacement credit facility on comparable terms. We pledged substantially all of our assets as security for the Bank of America credit facility.

A significant amount of our leased physical facilities are owned by Mr. Amerson.

We are the lessee under a series of six (6) real estate operating leases for approximately 1,006,000 square feet of warehousing, shipping and manufacturing facilities, expiring in 2025, 2026 or 2027 with Wal-Pat II, LLC (“Wal-Pat”), an entity owned by Robert R. Amerson. Mr. Amerson is our CEO and Chairman of our Board of Directors and beneficially owns approximately 29.6% of our outstanding common shares as of December 31, 2007. Mr. Amerson acquired Mr. Clark’s interest in Wal-Pat as part of the Settlement and Mutual Release with Mr. Clark.

Our aggregate monthly base lease payment obligation to Wal-Pat is approximately $221. Our total remaining aggregate obligation under the Wal-Pat operating leases is approximately $50,639. These amounts exclude any obligations for payment of real estate taxes and repairs and maintenance, which are our responsibility as the lessee.

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

There are no unresolved comments from the staff comment letter dated December 12, 2007.

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

		Approximate Floor	Monthly
Principal Facility	Location	Space (sq. ft.)	Payment		Lease/Type

Manufacturing and office facility	Washington, North Carolina	285,000	N/A		Owned

Manufacturing, service and office facility	Bath, North Carolina	46,000	N/A		Owned

Land	Bartow, Florida	N/A [1]	N/A		Owned

Manufacturing plant	Lake Wales, Florida	137,693	$31,555		Leased

Warehouse	Bartow, Florida	60,000	$15,671		Leased

Warehouse	Terrell, Texas	75,000	N/A		Owned

Manufacturing plant	Auburn, Pennsylvania	92,000	$5,857		Owned

Office space and headquarters	St. Petersburg, Florida	18,000	N/A		Owned

Manufacturing plant	Momence, Illinois	211,000	$136,174	[2]	Owned

Sales office and warehouse	Singapore	3,800	$2,100		Leased

Manufacturing and warehouse	Smithfield, North Carolina	415,000	$79,816		Leased[3]

Manufacturing plant	Smithfield, North Carolina	474,000	$11,981	[4]	Owned

Manufacturing and office facility	Fort Bend, Texas	60,000	30,850		Leased[3]

Warehouse	Salt Lake City, Utah	192,000	N/A		Leased

[1]	Property was destroyed by fire in 2007.

[2]

Property is pledged as security for an Economic Development Revenue Bond with a face value of $6,000,000. The obligation is paid quarterly rather than monthly by paying a portion of principal and interest on the entire amount. The payment shown above is for the entire fourth quarter of 2007.

[3]	The property and building is owned by Wal-Pat.

[4]

The property is used as security for two Industrial Revenue Bonds with face value of $4,500,000 and $4,000,000. Monthly payments are for interest only on the bonds, and vary from month to month based on the interest rate during the period.

Manufacturing plant and office facility	San Diego, California	96,000	$49,914	Leased

Manufacturing plant	Tijuana, Mexico	127,000[5]	$46,651	Leased

Direct Sales Office	Phoenix, Arizona	22,000	$ 6,697	Leased

Direct Sales Office	Santa Fe Springs, California	20,000	$ 8,650	Leased

Direct Sales Office	Hayward, California	10,000	$ 5,900	Leased

Direct Sales Office	Salt Lake City, Utah	15,000	$ 3,139	Leased

Direct Sales Office	Sanford, North Carolina	1,000	$ 950	Leased

Direct Sales Office& Warehouse	Kent, Washington	12,500	$ 5,640	Leased

Manufacturing plant	Washington, North Carolina	110,000	$12,500	Leased[3]

Direct Sales Office& Warehouse	Philadelphia, Pennsylvania	26,000	$16,000	Leased[3]

Manufacturing Plant	Matamoros, Mexico	86,651	$30,328	Leased

Manufacturing Plant	Matamoros, Mexico	107,323	$33,270	Leased

Manufacturing Plant	Beaufort County, North Carolina	120,000	$27,000	Leased

Direct Sales Office& Warehouse	Cerritos, California	21,735	$11,270	Leased

Direct Sales Office& Warehouse	Dallas, Texas	120,000	$32,000	Leased

Direct Sales Office& Warehouse	Clarkton, North Carolina	350,000	$49,321	Leased[3]

Direct Sales Office& Warehouse	Greenville, North Carolina	50,000	$12,000	Leased[3]

Direct Sales Office& Warehouse	Las Vegas, Nevada	10,106	$ 8,006	Leased

Direct Sales Office& Warehouse	Chaska, Minnesota	28,000	$14,000	Leased

Item 3.	Legal Proceedings

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

The Company held its annual meeting of shareholders on December 17, 2007. During the meeting, holders of 22,824,402 shares, representing eighty-eight percent (88%) of the 25,896,729 shares outstanding on the record date,

[5]	The Tijuana plant has 2 temporary buildings measuring 45,000 sq. ft. and 40,000 sq. ft.

attended either in person or by proxy. Holders in excess of 60% of the totals vote cast voted for the election of members to the Board of Directors for Robert R. Amerson, Harry Smith, Kirk Dominick, Jeff Korn., and David M. Mock. As a result of the meeting, Messrs. Amerson, Smith, Dominick, Korn, and Mock were elected for an additional one-year term as directors.

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

	High	Low

2007
Fourth Quarter ended December 31, 2007	$6.86	$4.53
Third Quarter ended September 30, 2007	$8.20	$4.39
Second Quarter ended June 30, 2007	$7.67	$6.31
First Quarter ended March 31, 2007	$9.52	$7.07

2006
Fourth Quarter ended December 31, 2006	$10.27	$8.42
Third Quarter ended September 30, 2006	$10.36	$8.56
Second Quarter ended June 30, 2006	$11.99	$9.49
First Quarter ended March 31, 2006	$12.10	$10.29

2005
Fourth Quarter ended December 31, 2005	$12.46	$9.81
Third Quarter ended September 30, 2005	$14.09	$8.85
Second Quarter ended June 30, 2005	$11.67	$7.77
First Quarter ended March 31, 2005	$11.43	$8.55

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Equity Compensation Plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance

Equity Incentive plan approved by security holders	620,000	$5.23	1,380,000
Equity Incentive plan not approved by security holders	—	—	—
Long Term Incentive plan approved by security holders	370,000	$7.45	—
Long Term Incentive plan not approved by security holders	—	—	—
Directors and Officers plan approved by security holders	277,000	$7.43	—
Directors and Officers plan not approved by security holders	—	—	—
Other equity compensation plan approved by security holders	2,000,000	$5.00	—
Other equity compensation plan not approved by security holders	—	—	—

APPROXIMATE NUMBER OF EQUITY SECURITYHOLDERS

On February 15, 2008, Flanders’ common stock closed at $6.46. As of February 15, 2008, there were approximately 135 holders of record of the Company’s common stock.

DIVIDENDS

We have not declared or paid cash dividends on our common stock. Currently, we retain any future earnings, except those used to repurchase stock, to finance the growth and development of the business, however, we are currently considering paying cash dividends in the future. The Board of Directors may decide to declare a dividend, based upon its evaluation of our earnings, financial position, capital requirements and any other factors the Board of Directors may consider to be relevant. Under the terms of our revolving credit line we cannot pay dividends without the prior written consent of the bank. The Company also has a stock repurchase program that is currently subject to restriction under the Company’s line of credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations ‑ Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements ‑ Note G.”

Item 6.	Selected Financial Data

The following financial data is derived from, and should be read in conjunction with, the “Consolidated Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED HISTORICAL OPERATIONS DATA (In thousands, except per share data)

	Year Ended December 31,

	2007	2006	2005	2004	2003

Net sales	$244,941	$238,378	$229,276	$199,933	$182,780
Gross profit	31,789	48,725	52,917	48,288	43,271
Operating expenses	58,511	40,868	35,297	33,569	32,112
Operating income from continuing operations	(26,722)	7,857	17,620	14,719	11,159
Earnings from continuing operations before income taxes	(28,691)	8,208	17,245	14,351	11,251
Provision for income taxes	(8,791)	2,683	4,739	4,581	3,505
Earnings from continuing operations	(19,900)	5,525	12,506	9,770	7,746
Cumulative effect of accounting change	—	—	—	—	—
Extraordinary Gain (Loss)	213	(3,475)	—	—	—
Net earnings (loss)	$(19,687)	$2,050	$12,506	$9,770	$7,746

Earnings per share from continuing operations
Basic	$(0.75)	$0.21	$0.48	$0.37	$0.30

Diluted	$(0.75)	$0.20	$0.45	$0.36	$0.29

Net earnings (loss) per share
Basic	$(0.75)	$0.08	$0.48	$0.37	$0.30

Diluted	$(0.75)	$0.07	$0.45	$0.36	$0.29

Weighted average common shares outstanding
Basic	26,362	26,340	26,309	26,201	26,033

Diluted	26,362	27,725	27,807	27,289	26,428

SELECTED HISTORICAL BALANCE SHEET DATA (In thousands)

	December 31,

	2007	2006	2005	2004	2003

Working capital	$50,251	$67,967	$60,595	$54,212	$45,547
Total assets	183,555	207,104	172,216	159,670	145,415
Long-term obligations[1]	32,348	42,880	27,293	23,059	26,290
Total shareholders’ equity	87,402	107,379	105,534	93,161	80,709

[1]	Long-term obligations include long-term notes payable, long-term debt, including current maturities, convertible debt, and committed capital.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

RESULTS OF OPERATIONS (thousands omitted, except per share amounts)

2007 Compared to 2006

The following table summarizes the Company’s results of operations as a percentage of net sales for 2007 and 2006.

	2007		2006

Net sales	$244,941	100.0%	$238,378	100.0%

Gross profit	31,789	13.0	48,725	20.4
Operating expenses	58,511	23.9	40,868	17.1
Operating income (loss)	(26,722)	(10.9)	7,857	3.3
Non operating income (expense)	(1,969)	(0.1)	351.2
Earnings before income taxes	(28,691)	(11.7)	8,208	3.4
Provision (Benefit) for income taxes	(8,791)	(3.6)	2,683	1.1
Extraordinary items	213.1		(3,475)	(1.5)
Net earnings (loss)	(19,687)	(8.0)	2,050.1

Net Sales: Net sales for 2007 increased by $6,563 or 2.8%, to $244,941, from $238,378 for 2006. Sales growth increased during the year of 2007 in the retail sector primarily due to the release of our new Microparticle Plus product at Home Depot. Our commercial and industrial sales have also attributed to the increase. The overall market demand increased during the last year. The Company also introduced two new products, EnergyAire and our new nested product in the first half of 2007.

Gross Profit: Gross profit for 2007 decreased $16,936 or 34.8%, to $31,789 which made up 13.0% of net sales, from $48,725 for 2006, which made up 20.4% of net sales. The US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs and raw material costs, especially in the cost of metal. In addition, gross profit during the last six months has decreased due to the start up of new production lines for the EnergyAire and nested filters. Also, the success of the nested flat panel filter continues to have a negative impact on product mix and consequently gross margins. The Company also increased its reserve for obsolete inventory during the third quarter of 2007 by $3.1 million.

Operating Expenses: Operating expenses for 2007 increased $17,643, or 43.2%, to $58,511, from $40,868 in 2006. Operating expenses as a percentage of sales increased in 2007 to 23.9% from 17.1% in 2006. The increase in operating expenses was primarily due to an increase in management’s estimate of allowance for doubtful accounts during the third quarter of 2007 by $8.1 million and the Company disposing of assets considered impaired of approximately $2.5 million, as well as an increase in fuel costs. Additionally, an increase in operating expenses is expected with a higher volume of sales.

Non operating Income (Expenses): Non operating expense increased approximately $2,320 to ($1,969) of expense for 2007, compared to $351 of income in 2006. The increase in expense was due to an increase of interest expense of approximately $700. Additionally, the balance in 2006 included an amount of $500 from favorable litigation. Additionally in 2007, the Company relocated from certain offices it was subleasing which reduced 2007 other income by $500 compared to 2006.

Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain credits and adjustments, was approximately 38% and 38% for 2007 and 2006, respectively. The IRS is currently examining the Company’s federal income tax returns of 2004, 2005, and 2006. To date the IRS has not proposed any material adjustments for the 2004 through 2006. For the 2002 and 2003 examination, the IRS has proposed certain changes, resulting in additional liabilities due. The Company has submitted a petition for a redetermination of the changes with the U.S. Tax Court.

Extraordinary Items: In 2006, a warehouse in Texas was destroyed by a fire and a warehouse in Pennsylvania was damaged by a flood. The Company reported an extraordinary gain on the fire of $4,558 (net of income taxes of $3,039). In 2007, a warehouse in Bartow was destroyed by a fire. The Company reported an extraordinary loss on the fire of $4,345 (net of income taxes of $2,897).

2006 Compared to 2005

The following table summarizes the Company’s results of operations as a percentage of net sales for 2006 and 2005.

	2006		2005

Net sales	$238,378	100.0%	$229,276	100.0%
Gross profit	48,725	20.4	52,917	23.1
Operating expenses	40,868	17.1	35,297	15.4
Operating income	7,857	3.3	17,620	7.7
Nonoperating income (expense)	351.2		(375)	(.2)
Earnings before income taxes	8,208	3.4	17,245	7.5
Provision for income taxes	2,683	1.1	4,739	2.1
Extraordinary items	(3,475)	(1.5)	0	0.0
Net earnings	2,050.1		$12,506	5.5

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

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

Working capital was $50,251 at December 31, 2007, compared to $67,967 at December 31, 2006. This included cash and cash equivalents of $498 and $568 at December 31, 2007 and 2006, respectively. The primary reason for the decrease in working capital was the reduction of accounts receivable as well as a reduction of inventory due to an increased reserve estimate as well as a strategic reduction of inventory levels.

Trade receivables decreased $4,646, or 8.6% at December 31, 2007 from $53,740 at December 31, 2006. The decrease in accounts receivable is attributable to receivables being written off along with the timing differences in shipments and payments received.

Inventories decreased $11,703 or 19.9% to $47,236 at December 31, 2007 from $58,939 at December 31, 2006. The decreased inventory was due to an increase of the reserve estimate for bad inventory combined with a strategic reduction of inventory levels.

Continuing operations generated $4,607 of cash in 2007, compared to consuming $4,088 of cash in 2006. The increase in cash flows was primarily related to the decrease in inventory combined with insurance proceeds received in 2007. Investing activities for continuing operations generated $4,869 of cash during 2007, compared to consuming $11,519 during 2006. The increase in cash provided by investing activities was primarily attributable to the reduction in the Company’s acquisition of equipment that was done in 2006 related to the fire and flood that occurred as well proceeds from the sale of fixed assets in 2007. Financing activities consumed $9,546 of cash in 2007, compared to generating $15,480 of cash in 2006, consisting primarily of payments on the revolving credit agreement and other long term borrowings.

On October 17, 2002, we signed agreements for a credit facility with Fleet Capital Corporation, now known as Bank of America through acquisition, which replaced and repaid our previous $30 million revolving credit facility. The new $36 million facility has up to $11 million of letters of credit and a $25 million revolving credit line, which expires on October 17, 2009. The term loan bears interest, at our option, at either (i) LIBOR plus between 2.5% and 3%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the greater of the Federal Funds Effective Rate plus 0.5% or Bank of America’s base rate, plus between 0.5% and 1%, dependent on the Company’s fixed charge coverage during the prior twelve months. The $36 million revolving credit facility bears interest at 0.25% less than the term loan. Up to $11 million of the revolving credit facility may be used to issue letters of credit. The facility is collateralized by substantially all of the Company’s assets. The line of credit agreement restricts capital expenditures, dividends and share repurchases. As of December 31, 2007, all financial covenants were waived. Unless this credit facility is renewed, it will expire on October 17, 2009. There are no prepayment penalties on any of the credit facilities with Bank of America.

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

As of December 31, 2007 we had the following fixed obligations and commitments

Year ended December 31,	Operating leases	Capital leases	Long-term debt	Other long-term obligations

2008	5,494	618	2,118	—
2009	5.566	656	16,376	—
2010	4,790	194	380	—
2011	3,909	46	404	—
2012	3,613	46	427	—
Thereafter	41,504	0	11,083	1,444

We believe that our cash on hand, cash generated by operations, and cash available from our existing credit facilities is sufficient to meet the capital demands of our current operations during the 2008 fiscal year. Any major increases in sales, particularly in new products, may require substantial capital investment for the manufacture of filtration products. Failure to obtain sufficient capital could materially adversely impact our growth potential.

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000. On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Bank of America. As of February 22, 2008 approximately 408,000 shares had been repurchased in the open market under this authorization.

Outlook

Global Containment Systems, Inc. (GCS) is a wholly owned subsidiary of Flanders Corporation which manufactures critical environments for the nuclear, pharmaceutical and semi conductor. During 2008 GCS will be merged back under our Flanders Filters, Inc. and Charcoal Services Corporation divisions and these divisions will be working directly with the Department of Energy for creation of these projects.

Additionally, during 2004, Flanders Complete Service Division (Flanders CSD), an air filtration service provider was formed. Flanders CSD offers weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys; and complete filtration management including mold remediation and analysis. The company is currently negotiating several large contracts and if they are executed, the company expects to have national coverage by the end of 2010.

During the past three years, we have captured additional market share among “big box” retailers like The Home Depot and Wal-Mart, capitalizing on our ability to service national accounts from regional distribution centers. We anticipate additional market gains among these types of retailers during the next two years and are introducing new products focused on their marketing and end-user requirements. Sales to these retail outlets, while seasonal, also tend to follow progress in the overall economy. Additional gains in market share in this market may not have a significant impact on revenues without some recovery in the overall U.S. economy. Additionally, significant revenue enhancement to these customers is largely dependent upon the success of the new products we are introducing to this marketplace.

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

Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during 2008, with most analysts pushing recovery for this sector out until 2009. However, the strengthening economy is also having a positive effect on sales of all our products.

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

We have continually looked for cost reductions in our products. During the past five years, we have continued to complete the development and redesigning of numerous systems and products which were only partially completed when we acquired the companies which originally claimed to have fully developed them. These products include the automated machinery necessary for high-speed production of our pleated filters, acquired with Precisionaire, and the mass-production processes for bonded carbon high-mass zero-density products. During 2006, we built our first fully automated production lines which are expected to significantly reduce our labor related costs.

We plan on rebuilding the Bartow facility which was destroyed by a fire in July 2007. The new facility will be a 265,000 square foot, state of the art filter manufacturing facility. Construction will begin in March 2008 with an estimated completion time of seven to ten months.

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

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at December 31, 2007 was $32,348 Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2007. Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments. We have two interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, we receive or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. This interest rate swap is accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swap of $782 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2007 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2007, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Based on the COSO criteria and our management’s evaluation, our management believes our internal control over financial reporting as of December 31, 2007 was effective.

Our independent registered public accounting firm, Pender Newkirk & Co., LLC, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting. This report appears in this Annual Report on Form 10-K.

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

Not applicable

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

Name	Age	Title

Robert R. Amerson	57	Chief Executive Officer and Director

Harry L. Smith, Jr.	37	Chief Operating Officer and Director

Cully Bohush	36	Chief Accounting Officer

David M. Mock	62	Independent Director

Kirk Dominick	40	Independent Director

Jeffrey Korn	50	Independent Director

Robert R. Amerson. Mr. Amerson, age 57, has been President and Chief Executive Officer of the Company since 1987 but retired from these positions in December 2004 and served as Chairman of the Board of Directors until August 13, 2007, when he assumed the additional positions of Chief Executive Officer and President. Mr. Amerson has been a director since 1988. Mr. Amerson has a Bachelor of Science degree in Business Administration from Atlantic Christian College.

Harry L. Smith, Jr. Mr. Smith, age 37, has a long history in the air filtration industry. He has worked at Flanders since 1997, holding roles of increasing responsibility including working with the Flanders direct offices; ARW –Wholesale Division; FSS-Filter Sales and Service; FFI-Flanders Filters, Inc.; CSC-Charcoal Services, Inc., and AirSeal Filter Housings. Mr. Smith received his Bachelor of Science degree in Business Administration from East Carolina University in 1992. Mr. Smith was appointed our Chief Operating Officer in August 2007.

Cully Bohush. Mr. Bohush began with the Company as the Corporate Controller. From 1997 to 2002 Mr. Bohush worked in public accounting for various CPA firms including Deloitte & Touche, LLP. He is a Certified Public Accountant in the state of Florida and has a Bachelor’s Degree in Accounting from the University of Buffalo as well as a Masters of Accountancy Degree from the University of South Florida.

David M. Mock. Mr. Mock, age 62, has served as an independent director of the Company since August 2003. He serves on both the Compensation Committee and Audit Committee. Mr. Mock is a General Partner with GMG Capital Partners, a New York-based investment firm, which he co-founded in 1997. Prior to joining GMS/GMG Partners, Mr. Mock was a private investor pursuing an investment strategy similar to that of GMG. Mr. Mock has extensive operations and private investment experience with respect to technology companies. He is currently Chairman of the Board of Captus Networks as well as serving as Director or Officer to several other companies including Alloptic, Inc., Forum Systems, and Connecting Point, Inc. Mr. Mock holds an Accounting degree from the University of Utah.

Kirk Dominick. Mr. Dominick, age 40, serves as President of DNS Associates, a full-service consulting firm that specializes in strategy development, organizational restructuring, management consulting, and board and resource development. Prior to joining DNS, Mr. Dominick enjoyed a seventeen-year career with Boys & Girls Clubs of America, most recently in the Office of Government Relations in Washington, D.C. In addition, Mr. Dominick is a

Partner in InnerBanks Capital, a private equity firm focused on real estate development in emerging growth markets. Mr. Dominick holds a Bachelor of Science in Criminal Justice from East Carolina University.

Jeffrey Korn. Mr. Korn, age 50, has been a corporate attorney since 1982. He was originally in private practice in Jacksonville, Florida from 1982-1999 in a commercial litigation and business practice. He was general counsel and a member of the board of directors of Prosoft Training (formerly a NASDAQ company now sold) from 1987-2005. Since 2003, Mr. Korn has served as general counsel in iMergent, Inc. (IIG, AMEX). Since 2001, Mr. Korn has maintained a private legal and corporate consulting practice.

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

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The goal of our named executive officer compensation program is the same as our goal for operating the company—to create long-term value for our shareowners. Toward this goal, we have designed and implemented our compensation programs for our named executives to reward them for sustained financial and operating performance and leadership excellence, to align their interests with those of our shareowners and to encourage them to remain with the company for long and productive careers. Most of our compensation elements simultaneously fulfill one or more of our performance, alignment and retention objectives. These elements consist of salary, bonus, equity incentive compensation, health and other benefits. In deciding on the type and amount of compensation for each executive, we focus on both current pay and the opportunity for future compensation. We combine the compensation elements for each executive in a manner we believe optimizes the executive’s contribution to the company.

Compensation Objectives

Performance. Our three executives who are identified in the Summary Compensation Table (whom we refer to as our named executives) have held different positions and been promoted to increasing levels of responsibility. The amount of compensation for each named executive reflects his management experience, performance and service. A key element of compensation is equity incentive compensation in the form of stock options, the value of which is contingent upon the performance of the Flanders Corporation share price.

We believe that the compensation of our executives should reflect their success in attaining our key objectives. Our key objectives are currently: (i) growth in operating earnings and earning per share, (ii) growth or maintenance of market share, and (iii) improved operating margins. The key individual factors for each executive include but are not limited to: (i) the value of their skills and capabilities, (ii) performance of their management responsibilities, (iii) whether that individuals is capable to assuming greater responsibilities, (iv) leadership qualities, (v) tenure and career experience, (vi) current compensation arrangements, (vii) long-term potential to enhance shareholder value, and (viii) contribution as a member to our executive management team.

We allocate compensation between cash compensation and equity based compensation. We provide cash compensation in the form of base salaries to meet competitive salary norms and reward performance on an annual basis, if warranted. Base salary and bonus are designed to reward annual achievements and be commensurate with the executive’s scope of responsibilities, demonstrated leadership abilities, and management experience and effectiveness. Our other elements of compensation focus on motivating and challenging the executive to achieve superior, longer-term, sustained results. We provide non-cash compensation in the form of equity incentive arrangements to retain and attract key individuals and to reward performance against specific objectives and long-term strategic goals.

Alignment. We seek to align the interests of the named executives with those of our investors by evaluating executive performance on the basis of key financial measurements which we believe closely correlate to long-term shareowner value, including revenue, organic revenue, operating profit, earnings per share, operating margins, return on total equity or total capital, cash flow from operating activities and total shareholder return. A key element of compensation that align the interests of our executives with shareowners is equity incentive compensation, which links a significant portion of compensation to shareowner value because the total value of those awards corresponds to stock price appreciation.

Implementing Our Objectives

During 1996, the Company adopted the Long Term Incentive Plan (LTI Plan) to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock performance shares and dividend equivalents to officers and key employees and outside consultants. In December 2007 our shareholders approved the 2007 Equity Incentive Plan, which reserves up to 2,000,000 shares for issuance. Our 1996 Long-Term Incentive Plan had a life of ten (10) years. Furthermore, there are no more shares available for issuance under the 1996 Long-Term Incentive Plan. Therefore, we adopted the 2007 Equity Incentive Plan as discussed above. We believe that reserving 2,000,000 shares under the 2007 Equity Incentive Plan is a reasonable number of shares for the foreseeable future.

Equity Incentive Plan

During 2007, the Company adopted the Equity Incentive Plan (the Plan) to assist the Company in securing and retaining key employees and consultants. The Plan authorizes grants of incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights (“awards”) to officers, directors, outside consultants and key employees of the Company. There are 2,000,000 shares of Common Stock reserved for award under the Plan. During 2007 the Company awarded options to purchase 620,000 shares of Common Stock under the Plan.

The 2007 Equity Incentive Plan is administered by the Compensation Committee. The Compensation Committee determines the total number and type of awards granted in any year, the number and selection of employees or consultants to receive awards, the number and type of awards granted to each grantee and the other terms and provisions of the awards, subject to the limitations set forth in the Equity Incentive Plan.

Stock Option Grants. The Compensation Committee has the authority to select individuals who are to receive options under the Plan and to specify the terms and conditions of each option so granted (incentive or nonqualified), the exercise price (which must be at least equal to the fair market value of the common stock on the date of grant with respect to incentive stock options), the vesting provisions and the option term. Unless otherwise provided by the Compensation Committee, any option granted under the Plan expires the earlier of five years from the date of grant or, three months after the optionee’s termination of service with the Company if the termination of employment is attributable to (i) disability, (ii) retirement, or (iii) any other reason, or 15 months after the optionee’s death. We do not have a program for the timing of Stock Option grants.

Stock Appreciation Rights. The 2007 Equity Incentive Plan also allows for the issuance of stock appreciation rights, performance shares, restricted stock awards, dividend equivalents, and other forms of equity incentive arrangements. Historically, we have utilized stock options as the primary method of rewarding and compensating employees under our equity incentive arrangements. However, if the need arises, we have the flexibility to utilize other equity incentive instruments besides stock options under the 2007 Equity Incentive Plan. As of December 31, 2007, no SARs are outstanding under the Plan.

Restricted Stock Awards. The Compensation Committee is authorized under the Plan to issue shares of restricted common stock to eligible participants on such terms and conditions and subject to such restrictions, if any, outstanding under the Plan. As of December 31, 2007, no restricted shares have been awarded.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed. Based solely upon review of copies of such forms, or written representations that there were no unreported holdings or transactions, the Company believes that for the fiscal year ending December 31, 2007 all Section 16(a) filing requirements applicable to its officers and directors were complied with on a timely basis.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

General

The Compensation Committee of the Board of Directors is currently composed of two independent directors, Messrs. Mock and Korn who have no “interlocking relationships” (as defined by the SEC), the Board Chairman and CEO, Mr. Amerson, who recuses himself from votes and discussions on his own compensation.

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

Executive Compensation

Our executive compensation program is administered by the Compensation Committee. The role of the Compensation Committee is to review and approve salaries and other compensation of the executive officers of the Company, to administer the Equity Incentive Plan, and to review and approve stock option grants to all employees including the executive officers of the Company.

Base Salary and Executive Officer Bonus Target

Current base salaries for the executive officers were determined by arms’ length negotiations with the Board of Directors. Messr. Amerson has an employment contract with the Company which sets a base salary and allows for bonus targets and levels to be set at the sole discretion of this committee. During 2007, none of the executive officers reached their bonus targets, hence no bonuses were awarded to executive officers in 2007, nor will bonuses be awarded in 2008 for performance in 2007.

Chief Executive Officer Compensation

The current base salary for the Chief Executive Officer of $350,000 is set according to his employment contract, which also includes provision for annual bonuses at the sole discretion of this committee. No bonuses were awarded to the Chief Executive Officer in 2007 and none were accrued based upon 2007 performance.

REPORT OF THE AUDIT COMMITTEE

General

The Audit Committee of the Board of Directors is composed of three independent directors who have no “interlocking relationships” as defined by the Commission, Messrs. Mock, Korn, and Dominick.

The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent auditors, reviews and evaluates the Company’s internal audit and control functions, and monitors transactions between the Company and its employees, officers and directors.

Audit Committee Charter

During 2000, the Audit Committee recommended the approval of a formal Charter, which expanded the Audit Committee’s primary duties and responsibilities to include:

•	Serve as an independent and objective party to monitor the Company’s financial reporting processes and internal control systems.

•	Review and appraise the audit efforts of the Company’s independent accountants and internal finance department.

•	Provide an open avenue of communication between the independent accountants, financial and senior management, the internal finance department, and the Board of Directors.

•

Review quarterly and annual financial statements submitted to the Securities and Exchange Commission, or the public, including any certification, opinion or review rendered by the Company’s independent accountants.

Review of Annual Results

The Audit Committee reviewed and discussed the Company’s financial statements for the year ended December 31, 2007 with the Company’s management. The Audit Committee also discussed the statements with the Company’s independent auditors. In particular, the Audit Committee discussed with the independent auditors the matters required by SAS 61.

It is not the responsibility of the Audit Committee to render an opinion regarding the Company’s financial statements, but to monitor the Company’s internal controls and reporting processes, as well as the Company’s relationship with its internal auditors.

The Audit Committee received the written disclosures and the letter from the independent accountants required by Independence Standards Board Standard No. 1 and has discussed with and confirmed the independence of the independent accountant.

Based on its review and the discussions noted above, the Audit Committee recommended to the Board of Directors that the Company’s Consolidated Financial Statements for the years ended December 31, 2007, 2006 and 2005 be included in the Company’s Annual Report on Form 10-K for 2007.

Respectfully submitted,

David M. Mock	Jeffrey Korn
Kirk Dominick

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company’s Named Executive Officers.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)

Steven K. Clark	2007	[1]	255,770	—	—	—		—	—	6,073
Former Chief Executive Officer (Former Principal Executive Officer)	2006		350,000	—	—	—		—	—	8,389
	2005		328,846	—	—	—		—	—	9,574

Robert Amerson	2007	[1]	350,000	—	—	—		—	—	—
Chief Executive Officer	2006		350,000	—	—	—		—	—	—
	2005		328,846	—	—	—		—	—	—

Harry Smith	2007		140,095	—	—	333,269	[2]	—	—	—
Chief Operating Officer

John W. Hodson	2007		75,500	—	—	—		—	—	2,241
Former Chief Financial Officer (Former Principal Financial Officer)	2006		127,153	—	—	—		—	—	3,857
	2005		107,346	—	—	—		—	—	4,431

Cully Bohush	2007		117,145	—	—	—		—	—	1,004
Chief Accounting Officer (Principal Accounting Officer)

James B. “Buddy” Mercer	2007		115,877	—	—	—		—	—	—

Former Vice President Operations	2006		119,899	—	—	—		—	—	—
	2005		118,247	—	—	—		—	—	—

1

Mr. Amerson and Mr. Clark each had an annual salary of $350,000, plus a possible bonus each year, under their respective Employment Agreements, as amended. Mr. Clark was removed from CEO in during 2007.

2	This is grant date fair value of 100,000 vested stock options computed in accordance with FAS 123R.

GRANTS OF PLAN BASED AWARDS TABLE

The following tables set forth the number of securities underlying stock options granted to the named executive officers under the Company’s stock option plans during the year ended December 31, 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards

								All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Shares of	Exercise or Base Price of Option

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units (#)	Stock or Units (#)	Awards ($ / Sh)

Harry Smith	10/16/07				500,000					$4.99

OPTION EXERCISES AND STOCK VESTED TABLE

The following table sets forth the aggregate number and value of stock options at year end by the Company’s Named Executive Officers.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Robert Amerson	—	$—	—	$—
Harry Smith	—	$—	—	$—
Cully Bohush	3,826	$24,945	—	$—

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table discloses information regarding outstanding awards under stock option plans as of December 31, 2007. The table omits any Stock Award columns because the Company does not have any Stock Award Plans.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date

Robert R. Amerson	1,000,000	—	—	$2.50	12/22/09
	1,000,000	—	—	$7.50	11/07/11
Harry Smith	20,000	—	—	$5.00	10/03/08
	20,000	—	—	$8.60	08/24/09
	50,000	—	—	$8.85	07/01/10
	100,000	400,000	400,000	$4.99	10/16/17
Cully Bohush	20,000	—	—	$5.21	03/15/09
	50,000	—	—	$11.10	12/06/10

The Pension Benefits Table and the Nonqualified Deferred Compensation Table are omitted as they are inapplicable as the Company has no pension plans and deferred compensation arrangements.

COMPENSATION OF DIRECTORS

Directors who are Company employees receive no additional or special remuneration for serving as directors.

On May 16, 2007 the board of directors of the Company approved an increase in the compensation of its independent directors. The increase was approved to bring the independent directors’ compensation more in line with that of comparable companies and was based upon information provided to the Company by an independent compensation consultant hired by the Company. Retroactive to April 1, 2007, independent directors are paid $9,625 per quarter. Quarterly compensation is being paid to independent directors no later than the fifteenth day following the beginning of each calendar quarter.

In addition to the cash compensation described above, upon initial appointment to the Board and pursuant to the 1996 Flanders Corporation Directors Option Plan, a director receives an automatic option to purchase 50,000 shares of the Company’s common stock. All independent directors with a minimum of six (6) months on the Board are automatically granted an additional 5,000 options to purchase Company common stock each year thereafter for so long as the director remains on the Board.

We modified our directors’ compensation plan for our new directors. New independent directors (Mr. Dominick and Mr. Korn) each received options to acquire 50,000 shares of our common stock with an exercise price equal to the fair market value of our shares as of the date they are elected and agree to serve on our board. We will pay our independent directors a $5,000 quarterly fee (a reduction from our current quarterly fee of $9,625). Independent directors will be entitled to 5,000 options after a minimum of six (6) months of service on an annual basis. In addition, we will pay our independent directors $500 for each board of directors meeting personally attended plus reimbursement of associated out-of-pocket costs.

DIRECTOR COMPENSATION TABLE

The following table sets forth all material Director compensation information during the year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)	Option Awards ($)[2]	All Other Compensation	Total[3]

William D. Mitchum, Jr.	30,875	—	$23,573	—	$30,875
David Mock	30,875	—	$23,573	—	$30,875
Robert Kelly Barnhill, Sr.	30,875	—	$23,573	—	$30,875
Peter Fredericks	30,875	—	$23,573	—	$30,875
Jeff Korn	—	—	$182,886	—	$182,886
Kirk Dominick	—	—	$182,886	—	$182,886

[1] This column reports the amount of cash compensation earned in 2007 for Board and committee service.

2        This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock options granted to the directors in 2007. The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS 123R. The weighted average fair value per option was $5.70.

[3] The Non-Equity Incentive Plan Compensation and the Change in Pension Value and Nonqualified Deferred Compensation columns are not applicable and are omitted from this table.

EMPLOYMENT AGREEMENTS

Messr. Amerson has an employment agreement effective as of December 15, 1995 (“Employment Agreement”). The Employment Agreement, as amended, provide for an annual base salary of $350,000 for Mr. Amerson and terminates in 2010. The Employment Agreements also provide that the executive shall be entitled to the following termination payments: (i) 100% of his current base salary if the employment is terminated as a result of his death or disability; (ii) up to 200% of his current base salary if the employment is terminated by the Company for any reason other than death, disability or for cause, or (iii) up to 250% of the executive’s gross income during the year preceding his termination if the Employment Agreement is terminated by the executive for good reason or by the Company for any reason other than death, disability or cause and the termination occurs within two years after a change of control of the Company has occurred.

OTHER INFORMATION REGARDING THE BOARD OF DIRECTORS

Board Meetings and Committees

The Nominating Committee was established in 2004. It oversees the qualification and nomination process for potential director candidates, reviews the continued qualification of existing directors and is responsible for corporate governance oversight.

During 2007, the Board of Directors met six times and also executed various consent resolutions and written actions in lieu of meetings. Additionally, all directors were present, either in person or by proxy, at the Fiscal 2006 Annual Meeting of the Shareholders held in December of 2007.

The Board of Directors currently has an Audit Committee and a Compensation Committee. The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent auditors, reviews and evaluates the Company’s internal audit and control functions, monitors transactions between the Company and its employees, officers and directors, and completes other functions as required by the Public Company Accounting Reform and Investor Protection Act (the “Sarbanes-Oxley Act”) passed in 2002. David Mock is considered the audit committee financial expert. The Compensation Committee administers the Company’s equity incentive plans and designates compensation levels for executive officers and directors of the Company. The Audit Committee met four times during 2007. The Compensation Committee met one time during 2007.

Currently, the Audit Committee consists of Messrs. Mock, Korn and Dominick, with Mr. Mock serving as Chair. The Compensation Committee consists of Messrs. Mock and Korn. Mr. Mock serves as Chair and Mr. Amerson serve as non-voting advisory members.

There is no family relationship between the directors, executive officers or persons nominated or appointed by the board to become directors or executive officers. Directors are “independent” in accordance with the rules of NASDAQ. Each director attended at least 75% of (a) the total number of meetings of the board of directors, and (b) the total number of meetings of all committees of the board of directors on which he served for Fiscal Year 2006. Our policy is to encourage board members to attend the annual meeting of stockholders. All of our directors attended the previous annual meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of December 31, 2007. Except as indicated in the following footnotes, each listed beneficial owner has sole voting and investment power over the shares of common stock held in their names.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)

Robert R. Amerson (2) 531 Flanders Filters Road Washington, NC 27889	7,612,103	29.63%
Harry Smith (3) 531 Flanders Filters Road Washington, NC 27889	945,183	3.68%
Cully Bohush(4)	73,826	*
Jeff Korn (5)	90,000	*
Kirk Dominick(6)	50,000	*
David Mock(7)	97,700	*
Heartland Advisors 789 North Water Street Milwaukee, WI 53202	2,866,874	11.16%

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	1,375,320	5.35%
Bank of America Corporation 100 North Tryon Street, Floor 25 Bank of America Corporate Center Charlotte, NC 28255	1,302,906	5.07%
Officers and Directors as a group (6 persons) (2), (3), (4), (5), (6), (7)	8,868,812	34.52%

*	Represents less than 1% of the total issued and outstanding shares of common stock.

(1)

Applicable percentage of ownership is based on 25,691,632 shares of common stock outstanding as of December 31, 2007, together with all applicable options for unissued securities for such shareholders exercisable within 60 days. Shares of common stock subject to options exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

(2)

Includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $2.50 per share. These options expire in 2009. Also includes 1,000,000 shares which are subject to an option to purchase such shares from the Company at $7.50 per share. These options expire in 2011.

(3)

Includes 20,000 shares which are subject to an option to purchase such shares from the Company at $5.00 per share. These options expire in 2008. Also includes 20,000 shares which are subject to an option to purchase such shares from the Company at $8.60 per share. These options expire in 2009. Also includes 50,000 shares which are subject to an option to purchase such shares from the Company at $8.85 per share. These options expire in 2010. Also includes 100,000 shares which are subject to an option to purchase such shares from the Company at $4.99 per share. These options expire in 2017.

(4)

Includes 20,000 shares which are subject to an option to purchase such shares from the Company at $5.21 per share. These options expire in 2009. Also includes 50,000 shares which are subject to an option to purchase such shares from the Company at $11.10 per share. These options expire in 2010.

(5)

Includes 25,000 shares which are subject to an option to purchase such shares from the Company at $9.03 per share. These options expire in 2010. Also includes 50,000 shares which are subject to an option to purchase such shares from the Company at $5.55 per share. These options expire in 2017.

(6)	Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $5.55 per share. These options expire in 2017.

(7)

Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $4.37 per share. These options expire in 2008. Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $11.01 per share. These options expire in 2010. Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $11.72 per share. These options expire in 2011. Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $9.52 per share. These options expire in 2017.

Item 13.	Certain Relationships and Related Transactions (dollar amounts in thousands)

Review and Approval of Related Person Transactions.

The Audit Committee reviews all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The company’s legal consultant is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person are disclosed in the company’s proxy statement. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. As set forth in the Audit Committee’s key practices, in the course of its review and approval or ratification of a disclosable related party transaction, the committee considers:

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

Satisfaction of related party notes

Mr. Clark, our former chief executive officer and former director, satisfied an outstanding balance of approximately $5,454,810 as of September 30, 2007 on an outstanding promissory note in consideration of his surrendering 1,183,872 shares of our common stock. These shares were valued at $4.60, which approximates the 30-day average market value of our shares. See “Settlement Agreement and Mutual Release with Mr. Clark”.

On October 16, 2007, Mr. Amerson, our current CEO and Chairman of the Board of Directors, paid us in full for all outstanding amounts due under a promissory note of approximately $2,700,000. We returned to Mr. Amerson 269,761 shares of our common stock, which were held as security for repayment of this note.

Personal Guaranties/Indemnities

Mr. Amerson is a personal guarantor on our credit facility with Bank of America. As part of the Settlement Agreement and Mutual Release with Mr. Clark, we are required to indemnify Mr. Clark and his affiliates, as a guarantor of this credit facility. In connection with the Settlement Agreement and Mutual Release with Mr. Clark, Mr. Amerson agreed to assign his interest in Mercury Die Cutting (50% owner of Superior Diecutting, Inc.) to Mr. Clark.

In April 2007, our board of directors approved indemnity agreements for its officers and directors. The indemnification agreements provide indemnification for (i) proceedings by or in the right of the company (ii) indemnification for expenses of a party who is wholly or partly successful and (iii) indemnification for expenses as a witness. The indemnification rights generally applies only if the officer or director acted in good faith and in a manner in which he or she reasonably believed to be in or not opposed to the best interests of the Company, and, in the case of a criminal proceeding had no reasonable cause to believe that his or her conduct was unlawful.

Related party transactions

As of December 31, 2007 the Company has entered into six operating leases expiring either in 2025 or 2026 with Wal-Pat II. Wal-Pat II is owned by Robert R. Amerson, our Chief Executive Officer. The monthly payments to Wal-Pat II total $221. The Company made payments of $3,372, $2,816 and $1,067 in 2007, 2006 and 2005, respectively. The Company believes these leases are at prevailing market rates.

Item 14.	Principal Accountant Fees and Services (dollar amounts in thousands)

Audit Related Fees

Our principal accountants billed us an aggregate of $279 and $261 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2007 and 2006, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar years.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

Our principal accountants billed us an aggregate of $180 and $26 in fees and expenses for tax compliance, tax advice and tax planning during calendar years ended December 31, 2007 and 2006, respectively.

All Other Fees

Our principal accountants billed us an aggregate of $33 and $24 in fees and expenses during calendar years ended December 31, 2007 and 2006, respectively, for products and services other than those products and services described above. These services consist of the following:

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

Code of Ethics for Senior Financial Officers

The “code of ethics” established by the Company for its Senior Financial Officers is required to be signed by each such officer, is maintained on file by the Company, and incorporates the following:

Senior Financial Officers hold an important and elevated role in corporate governance. While members of the management team, they are uniquely capable and empowered to ensure that all stakeholders’ interests are appropriately balanced, protected and preserved. This Code provides principles to which Flanders Corporation Officers are expected to adhere and advocate. They embody rules regarding individual and peer responsibilities, as well as responsibilities to employers, the public and other stakeholders. Our Senior Financial Officers agree by their signature below that they will:

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following constitutes a list of Financial Statements, Financial Statement Schedules and Exhibits used in this report.

(a)(1)	Financial Statements: Financial Statements are included beginning at page F-1 as follows:

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets at December 31, 2007 and 2006	F-5

	Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005	F-6

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	F-7

	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	F-8

	Notes to Consolidated Financial Statements	F-10

(a)(2)	Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm on schedule	F-34

	Schedule II. Valuation and Qualifying Accounts	F-35

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

10.20	Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

10.21	Amendment to Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.22	Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated November 7, 2001, filed with Form 10-K for December 31, 2001, incorporated herein by reference.

10.23	Stock Option Agreement between Flanders Corporation and Steven K. Clark dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

10.24	Amendment to Stock Option Agreement between Flanders Corporation and Steven K. Clark dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.25	Stock Option Agreement between Flanders Corporation and Steven K. Clark dated November 7, 2001, filed with Form 10-K dated December 31, 2001, incorporated by reference.

10.26	Note Agreement between Steven K. Clark and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.27	Note Agreement between Robert R. Amerson and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.28	Stock Option Agreement between Flanders Corporation and Steven K. Clark dated August 24, 2004, filed with Form 10-K dated December 31, 2004, incorporated by reference.

10.29	Stock Option Agreement between Flanders Corporation and Steven K. Clark dated December 7, 2005, filed with Form 10-K dated December 31, 2005, incorporated by reference.

10.30	Settlement Agreement and Mutual Release between Steven K. Clark and Flanders Corporation dated October 3, 2007, filed with Form 8-K dated October 5, 2007, incorporated by reference.

10.31	Master Lease Amendment between Wal-Pat, LLC and Flanders Corporation dated September 6, 2007, filed with Form 8-K dated September 7, 2007, incorporated by reference.

10.32	Separation Agreement and General Release between John Hodson and Flanders Corporation dated August 2, 2007, filed as an exhibit to Form 10-Q dated August 7, 2007, incorporated by reference.

10.33	2007 Equity Incentive Plan filed as an exhibit to the 2006 Proxy Statement dated November 13, 2007, incorporated by reference.

21	Subsidiaries of the Registrant.

23.1	Consent of Pender Newkirk LLP for incorporation by reference of their report into Form S-8 filed on July 21, 1997, filed herewith.

23.2	Consent of Grant Thornton LLP for incorporation by reference of their report into Form S-8 filed on July 21, 1997, filed herewith.

24	Power of Attorney (included on Signature page of this report).

31

Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(b)	Form 8-K dated February 21, 2007

Form 8-K dated May 2, 2007

Form 8-K dated May 18, 2007

Form 8-K dated July 11, 2007

Form 8-K dated August 1, 2007

Form 8-K dated August 15, 2007

Form 8-K dated September 7, 2007

Form 8-K dated October 15, 2007

Form 8-K dated November 1, 2007

(c)	Financial Statement Schedules: See (a) (2) above.

SIGNATURES

          Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Dated this 13th day of March, 2008.

FLANDERS CORPORATION

By /s/ Robert Amerson

Robert Amerson
Chief Executive Officer / (Principal Executive Officer)

By /s/ Cully Bohush

Cully Bohush
Chief Accounting Officer / (Principal Accounting Officer)

          KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Robert Amerson, his attorney-in-fact, to sign any amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, hereby ratifying and confirming all the said attorney-in-fact may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Robert R. Amerson	Chief Executive Officer / (Principal	March 13, 2008
Executive Officer)
Robert R. Amerson

/s/Cully Bohush	Chief Accounting Officer / (Principal	March 13, 2008
Accounting Officer)
Cully Bohush

/s/Harry L. Smith, Jr.	Director	March 13, 2008

Harry L. Smith, Jr.

/s/Jeffrey Korn	Director	March 13, 2008

Jeffrey Korn

/s/Kirk Dominick	Director	March 13, 2008

Kirk Dominick

/s/David M. Mock	Director	March 13, 2008

David M. Mock

FLANDERS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2007, 2006 and 2005

The accompanying notes are an integral part of these financial statements

Report of Independent Registered Public Accounting Firm

Board of Directors
Flanders Corporation and Subsidiaries
St. Petersburg, Florida

We have audited the accompanying consolidated balance sheets of Flanders Corporation and subsidiaries (the “Company”) as of December 31, 2007 and December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2007, 2006, and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amount and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2007 and 2006 and the consolidated results of its operations and cash flows for the years ended December 31, 2007, 2006, and 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2008 expressed an unqualified opinion thereon.

Pender Newkirk & Company, LLP
Certified Public Accountants
Tampa, Florida
March 12, 2008

The accompanying notes are an integral part of these financial statements

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2007 has been audited by Pender Newkirk and Company, LLP, independent registered public accounting firm, as stated in their report which is included herein.

The accompanying notes are an integral part of these financial statements

Report of Independent Registered Public Accounting Firm

Board of Directors
Flanders Corporation and Subsidiaries
St. Petersburg, Florida

We have audited the internal control over financial reporting of Flanders Corporation and Subsidiaries (the “Company”) as of December 31, 2007 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007, 2006 and 2005 and our report dated March 12, 2008 expressed an unqualified opinion thereon.

Pender Newkirk & Company, LLP
Certified Public Accountants
Tampa, Florida
March 12, 2008

The accompanying notes are an integral part of these financial statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,
(In thousands, except per share data)

	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$498	$568
Receivables:
Trade, less allowance for doubtful accounts: $3,663 in 2007 and $4,313 in 2006	49,094	53,740
Other	1,260	1,200
Inventories	47,236	58,939
Deferred taxes	4,197	3,332
Income taxes	8,549	1,640
Other current assets	2,672	1,832

Total current assets	113,506	121,251
Related party receivables	0	428
Property and equipment, net	61,468	77,297
Intangible assets, net	3,872	5,975
Other assets	4,709	2,153

	$183,555	$207,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$2,736	$5,075
Accounts payable	30,046	29,442
Accrued expenses	24,593	18,767
Other current liabilities	5,880	0

Total current liabilities	63,255	53,284
Long-term capital lease obligations, less current maturities	943	1,372
Long-term debt, less current maturities	28,669	36,433
Long-term liabilities, other	2,112	1,325
Deferred taxes	1,174	7,311
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 10,000 shares authorized; none issued		—
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 25,691 and 26,343 as of December 31, 2007 and 2006, respectively	26	26
Additional paid-in capital	87,305	90,872
Notes receivable – secured by common shares	0	(7,441)
Accumulated other comprehensive loss	(782)	(698)
Retained earnings	853	24,620

	87,402	107,379

	$183,555	$207,104

The accompanying notes are an integral part of these financial statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,
(In thousands, except per share data)

	2007	2006	2005

Net sales	$244,941	$238,378	$229,276
Cost of goods sold	213,152	189,653	176,359

Gross profit	31,789	48,725	52,917
Operating expenses	58,511	40,868	35,297

Operating income (loss)	(26,722)	7,857	17,620

Non operating income (expense)
Other income, net	774	2,400	1,297
Interest expense	(2,743)	(2,049)	(1,672)

	(1,969)	351	(375)

Earnings (Losses) from operations before income taxes	(28,691)	8,208	17,245

Provision (Benefit) for income taxes	(8,791)	2,683	4,739

Income (Loss) before extraordinary items	(19,900)	5,525	12,506
Extraordinary Items:
Extraordinary Loss – Flood loss (net of taxes $1,012)	0	(1,518)	0
Extraordinary Gain (Loss) – Fire loss (net of taxes $142 and $1,305 for 2007 and 2006, respectively)	213	(1,957)	0

Net earnings (loss)	(19,687)	$2,050	$12,506

Income (Loss) before extraordinary items Basic earnings per share	$(.75)	$.21	$.48
Extraordinary items	$.0	$(.13)	$.0

Net earnings (loss) per share	$(.75)	$.08	$.48

Income (Loss) before extraordinary items Diluted earnings per share	$(.75)	$.20	$.45
Extraordinary items	$.0	$(.13)	$.0

Net earnings (loss) per share	$(.75)	$.07	$.45

Weighted average common shares outstanding
Basic	26,362	26,340	26,309

Diluted	26,362	27,725	27,807

The accompanying notes are an integral part of these financial statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance, January 1, 2005	26	90,758	(6,650)	(1,037)	10,064	93,161
Accrued interest on notes receivable secured by common shares	—	—	(337)	—	—	(337)
Purchase and retirement of 4 shares of common stock	—	(46)	—	—	—	(46)
Issuance of 18 shares of common stock upon exercise of options	—	46	—	—	—	46
Comprehensive earnings
Net earnings	—	—	—	—	12,506	12,506
Gain on cash flow hedges	—	—	—	204	—	204

Total comprehensive earnings, net of tax						12,710

Balance, December 31, 2005	$26	$90,758	$(6,987)	$(833)	$22,570	$105,534
Stock option award compensation		114				114
Accrued interest on notes receivable secured by common shares	—	—	(454)	—	—	(454)
Purchase and retirement of 13 shares of common stock	—	(148)	—	—	—	(148)
Issuance of 38 shares of common stock upon exercise of options	—	148	—	—	—	148
Comprehensive earnings
Net earnings	—	—	—	—	2,050	2,050
Gain on cash flow hedges	—	—	—	135	—	135

Total comprehensive earnings, net of tax						2,185

Balance, December 31, 2006	$26	$90,872	$(7,441)	$(698)	$24,620	$107,379
Stock option award compensation		859				859
Accrued interest on notes receivable secured by common shares	—	—	(360)	—	—	(360)
Proceeds from notes receivable secured by common stock	—	—	2,355	—	—	2,355
Purchase and retirement of 826 shares of common stock	(1)	(4,327)	—	—	—	(4,328)
Issuance of 1,159 shares of common stock upon exercise of options	1	2,958	—	—	—	2,959
Common shares issued for satisfaction of trade accounts payable	—	1,454	—	—	—	1,454
Common shares received in lieu of Equity note receivable	—	(5,445)	5,446	—	—	1
Loss of controlling interest in affiliate	—	—	—	—	(4,080)	(4,080)
Tax Benefit from Stock Options	—	934	—	—		934
Comprehensive earnings
Net earnings	—	—	—	—	(19,687)	(19,687)
Gain on cash flow hedges	—	—	—	(84)	—	(84)

Total Comprehensive earnings, net of tax						(19,771)

Balance, December 31, 2007	$26	$87,305	$(0)	$(782)	$853	$87,402

The accompanying notes are an integral part of these financial statements

FLANDERS CORPORATION AND SUBSIDIARIESCONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
(In thousands)

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings	$(19,687)	$2,050	$12,506
Adjustments to reconcile earnings from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	7,415	8,087	8,527
Provision for doubtful accounts and notes	10,638	3,063	2,094
Provision for obsolete inventory	3,133	146	85
Loss on Goodwill	543
Loss on sale of property and equipment	3,152	1	123
Compensation expense	859	114	0
Extraordinary (Gain) Loss	(213)	5,792	0
Proceeds from insurance claim on inventory	11,228	2,312	0
Loss on sale of subsidiaries	222
Deferred taxes	(7,082)	825	(5,581)
Minority interest	(19)	66	216
Accrued interest on notes receivable secured by common shares	(360)	(454)	(337)
Change in working capital components:
Receivables	(10,344)	(7,021)	(8,845)
Inventories	2,527	(21,843)	1,302
Other current assets and income tax receivable	(15,463)	(13,234)	(550)
Accounts payable	5,441	15,479	(5,685)
Accrued expenses	6,069	529	3,419
Increase in Other Current Liabilities	5,880
Long Term Liabilities Other	668
Income taxes, net	0	0	0

Net cash (used in) provided by operating activities	4,607	(4,088)	7,274

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	(154)	(2,939)
Disposal, net of cash disposed	(97)
Purchase of property and equipment	(7,838)	(20,490)	(8,136)
Purchase of technology	—	—	(451)
Proceeds from sale of property and equipment	6,004	306	195
Proceeds from insurance claim on building and equipment	5,500	8,688	—
Cash received (paid) on notes receivables	428	(33)	(21)
Decrease in other assets	872	164	272

Net cash provided (used) in investing activities	4,869	(11,519)	(11,080)

- Continued -

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued
Years Ended December 31,
(In thousands)

	2007	2006	2005

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments on) revolving credit agreement	(4,847)	19,408	5,458
Principal payments on long-term borrowings	(5,685)	(3,928)	(2,843)
Purchase and retirement of common stock	(1,369)	—	—
Proceeds from notes receivable secured by common shares	2,355	—	—

Net cash provided by (used in) financing activities	(9,546)	15,480	2,615

Net (decrease) increase in cash and cash equivalents	(70)	(127)	(1,191)

CASH AND CASH EQUIVALENTS
Beginning of year	568	695	1,886

End of year	$498	$568	$695

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Interest paid, net of $239, $474 and $116 interest capitalized to property and equipment for 2007, 2006 and 2005, respectively:	$2,824	$1,897	$1,656

Income taxes paid	$179	$2,426	$6,910

Tax impact of Stock Options	$934	$0	$0

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Cashless exercise of common stock (Net)	$(738)	$—	$—

Accounts receivable in exchange for notes receivable	$—	$20	$—

Stock issued in lieu of trade accounts payable	$1,454	$—	$—

Sale of equipment for note receivable	$996	$—	$—

Common shares received in lieu of Equity note	$5,446	$—	$—

ACQUISITION/DISPOSAL OF COMPANIES
Working Capital surplus (deficit) acquired/disposed, net of cash and cash equivalents received	$3,880	$215	$(1,187)

Fair value of other assets acquired/(disposed), principally property and equipment	$1,466	$74	$614

Goodwill acquired/(disposed)	$1,428	$295	$4,601

Minority interest	$—	$—	$220

Long-term debt assumed	$—	$—	$(1,302)

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

2. Principles of consolidation

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Air Filter Sales and Service, Inc. and Superior Diecutting, Inc. which are consolidated in accordance with FIN 46. All intercompany transactions and balances are eliminated in consolidation.

The Company is the primary beneficiary of Air Filter Sales and Service, Inc., which qualifies as a variable interest entity. Accordingly, the assets and liabilities and revenues and expenses of this company have been included in the accompanying consolidated financial statements. As of December 31, 2007 and 2006, Air Filter Sales and Service, Inc. had assets of $836 and $771, liabilities of $788 and $691, revenues of $2,871 and $2,815, and expenses of $2,903 and $2,706, respectively. Creditors and beneficial holders of Air Filter Sales and Service, Inc have no recourse to the assets or general credit of the Company.

Prior to September 30, 2007, Superior Diecutting, Inc. was 50% was owned by two officers and directors and 50% was owned by other shareholders unrelated to the Company or any of its officers and directors. As of September 30, 2007 Superior Diecutting, Inc. ceased to be consolidated, due to the Settlement Agreement and Mutual Release filed on October 5, 2007, which resulted in the Company no longer qualifying as the primary beneficiary. The accompanying financial statements present the consolidated result including Superior Diecutting, Inc. up until September 30, 2007 with all intercompany transactions eliminated. After that date the financial statements do not include the financial results of Superior Diecutting, Inc. The revenues and expense of Superior Diecutting, Inc. through September 30, 2007 were $16,600 and $16,139, respectively. The revenues and expense for the year ended December 31, 2006 were $24,206 and $22,647, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

3. Significant customers

Net sales for the years ended December 31, 2007, 2006 and 2005 included sales to the following major customers, together with the receivables due from those customers:

	Amount of Net Sales			Trade Receivable Balance As of December 31,

	2007	2006	2005	2007	2006

Customer A	$25,679	$30,922	$33,905	$1,874	$5,018
Customer B	$38,431	$38,549	$34,432	$12,739	$11,906

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

6. Accounts Receivable

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is the Company’s policy to accrue interest on past due receivables. The provision expensed for doubtful accounts and notes was $10,638, $3,063, and 2,094 for the years ended December 31, 2007, 2006 and 2005, respectively.

7. Fair value of financial instruments

The carrying amount of cash equivalents, trade receivables and trade payables approximates fair value at December 31, 2007 and 2006 because of the short maturity of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar maturities and similar collateral requirements, the fair value of notes payable and long-term debt approximates the carrying amounts at December 31, 2007 and 2006.

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

10. Derivative financial instruments

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities — an Amendment to FASB Statement No. 133.” SFAS 133 and SFAS 138 established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note A. Nature of Business and Summary of Significant Accounting Policies — Continued

The Company has only limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. This interest rate swap is accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. The tax effected fair market value of the interest rate swap of $782 and $698 is included in accumulated other comprehensive loss at December 31, 2007 and 2006, respectively. The interest rate swap contracts expire in 2013 and 2015.

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

SFAS 142 requires that goodwill be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount. Such testing requires, as an initial step, that each of the Company’s reporting units, as defined in SFAS 142, be identified and that the Company’s assets and liabilities, including the existing goodwill and intangible assets, be assigned to those reporting units. The Company has determined it has only one reporting unit and that there is no impairment as of December 31, 2007.

12. Trademarks and trade names

Trademarks and trade names are being amortized on a straight line basis over 17 years. At each balance sheet date, the Company evaluates the value of trademarks and trade names for impairment. Based upon its most recent analysis, the Company believes that no impairment of trademarks and trade names exists at December 31, 2007.

13. Property and equipment

Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives. Amortization of property and equipment held under capital leases is included in depreciation expense. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, the Company believes that no impairment of property and equipment exists at December 31, 2007.

14. Debt issuance costs

The costs related to the issuance of debt are capitalized and amortized on a straight-line basis over the term of the related debt, which approximates the effective interest method.

15. Revenue recognition

The Company’s products are sold with terms and conditions, which vary depending on particular business environments in which the Company operates. The standard policy of the Company is to recognize revenue in accordance with accounting principles generally accepted in the United States of America; specifically SAB Topic 13A.

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

As a result of adopting SFAS 123(R), our earnings before income taxes and net earnings for the year ended December 31, 2007 were $859 and $516 lower, respectively, than if we had continued to account for stock based compensation under APB Opinion No. 25 for our stock option grants. There was no impact on cash flows from operating or financing activities or basic or diluted earnings per share.

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2007, 2006 and 2005: Dividend rate of 0%; risk-free interest rate of 4.75%, 2.38% and 4.38%, respectively; expected lives of 10, 5, and 5 years respectively; and expected price volatility of 50%, 51% and 110%, respectively.

The unrecognized stock-based compensation expense related to nonvested stock options was $1,267 and $0 for the years ended December 31, 2007 and 2006, respectively.

During 2007 and 2006, there was $0 of cash received from the exercise of stock options.

At December 31, 2006, the Company has three stock-based compensation plans. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R, to stock-based employee compensation prior to January 1, 2006.

2005

Net earnings, as reported	$12,506

Deduct: Total stock-based compensation expense determined under fair value based methods for all awards, net of taxes	(4,112)

Pro forma net earnings	$8,394

Basic earnings per share:
As reported	$.48
Pro forma	$.32

Diluted earnings per share
As reported	$.45
Pro forma	$.30

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

The following table represents our nonvested stock option activity for the year ended December 31, 2007:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested options - January 1, 2007	—	$—

Granted	500	$4.99
Vested	(100)	$(4.99)
Forfeited	—	$—

Nonvested options - December 31, 2007	400	$—

The aggregate intrinsic value of options outstanding at December 31, 2007, based on the Company’s closing stock price of $5.61 as of the last business day of the period ended December 31, 2007, which would have been received by the optionees had all options been exercised on that date was $3,923. The aggregate intrinsic value of options exercisable at December 31, 2007, based on the Company’s closing stock price of $5.61 as of the last business day of the period ended December 31, 2007, which would have been received by the optionees had all options exercisable been exercised on that date was $3,675. The aggregate intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 were $2,646, 294 and 153, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

19. Outbound shipping expenses

Outbound shipping expenses are included in “operating expenses,” not in “cost of goods sold.” Outbound shipping expenses were $12,148, $9,813, and $9,455 for the years ending December 31, 2007, 2006 and 2005, respectively.

20. Advertising

The costs of advertising are expensed as incurred. Advertising expense was $5,788, $2,853, and $2,543 for the years ending December 31, 2007, 2006 and 2005, respectively.

21. Reclassifications

Certain account balances for 2006 have been reclassified with no effect on net earnings or retained earnings to be consistent with the classification adopted for the year ended December 31, 2007.

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note A. Nature of Business and Summary of Significant Accounting Policies — Continued

22. Impact of Recently Issued Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. SFAS No. 155 did not have a material effect on our results of operations or financial position.

In March 2006, the FASB issued SFAS No. 156, which addresses the accounting for servicing assets and liabilities. SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006. SFAS No. 156 did not have a material effect on our results of operations or financial position.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. See Note I Income Taxes below for the impact this had on the Company.

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

On September 13, 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin (SAB) 108, interpretive guidance on how errors that carryover or reversal of prior year misstatements should be considered from a materiality perspective and be considered in quantifying a current year misstatement. The SEC staff believes that public companies should use both the current year income statement approach and the

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

balance sheet approach. Then evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 also discusses when it would be appropriate to record a one-time cumulative adjustment for prior year misstatements that were considered immaterial along with required disclosures. SAB 108 did not have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is in the process of evaluating the effect, if any, the adoption of SFAS No. 159 will have on its financial statements.

In January 2008, the FASB posted SFAS No. 133 Implementation Issue No. E23, Issues Involving the Application of the Shortcut Method under Paragraph 68. This standard addresses issues pertaining to the application of the shortcut method in accounting for hedges when the settlement of a hedged item occurs subsequent to the interest rate swap trade date. It also addresses hedging relationships when the transaction price of an interest rate swap is zero. This standard is effective for hedging relationships designated on or after January 1, 2008 and requires the reassessment of preexisting hedges utilizing the shortcut method under this new guidance. We are currently evaluating this standard but we do not anticipate that the adoption of this standard will have a material effect on our results of operations or financial position.

Note B. Inventories

Inventories consist of the following at December 31:

	2007	2006

Finished goods	$27,209	$31,786
Work in progress	3,254	5,535
Raw materials	19,631	23,241

	50,094	60,562
Less allowances	2,858	1,623

	$47,236	$58,939

Note C. Other Assets

Other assets consist of the following at December 31:
	2007	2006

Real estate held for sale	$52	$52
Notes receivable	3,530	910
Deposits	563	421
Deferred expenses	154	365
Investment, at cost	410	405

	$4,709	$2,153

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Notes receivable consists of the following at December 31,

	2007	2006

Note receivable, which bears interest at 9% per annum. $4 due each week beginning July1, 2004.	$49	$224

Senior note receivable, which is interest free for first year and 5% per annum thereafter. $6.5 due each month beginning January 31, 2005.	274	352

Junior note receivable, which is interest free. $5 due each quarter beginning March 31, 2005.	245	265

Note Receivable, which bears interest at the rate of 6.5% per annum. $5.7 due each month beginning October 14th, 2007.	494

Note Receivable, which bears interest at the rate of 6.5% per annum. $20 due each month beginning December 4th, 2007.	1,772

Note Receivable, which bears interest at the rate of 6.5% per annum. $3.6 due each month beginning December 4th, 2007.	315

Note Receivable, which bears interest at the rate of prime plus 1.5%. $4.3 due each month beginning February 21st, 2003.	258

Various other notes receivable	393	420
Less: Current portion of notes receivable	(270)	(351)

Total	$3,530	$910

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note D. Intangible Assets

          Intangible assets consist of the following at December 31:

	2007	2006

Goodwill	$3,031	$5,002
Trademarks and trade names, net of accumulated amortization of $903 and $1,256 in 2007 and 2006, respectively	$841	$973

	$3,872	$5,975

Amortization expense was $131, $147 and $141 in 2007, 2006 and 2005, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2011 is as follows:

2008	$128
2009	$103
2010	$91
2011	$91
2012	$91

Note E. Property and Equipment

          Property and equipment and estimated useful lives consist of the following at December 31:

	2007	2006	Estimated Useful Lives

Land	$1,124	$1,673	—
Buildings	30,656	40,155	15-40 years
Machinery and equipment	67,395	72,097	5 -15 years
Office equipment	10,202	10,309	5-7 years
Vehicles	1,699	2,026	5 years
Construction in progress	4,624	15,641	—

	115,700	141,901
Less accumulated depreciation	54,232	64,604

	$61,468	$77,297

Total depreciation expense charged to operations totaled $7,073, $7,717, and $8,170 for 2007, 2006 and 2005, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note F. Accrued Expenses

          Accrued expenses at December 31, 2007 and 2006 were as follows:

	2007	2006

Vendor Rebates	$7,226	$4,282
Bank overdraft	$2,394	$1,646
Other accrued expenses	$14,973	$12,839

	$24,593	$18,767

Note G. Pledged Assets and Debt

          A summary of the Company’s debt, and collateral pledged thereon, consists of the following at December 31:

	2007	2006

Long-term debt:

Prime plus 0 to .50 percent (7.75% at December 31, 2007) revolving line of credit; interest rate dependent on fixed charge coverage*.	$16,019	$20,866

Prime plus 0 to .50 percent term note agreement; interest rate dependent on fixed charge coverage*.	0	1,168

LIBOR plus 2.25% note (mortgage) payable to a bank, due in monthly payments of $14 including interest, collateralized by certain land, building and improvements, due October 2007.	1,784	1,877

Prime plus 0 to .50 percent term note agreement due to bank; interest rate dependent on fixed charge coverage*.	0	3,583

6.5 percent note payable to a regional development authority, due in varying quarterly installments, plus interest, through December 2017, collateralized by a security agreement and financing statement on real and personal property.	3,920	4,190

Note payable to a bank with interest at prime plus 0.25 percent, with rate adjusted annually (7.50% at December 31, 2007), due in monthly payments of $7 including interest through June 2017, collateralized by a deed of trust on real property.	565	604

Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.14% by an interest-rate swap, balance due April 1, 2015, collateralized by a $4,000 letter of credit.	4,000	4,000

Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.14% by an interest-rate swap, balance due April 1, 2013, collateralized by a $4,500 letter of credit.	4,500	4,500

Prime plus 2.0 percent revolving line of credit up to $100, canceled in 2007.	0	100

Various obligations under capital lease agreements	1,560	1,992

	$32,348	$42,880
Less current maturities	2,736	5,075

	29,612	37,805

Less long-term capital lease obligations, less current maturities	943	1,372

	$28,669	$36,433

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Aggregate maturities required on long-term debt and capital lease obligations as of December 31, 2007 are due in future years as follows:

Year Ending December 31,

2008	$2,736
2009	17,033
2010	574
2011	450
2012	472
Later years	11,083

$32,348

*

Our current revolving credit agreement with a bank provides a maximum line of credit of $36 million (subject to availability) and bears interest at either (i) LIBOR plus between 1.75% and 2.25%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the bank’s base rate, plus between 0% and .5%, dependent on the Company’s fixed charge coverage during the prior twelve months. Up to $11 million of this credit facility may be used to issue letters of credit. The revolving credit agreement is part of a combined facility with a bank that also includes an $11 million facility to guarantee letters of credit. The line of credit is due in 2009. The combined facility is collateralized by substantially all of the Company’s assets, is guaranteed by the Company’s majority stockholder and restricts capital expenditures, payment of dividends and share repurchases. As of December 31, 2007 the financial covenants of the Company have been waived.

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

	2007	2006

Buildings	$3,700	$3,700
Machinery and equipment	707	490
Office equipment	204	204
Accumulated depreciation	(1,249)	(1,221)

	$3,362	$3,173

Future minimum payments, by year and in aggregate, under capital leases and operating leases consist of the following at December 31, 2007:

Year Ending December 31,	Capital leases	Operating leases

2008	$736	$5,686
2009	722	5,758
2010	209	4,982
2011	52	4,101
2012	47	3,805
Later years	0	44,007

Total minimum lease payments	$1,766	$68,339

Less amount representing interest	160

Present value of net minimum payments	1,606
Current portion	618

Long-term portion	$988

Total rent expense charged to operations was approximately $7,075, $5,138, and $3,539 for 2007, 2006 and 2005, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note I. Income Taxes

The Company’s provision (benefit) for income taxes is as follows for the years ended December 31:

	2007	2006	2005

Current:
Federal	$(1,961)	$5,785	$8,834
State	(168)	496	757
Foreign	285	90	34

	(1,844)	6,371	9,625

Deferred:
Federal	(6,398)	(3,397)	(4,500)
State	(549)	(291)	(386)

	(6,947)	(3,688)	(4,886)

Total provision	$(8,791)	$2,683	$4,739

The income tax provision for continuing operations differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2007	2006	2005

Income tax provision at statutory rate:	$(10,042)	$2,873	$6,036
Increase (decrease) in income taxes due to:
Nondeductible expenses	72	32	28
State income taxes net	(878)	378	683
Foreign taxes/Non consolidated subs	(111)	0	0
Interest, Penalties, and Other tax contingencies	1,335	0	0

Credits and adjustments	(812)	(600)	(2,008)
Change in valuation allowance	1,645	0	0

	$(8,791)	$2,683	$4,739

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note I. Income Taxes – Continued

The components giving rise to the deferred tax assets and liabilities included in the accompanying consolidated balance sheets at December 31, 2007 and December 31, 2006 were comprised of the following:

	2007	2006

Deferred tax assets/(liabilities):
Accounts receivable allowance	$1,324	$609
Inventory allowance and capitalization	1,873	1,743
Accrued expenses	710	410
Deferred expenses	(85)	1
State credits	97	400
FIN 48 Interest – Current	278	0
Foreign Income	0	169

Net Current Asset	$4,197	$3,332

Deferred tax assets/(liabilities):
Property and equipment	$(6,357)	$(12,226)
Stock Options	366	0
Interest rate swap	521	466
State Tax expense	196	0
FIN 48 Interest expense	30	0
State net operating loss carry forwards	669	283
State credits	3,401	4,166

Net Noncurrent Liability	$(1,174)	$(7,311)

Current assets	$4,197	$3,332
Noncurrent Liabilities	(1,174)	(7,311)

Total Deferred Tax	$3,023	$(3,979)

The IRS is currently examining the Company’s federal income tax returns of 2002, 2003, 2004, 2005, and 2006. To date the IRS has not proposed any material adjustments for the 2004 through 2006, however, for the 2002 and 2003 examination, the IRS has proposed certain changes, resulting in additional liabilities due. The Company has submitted a petition to the IRS for a redetermination of the changes with the U.S. Tax Court. These liabilities have been included in the Company’s FIN 48 liability discussed below.

FIN 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 1, 2007.

The Company is subject to income taxes in the U.S, Mexico and Singapore. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the determination of the ultimate tax effects is uncertain. We record our tax provision based on current and future income taxes that will be due. In the

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

determination of our provision, we have taken certain tax positions in the consideration of the effects of income and expenses that have been recognized and included in the accompanying financial statements that may or may not be recognized in the determination of current or future income taxes. Under Fin 48 we record a liability for these unrecognized tax benefits when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We review our liability for unrecognized tax benefits quarterly and adjust it in light of changing facts and circumstances, such as the outcome of tax audit. We calculate and accrue potential interest and penalties on our FIN 48 liability.

Included in our deferred income taxes as of January 1, 2007, the effective date of FIN 48, was approximately $5.6 million relating to unrecognized tax benefits that we have determined were FIN 48 liabilities.

The reconciliation of our liability for unrecognized tax benefits are as follows (in thousands):

Balance at January 1, 2007	$5,625

Gross increases to tax positions in prior periods	0
Gross decreases to tax positions in prior periods	(400)
Gross increases to current period tax positions	0
Gross decreases to current period tax positions	(0)
Audit settlements paid during 2007	(0)
Decreases related to the lapse of the statute of limitations	(0)

Balance at December 31, 2007	$5,225

As of December 31, 2007, the amount of accrued interest and penalties related to unrecognized tax benefits was $1.0 million net of federal income tax benefits. Interest and penalties for the year ended December 31, 2007 was $.2 million, net of federal income tax benefits.

In determination of our unrecognized tax benefits that give rise to our FIN 48 liability, we take into account potential audit assessments. We are currently under examination by the Internal Revenue Service for calendar years 2002 through 2006. As previously indicated we are currently disputing proposed audit assessments of approximately $2 million relating to the 2002 and 2003 IRS audit, assessed in April of 2007. We expect to settle these amounts within the next 12 months. Although the amount of the assessment is still being disputed, we have reserved for this item in our FIN 48 liability. We estimate changes to our unrecognized tax benefits related to the settlement in the next 12 months to be approximately $4.7 million.

We also may be subject to examination, in the following major jurisdictions for the years specified: Mexico for 2002 through 2006, Singapore for 2000 through 2006, Florida for 2002 through 2006, and North Carolina for 2002 to 2006.

Note J. Commitments and Contingencies

1. Employment Agreements

Messr. Amerson has an employment agreement effective as of December 15, 1995 (“Employment Agreement”). The Employment Agreement, as amended, provides for an annual base salary of $350 Mr. Amerson and terminates in 2010. The Employment Agreement also provides that the executive shall be entitled to the following termination payments: (i) 100% of his current base salary if the employment is terminated as a result of his death or disability; (ii) up to 200% of his current base salary if the employment is terminated by the Company for any reason other than death, disability or for cause, or (iii) up to 250% of the executive’s gross income during the year preceding his termination if the Employment Agreement is terminated by the executive for good reason or by the Company for any reason other than death, disability or cause and the termination occurs within two years after a change of control of the Company has occurred.

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

3. Self-Insurance

During all periods presented, workers’ compensation claims incurred by employees were fully insured through a high deductible policy with a policy year ending each May. The deductible per employee was $500 in 2007 and $500 in 2006, with no limit in the aggregate. The Company continuously monitors and estimates the estimated costs of claims incurred based on historical loss information and other information provided by its carrier’s claims management personnel. Included in the liabilities in the accompanying balance sheets are accrued workers’ compensation expenses of approximately $1,000 and $201 as of December 31, 2007 and 2006, respectively.

The Company provides medical benefits to its employees under a self-insured program. Through June 30, 2002, the Company paid for 100% of an employees health costs as the services were incurred. In July 2002, the Company changed the program that provides medical benefits to its employees once certain deductibles are met. The benefits to the employees are limited to $35 per year with a $1,000 lifetime benefit. The Company estimates the amount of incurred but unreported claims based on historical information. Included in the liabilities in the accompanying balance sheets are estimated accrued health insurance expenses of approximately $200 and $200 as of December 31, 2007 and 2006, respectively. The employer’s portion of claims charged to operations totaled approximately $974, $1,085 and $971 for 2007, 2006 and 2005, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

4. License and Royalty Agreements

The Company has secured licensing and royalty agreements with two companies allowing the Company to use their trade names and brands on its products. Costs associated with these agreements are expensed as incurred.

Note K. Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“Salary Savings Plan”). The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to fifteen percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors. The Company contributed approximately $96, $100 and $97 to the Salary Savings Plan for the years ended December 31, 2007, 2006 and 2005, respectively.

During 1996, the Company adopted the Long Term Incentive Plan (“LTI Plan”) to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock performance shares and dividend equivalents to officers, key employees of the Company and outside consultants to the Company. There are 1,987,000 shares of Common Stock reserved for award under the LTI Plan. During 2007, 2006 and 2005, the Company awarded options to purchase 0, 0 and 670,000 shares of Common Stock under the LTI Plan, respectively.

During 1996, the Company also adopted the 1996 Director Option Plan which provides for the grant of 50,000 stock options to outside directors of the Company who were elected or appointed after February 1, 1996, and who were not existing directors on the effective date of the plan. Each such outside director who is serving as a director on January 1 of each calendar year will automatically be granted an option to acquire up to 5,000 shares of Common Stock on such date, assuming such outside director had been serving for at least six months prior to the date of grant. During 2007, 2006 and 2005, the Company awarded options to purchase 0, 20,000 and 125,000 shares, respectively, of common stock under the 1996 Director Option Plan.

During 2007, the Company adopted the 2007 Equity Incentive Plan. The Company has reserved 2,000,000 shares of its Common Stock for issuance under the 2007 Equity Incentive Plan that expires in 2017. During 2007, the Company awarded options to purchase 620,000 shares of common stock under the 2007 Equity Incentive Plan.

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note L. Extraordinary Items

In 2006, a warehouse in Texas was destroyed by a fire and a warehouse in Pennsylvania was damaged by a flood. The Company reported an extraordinary gain on the fire of $4,558 (net of income taxes of $3,039).

In 2007, a warehouse in Bartow was destroyed by a fire. The Company reported an extraordinary loss on the fire of $4,345 (net of income taxes of $2,897). This extraordinary item will be subject to change as the insurance claims process progresses for the claim.

Note M. Related Party Transactions and Balances

On October 3, 2007 the Company entered into a Settlement Agreement and Mutual Release, effective as of September 30, 2007, by and between Steven K. Clark (former Chief Executive Officer); Robert R. Amerson (Current Chief Executive Officer); Harry L. Smith, Jr. (Chief Operating Officer); Wal-Pat, LLC, a North Carolina limited liability company; and Mercury Die Cutting, LLC, a Florida limited liability company. A copy of the Settlement Agreement was filed as a Form 8-K on October 5, 2007 with the Securities and Exchange Commission. The major terms affecting the Company are summarized below:

•	Mr. Clark transfers his fifty percent (50%) membership interest in Wal-Pat to Mr. Amerson.

•

Mr. Clark exercised, on a cashless exercise basis, a stock option for 1,000,000 shares of Flanders common stock at an exercise price of $2.50 per share by tendering 543,748 shares of Flanders common stock resulting in a net issuance of 426,522 shares to Mr. Clark. The 573,478 shares were then retired.

•

Mr. Clark satisfied his obligations under a promissory note due Flanders, which had an outstanding balance of $5,446 as of September 30, 2007 in consideration of his surrendering 1,183,872 shares of Flanders common stock. These shares were valued at $4.60, which was the 30-day average market value of Flanders shares. These shares were then retired.

•

Mr. Clark and Flanders mutually release each other from any obligations created under or related to Mr. Clark’s employment agreements with Flanders. Mr. Clark is also released from his noncompetition covenants set forth in his employment agreement.

•	Flanders transfers certain manufacturing assets with a net book value of approximately $250 from the Salt Lake City, Utah facility to Mr. Clark.

•	Mr. Clark resigned as a director as of October 4, 2007.

At December 31, 2007 and 2006, the Company had notes receivable secured by common stock classified as contra-equity of $0 and $7,441, respectively, due from various directors, officers, shareholders and employees, with interest thereon at LIBOR plus 1%, maturing at various dates to December 2010.

As of December 31, 2007 the Company has entered into six operating leases expiring either in 2025, 2026 or 2027 with Wal-Pat II. Wal-Pat II is owned by Robert R. Amerson, our Chief Executive Officer. The monthly payments to Wal-Pat II total $221. The Company made payments of $3,371, $2,816 and $1,067 in 2007, 2006 and 2005, respectively. The Company believes these leases are at prevailing market rates.

The above amounts and transactions are not necessarily indicative of amounts and transactions which would have been incurred if comparable transactions had been entered into with independent parties.

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note N. Stock Options and Warrants

During 2007, the Company granted options to purchase: 620,000 shares of common stock under its 2007 Equity Incentive Plan at a weighted average exercise price of $5.23 per share. All options granted during 2007 were non-qualified fixed price options.

The following table summarizes the activity related to all Company stock options and warrants for 2007, 2006 and 2005:

					Weighted Average Exercise Price per Share
	Shares (In thousands)		Exercise Price per Share

		Stock
	Warrants	Options	Warrants	Options	Warrants	Options

Outstanding at January 1, 2005	—	5,015	—	1.50 – 8.60	—	5.28
Granted	—	795	—	8.85 – 11.10	—	10.75
Exercised	—	(18)	—	1.74 – 1.74	—	2.54
Canceled or expired	—	—	—		—

Outstanding at December 31, 2005	—	5,792	—	1.50 – 11.10	—	6.04
Granted	—	20	—	11.72 – 11.72	—	11.72
Exercised	—	(38)	—	2.40 – 5.21	—	3.90
Canceled or expired	—	(22)	—	2.50 – 2.50	—	2.50

Outstanding at December 31, 2006	—	5,752	—	1.50 – 11.72	—	6.08
Granted	—	620	—	4.99 – 9.52	—	5.23
Exercised	—	(1,105)	—	1.50 – 5.21	—	2.55
Canceled or expired	—	(2,000)	—	7.50 – 11.10	—	8.68

Outstanding at December 31, 2007	—	3,267	—	1.74 – 11.72	—	5.53

Exercisable at December 31, 2007	—	2,867	—	1.74 – 11.72	—	5.60

Exercisable at December 31, 2006	—	5,752	—	1.50 – 11.72	—	6.08

Exercisable at December 31, 2005	—	5,652	—	1.50 – 11.10	—	6.10

The warrants and options expire at various dates ranging from May 2008 to December 2017. A further summary of information related to options outstanding at December 31, 2007 is as follows:

Range of Exercise Prices	Number Outstanding / Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Outstanding / Exercisable

$1.74 to 2.52	1,092 / 1,092	1.96	$2.48 / 2.48
$3.94 to 6.49	790 / 390	7.68	$4.98 / 4.96
$7.50 to 11.72	1,385 / 1,385	3.53	$8.24 / 8.24

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

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note O. Earnings per Share

The following table shows the shares (in thousands) used in computing net earnings per common share including dilutive potential common stock.

	2007	2006	2005

Common shares outstanding at beginning of year	26,343	26,317	26,303
Net weighted average common shares issued and canceled during year	19	23	6

Weighted average number of common shares used in basic EPS	26,362	26,340	26,309
Dilutive effect of stock options and warrants	0	1,385	1,498

Weighted average number of common shares and dilutive potential shares used in diluted EPS	26,362	27,725	27,807

As of December 31, 2007, 2006 and 2005, options and warrants to purchase 1,385,000, 730,000 and 580,000 shares, respectively, of the Company’s common stock described in Note N were excluded from the computation of diluted EPS because the market price of the underlying stock was less than the exercise price. The number of securities that would have had a dilutive effect on earnings per shares, had they not been considered antidilutive was 466.

FLANDERS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Note P. Quarterly Financial Data (Unaudited)

	Quarters Ended

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Net sales	$60,248	$64,285	$62,578	$57,830
Gross profit	$9,022	$11,623	$6,561	$4,584
Operating Income / (Loss)	$(1,961)	$505	$(15,190)	$(10,075)
Net Earnings / (Loss)	$(11)	$802	$(16,215)	$(4,262)

Net Earnings / (Loss) per share:
Basic	$(.00)	$.03	$(.61)	$(.16)
Diluted	(.00)	.03	(.61)	(.16)
Common stock prices:
High	$9.52	$7.67	$8.20	$6.86
Low	7.07	6.31	4.39	4.53

	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006

Net sales	$50,872	$60,765	$66,400	$60,341
Gross profit	$11,494	$13,805	$13,452	$9,974
Operating income	$2,456	$2,627	$2,696	$78
Net Earnings	$1,984	$2,536	$6,234	$(8,704)

Net Earnings per share:
Basic	$.08	$.10	$.24	$(.34)
Diluted	.07	.09	.23	(.32)
Common stock prices:
High	$12.10	$11.99	$10.36	$10.27
Low	10.29	9.49	8.56	8.42

FLANDERS CORPORATION
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM
ON SCHEDULE

Board of Directors
Flanders Corporation

In connection with our audits of the consolidated financial statements of Flanders Corporation and Subsidiaries referred to in our report dated February 22, 2008, which is included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2007 we have also audited Schedule II for each of the three years in the period ended December 31, 2007. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Pender Newkirk & Company, LLP

Pender Newkirk & Company, LLC
Certified Public Accountants
Tampa, Florida
March 12, 2008

FLANDERS CORPORATION AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005

		Additions

	Balance at Beginning of Period	Charged to Cost and Expense	Deductions		Balance at End of Period

For the year ended December 31, 2007
Allowance for doubtful accounts	$4,313	$10,638	$(11,288	)(1)	$3,663
Allowance for inventory	1,623	3,133	(1,897)		2,859

Total	$5,936	$13,771	$(13,185)		$6,522

For the year ended December 31, 2006
Allowance for doubtful accounts	$4,018	$3,063	$(2,768	)(1)	$4,313
Allowance for inventory	1,477	146	—		1,623

Total	$5,495	$3,209	$(2,768)		$5,936

For the year ended December 31, 2005
Allowance for doubtful accounts	$3,300	$2,094	$(1,376	)(1)	$4,018
Allowance for inventory	1,392	85	—		1,477

Total	$4,692	$2,179	$(1,376)		$5,495

(1)	Uncollected receivables written-off, net of recoveries.