Form 10-Q
period 2008-03-31
FLANDERS CORP
filed 2008-05-02
CIK 799526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

YES √ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	Accelerated filer √	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES NO √

The number of shares outstanding of the registrant’s common stock, as of March 31, 2008 was 25,726,673.

FLANDERS CORPORATION
FORM 10-Q
FOR QUARTER ENDED March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	March 31, 2008	December 31, 2007

	(unaudited)
Current assets
Cash and cash equivalents	$922	$498
Receivables:
Trade, less allowance:
3/31/2008 $3,046; 12/31/2007 $3,663	37,274	49,094
Other	1,179	1,260
Inventories	49,692	47,236
Deferred taxes	3,775	4,197
Income Taxes	7,468	8,549
Other current assets	3,164	2,672

Total current assets	103,474	113,506
Property and equipment, less accumulated depreciation: 3/31/2008 $55,537; 12/31/2007 $54,232	61,701	61,468
Intangible assets, less accumulated amortization: 3/31/2008
$935; 12/31/2007 $903	3,251	3,872
Other assets	6,038	4,709

	$174,464	$183,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$2,768	$2,736
Accounts payable	28,583	30,046
Accrued expenses	15,966	24,593
Other Current Liabilities	5,880	5,880

Total current liabilities	53,197	63,255

Long-term capital lease obligations, less current maturities	772	943
Long-term debt, less current maturities	27,661	28,669
Long-term liabilities, other	2,195	2,112
Deferred taxes	1,105	1,174
Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding:25,727 and 25,691 shares in March 31, 2008 and December 2007, respectively	26	26
Additional paid-in capital	87,195	87,305
Accumulated other comprehensive loss	(924)	(782)
Retained earnings	3,237	853

	89,534	87,402

	$174,464	$183,555

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2008	2007

Net sales	$49,194	$60,248
Cost of goods sold	40,470	51,226

Gross profit	8,724	9,022
Operating expenses	9,276	10,983

Operating loss	(552)	(1,961)

Nonoperating income (expense):
Other income	2,603	973
Interest expense	(633)	(626)

	1,970	347

Earnings (Losses) before income taxes and extraordinary item	1,418	(1,614)
Provision (Benefit) for income taxes	567	(641)

Income (Loss) before extraordinary item	851	(973)
Extraordinary gain on Fire (net of taxes)	1,533	962

Net Earnings (Loss)	$2,384	$(11)

Income (Loss) before extraordinary item Basic earnings per share	$0.03	$(0.04)
Extraordinary item	$0.06	$0.04

Net earnings (loss) per share	$0.09	$(0.00)

Income (Loss) before extraordinary item Diluted earnings per share	$0.03	$(0.04)
Extraordinary item	$0.06	$0.04

Net earnings (loss) per share	$0.09	$(0.00)

Weighted average common shares outstanding
Basic	25,723	26,408

Diluted	26,124	27,477

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance, January 1, 2007	$26	$90,872	$(7,441)	$(698)	$24,620	$107,379
Stock option award compensation		859				859
Accrued interest on notes receivable secured by common shares	–	–	(360)	–	–	(360)
Proceeds from notes receivable secured by common stock	–	–	2,355	–	–	2,355
Purchase and retirement of 826 shares of common stock	(1)	(4,327)	–	–	–	(4.328)
Issuance of 1,159 shares of common stock upon exercise of options	1	2,958	–	–	–	2,959
Common shares issued for satisfaction of trade accounts payable	–	1,454	–	–	–	1,454
Common shares received in lieu of Equity note receivable	–	(5,445)	5,446	–	–	1
Loss of controlling interest in affiliate	–	–	–	–	(4,080)	(4,080)
Tax Benefit from Stock Options	–	934	–	–		934
Comprehensive earnings Net earnings	–	–	–	–	(19,687)	(19,687)
Gain on cash flow hedges	–	–	–	(84)	–	(84)

Total Comprehensive earnings, net of tax						(19,771)

Balance, December 31, 2007	$26	$87,305	$(0)	$(782)	$853	$87,402
Accrued interest on notes receivable secured by common shares	–	–	–	–	–	–
Stock Option Award Compensation		115				115
Proceeds from notes receivable secured by common stock	–	–	–	–	–	–
Purchase and retirement of 83 shares of common stock	–	(551)	–	–	–	(551)
Issuance of 218 shares of common stock upon exercise of options	–	326	–	–	–	326
Comprehensive earnings Net earnings	–	–	–	–	2,384	2,384
Gain on cash flow hedges	–	–	–	(142)	–	(142)
Total Comprehensive earnings, net of tax						2,242

Balance, March 31, 2008	$26	$87,195	$(0)	$(924)	$3,237	$89,534

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash provided by operating activities	$3,650	$4,461

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal, net of cash disposed	(11)	-
Purchase of property and equipment	(2,045)	(2,231)
Proceeds from sale of property and equipment	3	455
Proceeds from insurance claim	-	3,000
(Increase) Decrease in notes receivables	-	(2)
(Increase) Decrease in other assets	199	(5)

Net cash provided by (used in) investing activities	(1,854)	1,217

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(145)	(814)
Net payments on revolving credit agreement	(1,002)	(4,345)
Purchase and Retirement of Common Stock	(281)	-
Proceeds from Sales of Common Stock	56	-

Net cash used in financing activities	(1,372)	(5,159)

Net increase in cash and cash equivalents	424	519
CASH AND CASH EQUIVALENTS
Beginning of period	498	568

End of period	$922	$1,087

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$51	$46

Interest	$564	$607

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Sale of equipment for note receivable	$83	$-

Cashless exercise of common stock (Net)	$(270)	$-

Offset of accrued expenses against trade accounts receivable	$7,211	$-

Stock issued in lieu of trade accounts payable	$-	$1,454

DISPOSAL OF COMPANIES
Working Capital surplus disposed, net of cash and cash equivalents disposed	466	-
Fair value of other assets disposed, principally property and equipment	119	-
Goodwill disposed	589	-
Minority interest	141	-

	$1,315	$-

Note A.	Nature of Business and Interim Financial Statements

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008.

Other comprehensive loss:

Other comprehensive (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of March 31, 2008, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2007	$(782)
Net change during the period related to cash flow hedges	(142)

Balance at March 31, 2008	$(924)

Accounts receivable:

The majority of the Company’s accounts receivables are due from large retail, wholesale, construction and other companies. Credit is extended based on evaluation of the customers’ financial condition. Accounts receivable terms are within normal time frames for the respective industries. The Company maintains allowances for doubtful accounts for estimated losses, which are reviewed regularly by management. The estimated losses are based on the aging of accounts receivable balances and historical write-off experience, net of recoveries. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Principles of consolidation:

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned. All intercompany transactions and balances are eliminated in consolidation.

Prior to February 1, 2008, Air Filter Sales and Service, Inc. was 39% owned by Flanders Corporation and 61% was owned by other shareholders unrelated to the Company or any of its officers and directors. As of February 1, 2008, Air Filter Sales and Service, Inc. ceased to be consolidated, due to the Stock Purchase Agreement dated February 1, 2008. The accompanying financial statements present the consolidated result including Air Filter Sales and Service, Inc. up until February 1, 2008 with all intercompany transactions eliminated. After that date the financial statements do not include the financial results of Air Filter Sales and Service, Inc. The revenues and expense of Air Filter Sales and Service, Inc. through February 1, 2008 were $254 and $216, respectively. The revenues and expense for the quarter ended March 31, 2007 were $731 and $714, respectively.

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133.” The tax affected fair market value of the interest rate swaps of $924 at March 31, 2008 is included in other comprehensive loss. This fair value was determined using level 1 inputs as defined in SFAS No. 157. The interest rate swap contracts expire in 2013 and 2015.

Revenue recognition:

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

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the quarters ended March 31, 2008 and 2007 were $1,280 and $1,007, respectively.

Impact of Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have adopted SFAS No. 157 on January 1, 2008. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial statements or condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 was effective for us in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on our financial statements or condition.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the three months ended March 31, 2008 and the year ended December 31, 2007:

		Stock Options	Exercise Price per Share		Weighted Average Exercise Price per Share

	Warrants		Warrants	Options	Warrants	Options

Outstanding at January 1, 2007	-	5,752	-	$1.50 - 11.72	-	$6.08
Granted	-	620	-	4.99 - 9.52	-	5.23
Exercised	-	(1,105)	-	1.50 - 5.21	-	2.55
Canceled or expired	-	(2,000)	-	7.50 - 11.10	-	8.68

Outstanding at December 31, 2007	-	3,267	-	1.74 - 11.72	-	5.53
Granted	-	11	-	5.71 - 5.71	-	5.71
Exercised	-	(118)	-	1.74 - 5.21	-	2.76
Canceled or expired	-	(265)	-	3.93 - 11.72	-	9.23

Outstanding at March 31, 2008	-	2,895	-	2.50 - 11.72	-	$5.30

Exercisable at March 31, 2008	-	2,520	-	2.50 - 11.72	-	$5.34

The options expire at various dates ranging from August 2008 through December 2017.

Share-Based Compensation

As of March 31, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $1,031.

The following table represents our non-vested stock option activity for the three months ended March 31, 2008:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested options - December 31, 2007	400	$4.99

Granted	-	$-
Vested	(25)	$(4.99)
Forfeited	-	$-

Nonvested options - March 31, 2008	375	$-

The aggregate intrinsic value of options outstanding at March 31, 2008, based on the Company’s closing stock price of $6.09 as of the last business day of the period ended March 31, 2008, which would have been received by the optionees had all options been exercised on that date was $4,343. The aggregate intrinsic value of options exercisable at March 31, 2008, based on the Company’s closing stock price of $6.09 as of the last business day of the period ended March 31, 2008, which would have been received by the optionees had all options exercisable been exercised on that date was $3,931. The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 was $402. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Options on 1,180 shares of common stock were not included in computing diluted EPS for the quarter period ended March 31, 2008, because their effects were anti-dilutive.

Note B.	Inventories

Inventories consist of the following at March 31, 2008 and December 31, 2007:

	3/31/2008	12/31/2007

Finished goods	$28,294	$27,209
Work in progress	3,107	3,254
Raw materials	20,624	19,631

	52,025	50,094
Less allowances	2,333	2,858

	$49,692	$47,236

Note C.	Pledged Assets and Debt

As of March 31, 2008 the Company’s total obligations to Bank of America were approximately $15,016. All obligations to Bank of America mature in October 2009. The Company is in compliance with its debt covenants on all notes as of March 31, 2008.

Note D.	Extraordinary Loss on Fire

In April 2006, a manufacturing facility in Texas was destroyed by fire and in June of 2006, another manufacturing facility was damaged by flood. In July 2007 another manufacturing facility in Florida was destroyed by fire. The extraordinary gain of $1,533 was calculated as the gain on the costs that were attributable to these natural disasters ($975) that were less than the insurance proceeds ($3,529), net of taxes of $1,021. This extraordinary item will be subject to change as the insurance claims process progresses for the claim.

Note E.	Income Taxes

The IRS is currently examining the Company’s federal income tax returns of 2002, 2003, 2004, 2005, and 2006. To date the IRS has not proposed any material adjustments for the 2004 through 2006, however, for the 2002 and 2003 examination, the IRS has proposed certain changes, resulting in additional liabilities due. The Company has submitted a petition to the IRS for a redetermination of the changes with the U.S. Tax Court. These liabilities have been included in the Company’s FIN 48 liability which is included in other current liabilities.

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

Note G.	Subsequent Events

Bartow Fire Settlement

On April 29, 2008, the Company received a check in the amount of $12 million representing the final payment in full settlement of the Bartow fire claim.

Sale of Clarkton Media

On April 30, 2008, the Company sold its Clarkton Media plant for approximately $9.7 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 31, 2007. The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors, including those discussed below under “Factors That May Affect Future Results” and “Outlook” could cause actual results to differ materially from those contained in the forward-looking statements below.

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

Critical Accounting Policies

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, and valuations of investments, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. In the ordinary course of accounting for items such as allowance for doubtful accounts, inventory valuation, and other items mentioned above, we make changes in estimates as appropriate in the circumstances. Such changes and refinements in estimation methodologies are reflected in report results of operations and, if material, the approximate effects of changes in estimates are disclosed in the Notes to our Consolidated Financial Statements. We believe that the following critical accounting policies reflect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

Results of Operations for Three Months Ended March 31, 2008 Compared to March 31, 2007

The following table summarizes our results of operations as a percentage of net sales for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,

	2008		2007

Net sales	$49,194	100.0%	$60,248	100.0%
Gross profit	8,724	17.7	9,022	15.0
Operating expenses	9,276	18.9	10,983	18.2
Operating loss	(552)	(1.1)	(1,961)	(3.3)
Nonoperating income (expense)	1,970	4.0	347	0.6
Provision (Benefit) for income taxes	567	1.2	(641)	(1.1)
Extraordinary gain on Fire and Flood (net of taxes)	1,533	3.1	962	1.6
Net earnings (loss)	2,384	4.8	(11)	(0.0)

Net sales: Net sales for the first quarter of 2008 decreased by $11,054, or 18.3%, to $49,194 from $60,248 for the first quarter of 2007. Sales were down during the first quarter of 2008 compared to the first quarter of 2007 due to the release of our EnergyAire and nested products during the first quarter of 2007 as well as a general downturn in the economy. Additionally, our ability to produce enough product and ship to our customers was negatively impacted by the fire which destroyed our Florida manufacturing facility in 2007.

Gross Profit: Gross profit for the first quarter of 2008 increased by $298, or 3.3%, to $8,724, which represented 17.7% of net sales, from $9,022, which represented 15% of net sales, for the first quarter of 2007. The Company continued to evaluate cost saving measures and consolidated certain locations which resulted in cost savings. Additionally there were certain direct sales offices that were sold which contributed to better margins during the first quarter of 2008.

Operating expenses: Operating expenses for the first quarter of 2008 decreased by $1,707, or 15.5%, to $9,276, representing 18.9% of net sales, from $10,983, representing 18.2% of net sales, for the first quarter of 2007. The increase in operating expenses as a percentage of sales is up slightly from 18.2% as of the first quarter 2007 to 18.9% as of the first quarter 2008 due mainly to increased fuel costs and settlement of certain workers compensation claims.

Nonoperating income (expense): Net nonoperating income (expense) for the first quarter of 2008 increased by $1,623, to $1,970 representing 4.0% of net sales, from $347, representing 0.6 % of net sales, for the first quarter of 2007 due to the Company settling trade accounts payable with Superior Diecutting, Inc. for less than what was owed combined with the sale of two direct offices for a gain.

Provision for income taxes: The IRS is currently examining the Company’s federal income tax returns of 2004, 2005, and 2006. To date the IRS has not proposed any material adjustments for the 2004 through 2006. For the 2002 and 2003 examination, the IRS has proposed certain changes, resulting in additional liabilities due. The Company has submitted a petition for a redetermination of the changes with the U.S. Tax Court. Our provision for the three months of 2008 and 2007 were a blended state and federal rate of approximately 40% of pretax earnings and losses.

Extraordinary gain on Fire (net of taxes): The extraordinary gain of $1,533 was calculated as the gain on the costs that were attributable to these natural disasters ($975) that were less than the insurance proceeds ($3,529), net of taxes of $1,021.

Liquidity and Capital Resources

Our working capital was approximately $50,277 at March 31, 2008, compared to approximately $50,251 at December 31, 2007. This includes cash and cash equivalents of $922, at March 31, 2008 and $498 at December 31, 2007.

Our trade receivables decreased $11,820, or 24.1% to $37,274 at March 31, 2008, from $49,094 at December 31, 2007. Receivable levels decreased during the first quarter due to offsetting an accrued rebate expense for one of our large customers against the open trade receivables from that same customer. Additionally, the sales decrease during the first quarter of 2008 has resulted in a reduced trade receivables balance. Trade receivables are typically higher during the second and third quarters due to higher sales volume however, our sales volume typically decreases during the fourth and first quarters. This typical swing in trade receivables was impacted by the transactions discussed above.

Inventories increased $2,457, or 5.2%, to $49,692 at March 31, 2008 from $47,236 at December 31, 2007. The increase in inventory was primarily due to the increase in the reserve estimate for bad inventory during the fourth quarter of 2007 offset by the Company typically carrying higher inventory levels at year end due to delayed orders and lower sales volume than expected at the end of the previous year.

Our continuing operations provided $3,650 and $4,461 of cash during the first quarter of 2008 and 2007, respectively. The decrease in cash flows from operating activities was primarily due to an increase in inventory levels offset by a decrease in accrued expenses.

Our financing activities consumed $1,372 of cash during the first quarter of 2008, primarily consisting of payments on the line of credit and payments on other long term borrowings from the cash generated from the Company’s operating activities. Our investing activities consumed $1,854 of cash during the first quarter of 2008, primarily due to purchase of property and equipment.

Our current revolving credit agreement with a bank provides a maximum line of credit of $36 million (subject to availability) and bears interest at either (i) LIBOR plus between 1.75% and 2.25%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the bank’s base rate, plus between 0% and .5%, dependent on the Company’s fixed charge coverage during the prior twelve months. Up to $11 million of this credit facility may be used to issue letters of credit. The revolving credit agreement is part of a combined facility with a bank that also includes an $11 million facility to guarantee letters of credit. The line of credit is due in 2009. The combined facility is collateralized by substantially all of the Company’s assets, is guaranteed by the Company’s majority stockholder and restricts capital expenditures, payment of dividends and share repurchases. As of March 31, 2008 the Company is in compliance with its financial covenants.

In connection with the working capital credit facility and notes payable to a regional development authority and bank, the Company and its majority owned subsidiaries have agreed to certain restrictive covenants which include, among other things, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio, minimum tangible net worth, a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio. As of March 31, 2008 the financial covenants of the Company have are in compliance.

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

Outlook

Global Containment Systems, Inc. (GCS), which manufactures critical environments for the nuclear, pharmaceutical and semi conductor industries, was rolled into Charcoal Services Corporation, Inc., a wholly-owned subsidiary of Flanders Corporation during the first quarter of 2008. Our expansion related to these industries is currently on hold until demand for these critical products exceeds our current capacity.

Additionally, during the first quarter of 2008, the Company closed down Flanders Complete Service Division (Flanders CSD), an air filtration service provider. Flanders CSD offered weekly, monthly and quarterly service contracts for clean room and glove box certification; commercial, industrial, retail and residential surveys; and complete filtration management.

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

The Company has secured a contract with Lowe’s to sell its fiberglass and pleat filters. The Company will begin shipping this account in May 2008.

This Outlook section, and other portions of this Form 10-Q, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Factors That May Affect Future Results” in our Form 10-K for 2007 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2007 Annual Report and in this Form 10-Q as well as:

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

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at March 31, 2008 was approximately $31,201. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at March 31, 2008. Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. The tax effected fair market value of the interest rate swap of $924 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operations of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective such that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2008, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are a party to various legal proceedings incidental to our business. None of the current proceedings in which we are involved are material to our business, operations or financial condition.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Factors That May Affect Future Results” in our Form 10-K for 2007 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2007 Annual Report and in this Form 10-Q.

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

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 2,895,000 shares of common stock to various parties with exercise prices ranging from $2.50 to $11.72 per share. The majority of these options are currently exercisable. Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

Fire disruptions may adversely affect our business

Our raw materials and manufacturing process involves a risk of fire loss or disruption. We have recently experienced two fires. In April 2006, a manufacturing facility in Texas was destroyed by fire. In July 2007, a manufacturing facility in Bartow, Florida was destroyed by fire. To date we have been able to mitigate the effects of fires and floods by transferring manufacturing, warehousing and shipping to other facilities. Our management has advised us that to date we have been insured against the losses caused by such fires. Although we intend to increase security and increase fire protection equipment at our facilities, another major fire could occur and materially affect our operations. Furthermore, there is no assurance that we will be able to maintain business interruption, loss of income and physical damage insurance in sufficient amounts to fully recoup losses caused by fire or other natural disasters. It is an event of default under our credit facility with Bank of America if we are not fully insured for any loss, theft, damage or destruction to our assets, subject to agreeable insurance deductibles, that exceeds $200.

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

We are the lessee under a series of six (6) real estate operating leases for approximately 1,006,000 square feet of warehousing, shipping and manufacturing facilities, expiring in 2025, 2026 or 2027 with Wal-Pat II, LLC (“Wal-Pat”), an entity owned by Robert R. Amerson. Mr. Amerson is our CEO and Chairman of our Board of Directors and beneficially owned approximately 29.6% of our outstanding common shares as of December 31, 2007.

Our aggregate monthly base lease payment obligation to Wal-Pat is approximately $221. Our total remaining aggregate obligation under the Wal-Pat operating leases is approximately $47,859. These amounts exclude any obligations for payment of real estate taxes and repairs and maintenance, which are our responsibility as the lessee.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds –

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Jan 1 – Jan 31, 2008	—	—	—	1,397,346

Feb 1 – Feb 29, 2008	41,881	6.70	41,881	1,355,465

Mar 1 – Mar 31, 2008	—	—	—	1,355,465

Total	—	—	—	1,355,465

* The Plan announced September 22, 2000 authorized the repurchase of up to 2 million shares of common stock. This table excludes the repurchase of 2,959 shares during the first quarter related to cashless exercise of options.

Item 3.	Defaults Upon Senior Securities - None.

Item 4.	Submission of Matters to a Vote of Security Holders - None.

Item 5.	Other Information – Subsequent Events

Bartow Fire Settlement

On April 29, 2008, the Company received a check in the amount of $12 million representing the final payment in full settlement of the Bartow fire claim.

Sale of Clarkton Media

On April 30, 2008, the Company sold its Clarkton Media plant for approximately $9.7 million.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation for Flanders Corporation, filed with Form 8-A dated March 8, 1996, incorporated herein by reference.
3.2	Bylaws of Flanders Corporation, filed with Form 8-A dated March 8, 1996, incorporated herein by reference.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
99.1	Separation Agreement and Mutual Release with Steve Clark effective September 30, 2007 (see Form 8-K filed on October 5, 2007).

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 2nd day of May, 2008.

FLANDERS CORPORATION

By:	/s/ Robert Amerson

Robert Amerson
Chief Executive Officer

By:	/s/ Cully Bohush

Cully Bohush
Chief Accounting Officer/Principal Accounting Officer