Form 10-Q
period 2008-06-30
FLANDERS CORP
filed 2008-08-01
CIK 799526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission File Number 000-27958

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

The number of shares outstanding of the registrant’s common stock, as of June 30, 2008 was 25,724,074.

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED June 30, 2008

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

ASSETS	June 30, 2008	December 31, 2007
	(unaudited)
Current assets
Cash and cash equivalents	$349	$498
Receivables:
Trade, less allowance:
6/30/2008 $2,857; 12/31/2007 $3,663	47,217	49,094
Other	325	1,260
Inventories	46,754	47,236
Deferred taxes	3,403	4,197
Income Taxes	3,858	8,549
Other current assets	3,419	2,672
Total current assets	105,325	113,506
Property and equipment, less accumulated depreciation: 6/30/2008 $56,307; 12/31/2007 $54,232	54,541	61,468
Intangible assets, less accumulated amortization: 6/30/2008 $967; 12/31/2007 $903	3,219	3,872
Notes Receivable	14,587	3,529
Other assets	1,151	1,180
	$178,823	$183,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$2,726	$2,736
Accounts payable	24,605	30,046
Accrued expenses	17,100	24,593
Other Current Liabilities	5,879	5,880
Total current liabilities	50,310	63,255

Long-term capital lease obligations, less current maturities	602	943
Long-term debt, less current maturities	28,241	28,669
Long-term liabilities, other	1,888	2,112
Deferred taxes	1,168	1,174
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 25,724 and 25,691 shares at June 30, 2008 and December 31, 2007, respectively	26	26
Additional paid-in capital	87,201	87,305
Accumulated other comprehensive loss	(732)	(782)
Retained earnings	10,119	853
	96,614	87,402
	$178,823	$183,555

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$57,269	$64,285	$106,463	$124,533
Cost of goods sold	48,773	52,662	89,243	103,888
Gross profit	8,496	11,623	17,220	20,645
Operating expenses	9,313	11,118	18,589	22,101

Operating income (loss)	(817)	505	(1,369)	(1,456)
Nonoperating income (expense):
Other income, net	1,442	631	4,045	1,604
Interest expense	(492)	(643)	(1,125)	(1,269)
	950	(12)	2,920	335

Earnings (Losses) before income taxes and extraordinary item	133	493	1,551	(1,121)
Provision (Benefit) for income taxes	53	193	620	(448)
Income (Loss) before extraordinary item	80	300	931	(673)
Extraordinary gain on Fire (net of taxes)	6,802	502	8,335	1,464
Net earnings	$6,882	$802	$9,266	$791

Income (Loss) before extraordinary item Basic earnings per share	$0.00	$0.01	$0.04	$(0.03)
Extraordinary item	$0.27	$0.02	$0.32	$0.06
Net earnings per share	$0.27	$0.03	$0.36	$0.03

Income (Loss) before extraordinary item Diluted earnings per share	$0.00	$0.01	$0.03	$(0.02)
Extraordinary item	$0.26	$0.02	$0.32	$0.05
Net earnings per share	$0.26	$0.03	$0.35	$0.03

Weighted average common shares outstanding
Basic	25,725	26,743	25,724	26,501
Diluted	26,203	27,585	26,185	27,343

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 1, 2007	$26	$90,872	$(7,441)	$(698)	$24,620	$107,379
Stock option award compensation		859				859
Accrued interest on notes receivable secured by common shares	—	—	(360)	—	—	(360)
Proceeds from notes receivable secured by common stock	—	—	2,355	—	—	2,355
Purchase and retirement of 826 shares of common stock	(1)	(4,327)	—	—	—	(4.328)
Issuance of 1,159 shares of common stock upon exercise of options	1	2,958	—	—	—	2,959
Common shares issued for satisfaction of trade accounts payable	—	1,454	—	—	—	1,454
Common shares received in lieu of Equity note receivable	—	(5,445)	5,446	—	—	1
Loss of controlling interest in affiliate	—	—	—	—	(4,080)	(4,080)
Tax Benefit from Stock Options	—	934	—	—		934
Comprehensive earnings
Net earnings	—	—	—	—	(19,687)	(19,687)
Gain on cash flow hedges	—	—	—	(84)	—	(84)
Total Comprehensive earnings, net of tax						(19,771)
Balance, December 31, 2007	$26	$87,305	$(0)	$(782)	$853	$87,402
Accrued interest on notes receivable secured by common shares	—	—	—	—	—	—
Stock Option Award Compensation		175				175
Proceeds from notes receivable secured by common stock	—	—	—	—	—	—
Purchase and retirement of 106 shares of common stock	—	(705)	—	—	—	(705)
Issuance of 138 shares of common stock upon exercise of options	—	426	—	—	—	426
Comprehensive earnings
Net earnings	—	—	—	—	9,266	9,266
Loss on cash flow hedges	—	—	—	50	—	50
Total Comprehensive earnings, net of tax						9,316
Balance, June 30, 2008	$26	$87,201	$(0)	$(732)	$10,119	$96,614

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$1,818	$3,710	$5,468	$8,171
CASH FLOWS FROM INVESTING ACTIVITIES
Disposal, net of cash acquired	—	—	(11)	—
Purchase of property and equipment	(3,192)	(1,069)	(5,237)	(3,300)
Proceeds from sale of property and equipment	7	19	10	474
Proceeds from insurance claim	—	—	—	3,000
Increase in notes receivables	—	(7)	—	(9)
Decrease in other assets	479	169	678	164
Net cash provided by (used in) investing activities	(2,706)	(888)	(4,560)	329
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(228)	(810)	(373)	(1,624)
Net (payments on) proceeds from revolving credit agreement	596	(1,677)	(406)	(6,022)
Purchase and Retirement of Common Stock	(53)	—	(334)	—
Proceeds from Sales of Common Stock	—	—	56	—
Net cash provided by (used in) financing activities	315	(2,487)	(1,057)	(7,646)
Net increase in cash and cash equivalents	(573)	335	(149)	854
CASH AND CASH EQUIVALENTS
Beginning of period	922	1,087	498	568
End of period	$349	$1,422	$349	$1,422
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$743	$40	$793	$86
Interest	$558	$614	$1,122	$1,221

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Sale of equipment for note receivable	$332	$—	$415	$—
Note receivable in lieu of account receivable trade	$677	$—	$677	$—
Cashless exercise of common stock (Net)	$(100)	$—	$(370)	$—
Offset of accrued expenses against other receivables	$900	$—	$900	$—
Offset of accrued expenses against trade accounts receivable	$1,614	$—	$8,825	$1,454
DISPOSAL OF COMPANIES
Working Capital surplus disposed, net of cash and cash equivalents disposed	959	—	1,425	—
Fair value of other assets disposed, principally property and equipment	8,518	—	8,637	—
Goodwill disposed	—	—	589	—
Minority interest	—	—	141	—
	$9,477	$—	$10,792	$—

Notes to Consolidated Condensed Financial Statements (unaudited)

Note A.	Nature of Business and Interim Financial Statements

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the six months ended June 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008.

Other comprehensive loss:

Other comprehensive (loss) is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of June 30, 2008, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2007	$(782)
Net change during the period related to cash flow hedges	50
Balance at June 30, 2008	$(732)

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

Prior to February 1, 2008, Air Filter Sales and Service, Inc. was 39% owned by Flanders Corporation and 61% was owned by other shareholders unrelated to the Company or any of its officers and directors. As of February 1, 2008, Air Filter Sales and Service, Inc. ceased to be consolidated, due to the Stock Purchase Agreement dated February 1, 2008. The accompanying financial statements present the consolidated result including Air Filter Sales and Service, Inc. up until February 1, 2008 with all intercompany transactions eliminated. After that date the financial statements do not include the financial results of Air Filter Sales and Service, Inc. The revenues and expense of Air Filter Sales and Service, Inc. through February 1, 2008 were $254 and $216, respectively. The revenues and expense for the quarter ended June 30, 2007 were $684 and $692, respectively.

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133.” The tax affected fair market value of the interest rate swaps of $732 at June 30, 2008 is included in other comprehensive loss. This fair value was determined using level 1 inputs as defined in SFAS No. 157. The interest rate swap contracts expire in 2013 and 2015.

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

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the quarters ended June 30, 2008 and 2007 were $1,371 and $1,229, respectively.

Reclassifications:

Certain reclassifications to the 2007 financial information have been made to conform to the 2008 presentation of the consolidated condensed balance sheet.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities — Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 was effective for us in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on our financial statements or condition.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) is intended to improve, simplify, and converge internationally the accounting for business combinations. Under SFAS 141(R), an acquiring entity in a business combination must recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquired entity at the acquisition date fair values, with limited exceptions. In addition, SFAS 141(R) requires the acquirer to disclose all information that investors and other users need to evaluate and understand the nature and financial impact of the business combination. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, Flanders Corporation will record and disclose business combinations under the revised standard beginning January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) 51”, (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Flanders Corporation does not expect the adoption of SFAS 160 to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Flanders Corporation does not expect the adoption of SFAS 161 to have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Flanders Corporation does not expect the adoption of SFAS 162 to have a material impact on its financial statements.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the six months ended June 30, 2008 and the year ended December 31, 2007:

	Warrants	Stock Options	Exercise Price per Share		Weighted Average Exercise Price per Share
			Warrants	Options	Warrants	Options
Outstanding at January 1, 2007	—	5,752	—	$1.50 – 11.72	—	$6.08
Granted	—	620	—	4.99 – 9.52	—	5.23
Exercised	—	(1,105)	—	1.50 – 5.21	—	2.55
Canceled or expired	—	(2,000)	—	7.50 – 11.10	—	8.68
Outstanding at December 31, 2007	—	3,267	—	1.74 – 11.72	—	5.53
Granted	—	11	—	5.71 – 5.71	—	5.71
Exercised	—	(138)	—	1.74 – 5.21	—	3.09
Canceled or expired	—	(265)	—	3.93 – 11.72	—	9.23
Outstanding at June 30, 2008	—	2,875	—	2.50 – 11.72	—	$5.30
Exercisable at June 30, 2008	—	2,525	—	2.50 – 11.72	—	$5.34

The options expire at various dates ranging from August 2008 through December 2017.

Share-Based Compensation

As of June 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $953.

The following table represents our non-vested stock option activity for the six months ended June 30, 2008:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested options – December 31, 2007	400	$4.99

Granted	—	$—
Vested	(50)	$(4.99)
Forfeited	—	$—

Nonvested options - June 30, 2008	350	$—

The aggregate intrinsic value of options outstanding at June 30, 2008, based on the Company’s closing stock price of $6.05 as of the last business day of the period ended June 30, 2008, which would have been received by the optionees had all options been exercised on that date was $4,254. The aggregate intrinsic value of options exercisable at June 30, 2008, based on the Company’s closing stock price of $6.05 as of the last business day of the period ended June 30, 2008, which would have been received by the optionees had all options exercisable been exercised on that date was $3,883. The aggregate intrinsic value of options exercised during the six months ended June 30, 2008 was $439. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Options on 1,180 shares of common stock were not included in computing diluted EPS for the quarter period ended June 30, 2008, because their effects were anti-dilutive.

Note B.	Inventories

Inventories consist of the following at June 30, 2008 and December 31, 2007:

	6/30/2008	12/31/2007

Finished goods	$23,146	$27,209
Work in progress	3,803	3,254
Raw materials	20,723	19,631
	47,672	50,094
Less allowances	918	2,858
	$46,754	$47,236

Note C.	Pledged Assets and Debt

As of June 30, 2008 the Company’s total obligations to Bank of America were approximately $15,613. During July 2008, the Company entered into an amendment to the credit facility with its bank. The new current revolving credit agreement with the bank provides a maximum line of credit of $36 million (subject to availability) and bears interest at either (i) LIBOR plus between 1.75% and 2.25%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the bank’s base rate, plus between 0% and .5%, dependent on the Company’s fixed charge coverage during the prior twelve months. Up to $12 million of this credit facility may be used to issue letters of credit. The revolving credit agreement is part of a combined facility with a bank that also includes a $12 million facility to guarantee letters of credit. The line of credit is due in 2011. The combined facility is collateralized by substantially all of the Company’s assets and restricts capital expenditures, payment of dividends and share repurchases. As of June 30, 2008 the Company is in compliance with its financial covenants.

Note D.	Extraordinary Loss on Fire

In April 2006, a manufacturing facility in Texas was destroyed by fire and in June of 2006, another manufacturing facility was damaged by flood. In July 2007 another manufacturing facility in Florida was destroyed by fire. The extraordinary gain of $8,335 was calculated as the gain on the costs that were attributable to these natural disasters ($1,587) that were less than the insurance proceeds ($15,479), net of taxes of $5,557.

Note E.	Income Taxes

The IRS is currently examining the Company’s federal income tax returns of 2002, 2003, 2004, 2005, and 2006. To date the IRS has proposed certain changes for the 2002, 2003, 2004, 2005, and 2006 examinations, resulting in additional liabilities due. The Company has submitted a petition to the IRS for a redetermination of the changes with the U.S. Tax Court. These liabilities have been included in the Company’s FIN 48 liability which is included in other current liabilities.

Note F.	Litigation

From time to time, the Company is a party to various legal proceedings incidental to our business. None of these proceedings are material to our business, operations or financial condition.

In the opinion of management, although the outcome of any legal proceeding cannot be predicted with certainty, the ultimate liability of the Company in connection with its legal proceedings will not have a material adverse effect on the Company’s financial position, but could be material to the results of operations in any one future accounting period.

Note G.	Sale of Media Facility

Flanders Corporation closed on an Asset Purchase Agreement effective April 30, 2008 and related documents for our media supply business located in Clarkton, North Carolina (“Media Supply Assets”). The closing of this transaction is part of Flanders’ focus of shedding verticality and making operations efficient and profitable.

The Media Supply Assets had a net book value of approximately $9,315. The Media Supply Assets sold consisted of the following:

•	Inventory	$804
•	Building Improvements	$1,835
•	Manufacturing Equipment	$6,654
•	Office Equipment/ Miscellaneous	$22

	Total	$9,315

The Media Supply Assets were sold to Superior Filters, LLC, an unrelated party.

In consideration for the sale of the Media Supply Assets, we received promissory notes in the face amount totaling $10,065. The majority of these promissory notes balances are secured by the Media Supply Assets. One promissory note has the term of 10 years, payable on a monthly basis, at a floating rate of interest tied to LIBOR plus 2.25% and the other promissory note has a term of 1 year, payable on a monthly basis, interest free.

In connection with the sale of the Media Supply Assets, Flanders and Superior Fibers, LLC entered into a Supply Agreement for fiberglass media and Ashrae media ordered by Flanders from Superior Fibers, LLC. The Supply Agreement provides that the prices to be paid by Flanders shall be competitive with the medium mean market pricing for the specified products. If the supplier rejects any purchase order on the basis that it cannot economically produce and supply such products, then Flanders has the right to purchase such products from other sources.

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

Overview

Flanders is a full-range air filtration product company engaged in designing, manufacturing and marketing high performance, mid-range and standard-grade air filtration products and related products and services. Our focus has evolved from expansion through acquisition to increasing the quality and efficiency of our high-volume replacement filtration products, and using these benefits to compete more effectively in the marketplace. We also design and manufacture much of our own production equipment.

Critical Accounting Policies

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, and valuations of investments, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience where applicable,and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. In the ordinary course of accounting for items such as allowance for doubtful accounts, inventory valuation, and other items mentioned above, we make changes in estimates as appropriate in the circumstances. Such changes and refinements in estimation methodologies are reflected in report results of operations and, if material, the approximate effects of changes in estimates are disclosed in the Notes to our Consolidated Financial Statements. We believe that the following critical accounting policies reflect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

Results of Operations for Three Months Ended June 30, 2008 Compared to June 30, 2007

The following table summarizes our results of operations as a percentage of net sales for the three months ended June 30, 2008 and 2007.

	Three Months Ended June 30,
	2008		2007

Net sales	$57,269	100.0%	$64,285	100.0%
Gross profit	8,496	14.8	11,623	18.1
Operating expenses	9,313	16.3	11,118	17.3
Operating income (loss)	(817)	(1.4)	505	0.8
Nonoperating income (expense)	950	1.7	(12)	(0.0)
Provision for income taxes	53	0.1	193	0.3
Extraordinary gain on Fire and Flood (net of taxes)	6,802	11.9	502	0.8
Net earnings (loss)	6,882	12.0	802	1.2

Net sales: Net sales for the second quarter of 2008 decreased by $7,016, or 10.9%, to $57,269 from $64,285 for the second quarter of 2007. Sales were down during the second quarter of 2008 compared to the second quarter of 2007 due to the release of our EnergyAire and nested products during the second quarter of 2007 as well as a general downturn in the economy. Additionally, our ability to produce enough product and ship to our customers was negatively impacted by the fire which destroyed our Florida manufacturing facility in 2007.

Gross Profit: Gross profit for the second quarter of 2008 decreased by $3,127, or 26.9%, to $8,496, which represented 14.8% of net sales, from $11,623, which represented 18.1% of net sales for the second quarter of 2007. Cost increases have continued due to inflation including increases in in-bound shipping costs due to increased fuel costs and raw material costs, especially in the cost of metal. Also, our media producing facility was producing for part of the period which contributed to lower margins. Additionally, the reduction of sales created certain manufacturing inefficiencies during the period. The manufacturing facilities increased their level of production later in the period which should help correct some of these inefficiencies in the near term.

Operating expenses: Operating expenses for the second quarter of 2008 decreased by $1,805, or 16.2%, to $9,313, representing 16.3% of net sales, from $11,118, representing 17.3% of net sales, for the second quarter of 2007. The decrease in operating expenses as a percentage of sales is primarily due to decreased royalty expenses, rent expenses and wage expenses. Royalty expenses are a function of sales of our Arm & Hammer product line. Rent expense decreased due to the sale of certain direct offices while wage expense decreased due to initiatives to reduce headcount.

Nonoperating income (expense): Net nonoperating income (expense) for the second quarter of 2008 increased by $962, to $950 representing 1.7% of net sales, from $(12), representing (0.0%) of net sales, for the second quarter of 2007 due to the Company selling a direct office and its media producing facility during the period.

Provision for income taxes:

The IRS is currently examining the Company’s federal income tax returns of 2002, 2003, 2004, 2005, and 2006. To date the IRS has proposed certain changes for the 2002, 2003, 2004, 2005, and 2006 examinations, resulting in additional liabilities due. The Company has submitted a petition to the IRS for a redetermination of the changes with the U.S. Tax Court. These liabilities have been included in the Company’s FIN 48 liability which is included in other current liabilities. Our provision for the six months of 2008 and 2007 were a blended state and federal rate of approximately 40% of pretax earnings and losses.

Extraordinary gain on Fire (net of taxes): The extraordinary gain of $6,802 was calculated as the gain on the costs that were attributable to these natural disasters ($612) that were less than the insurance proceeds ($11,950), net of taxes of $4,536.

Results of Operations for Six Months Ended June 30, 2008 Compared to June 30, 2007

The following table summarizes our results of operations as a percentage of net sales for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30,
	2008		2007

Net sales	$106,463	100.0%	$124,533	100.0%
Gross profit	17,220	16.2	20,645	16.6
Operating expenses	18,589	17.5	22,101	17.7
Operating loss	(1,369)	(1.3)	(1,456)	(1.2)
Nonoperating income	2,920	2.7	335	0.3
Provision (Benefit) for income taxes	620	0.6	(448)	(0.4)
Extraordinary gain on Fire and Flood (net of taxes)	8,335	7.8	1,464	1.2
Net earnings	9,266	8.7	791	0.6

Net sales: Net sales for the first half of 2008 decreased by $18,070, or 14.5%, to $106,463 from $124,533 for the first half of 2007. Sales growth decreased during the first half of 2008 due to the release of our EnergyAire and nested products during the second quarter of 2007 as well as a general downturn in the economy. Additionally, our ability to produce enough product and ship to our customers was negatively impacted by the fire which destroyed our Florida manufacturing facility in 2007.

Gross Profit: Gross profit for the first half of 2008 decreased by $3,425, or 16.6%, to $17,220, which represented 16.2% of net sales, from $20,645, which represented 16.6% of net sales, for the first half of 2007. Cost increases have continued due to inflation including increases in in-bound shipping costs due to increased fuel costs and raw material costs, especially in the cost of metal. Also, our media producing facility was producing for most of the period which contributed to lower margins. Additionally, the reduction of sales created certain manufacturing inefficiencies during the period. The manufacturing facilities increased their level of production later in the period which should help correct some of these inefficiencies in the near term.

Operating expenses: Operating expenses for the first half of 2008 decreased by $3,512, or 15.9%, to $18,589, representing 17.5% of net sales, from $22,101, representing 17.7% of net sales, for the first half of 2007. Operating expenses as a percentage of sales remained consistent, however, there was a decrease in operating expenses attributable to headcount reduction initiatives and rent expense due to the sale of certain direct offices.

Nonoperating income: Net nonoperating income for the first half of 2008 increased by $2,585, or 771.6%, to $2,920, representing 2.7% of net sales, from $335, representing .3% of net sales, for the first half of 2007. This increase was due to the Company settling trade accounts payable with Superior Diecutting, Inc. for less than what was owed combined with the sale of three direct offices and its media production facility.

Provision for income taxes:

The IRS is currently examining the Company’s federal income tax returns of 2002, 2003, 2004, 2005, and 2006. To date the IRS has proposed certain changes for the 2002, 2003, 2004, 2005, and 2006 examinations, resulting in additional liabilities due. The Company has submitted a petition to the IRS for a redetermination of the changes with the U.S. Tax Court. These liabilities have been included in the Company’s FIN 48 liability which is included in other current liabilities. Our provision for the six months of 2008 and 2007 were a blended state and federal rate of approximately 40% of pretax earnings and losses.

Extraordinary gain on Fire (net of taxes): The extraordinary gain of $8,335 was calculated as the gain on the costs that were attributable to these natural disasters ($1,587) that were less than the insurance proceeds ($15,479), net of taxes of $5,557.

Liquidity and Capital Resources

Our working capital was approximately $55,015 at June 30, 2008, compared to approximately $50,251 at December 31, 2007. This includes cash and cash equivalents of $349, at June 30, 2008 and $498 at December 31, 2007.

Our trade receivables decreased $1,877, or 3.8% to $47,217 at June 30, 2008, from $49,094 at December 31, 2007. Receivable levels decreased during the first six months. The sales decrease during the first half of 2008 has resulted in a reduced trade receivables balance. Trade receivables are typically higher during the second and third quarters due to higher sales volume; however, our sales volume typically decreases during the fourth and first quarters.

Inventories decreased $482, or 1.0%, to $46,754 at June 30, 2008 from $47,236 at December 31, 2007. The decrease in inventory was primarily due to the increase in the reserve estimate for bad inventory during the fourth quarter of 2007 offset by the Company typically carrying higher inventory levels at year end due to delayed orders and lower sales volume than expected at the end of the previous year.

Our continuing operations provided $1,818 and $3,710 of cash during the second quarter of 2008 and 2007, respectively. The decrease in cash flows from operating activities was primarily due to an increase in accounts receivable levels, deferred taxes, accrued expenses, and gain on sale of subsidiaries offset by a decrease in other assets and inventory levels.

Our financing activities generated $315 of cash during the second quarter of 2008, primarily consisting of proceeds on the line of credit, net of payments on other long term borrowings. Our investing activities consumed $2,706 of cash during the second quarter of 2008, primarily due to purchase of property and equipment.

During July 2008, we entered into an amendment to the credit facility with its bank. Our new current revolving credit agreement with the bank provides a maximum line of credit of $36 million (subject to availability) and bears interest at either (i) LIBOR plus between 1.75% and 2.25%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the bank’s base rate, plus between 0% and .5%, dependent on the Company’s fixed charge coverage during the prior twelve months. Up to $12 million of this credit facility may be used to issue letters of credit. The revolving credit agreement is part of a combined facility with a bank that also includes a $12 million facility to guarantee letters of credit. The line of credit is due in 2011. The combined facility is collateralized by substantially all of the Company’s assets and restricts capital expenditures, payment of dividends and share repurchases. As of June 30, 2008 the Company is in compliance with its financial covenants.

In connection with the working capital credit facility and notes payable to a regional development authority and bank, the Company and its majority owned subsidiaries have agreed to certain restrictive covenants which include, among other things, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio; a minimum tangible net worth; a maximum ratio of total liabilities to tangible net worth; a minimum fixed charge coverage ratio; and a minimum earnings before interest, taxes, depreciation and amortization amount. As of June 30, 2008 the financial covenants of the Company are in compliance with the credit facility.

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

Outlook

Global Containment Systems, Inc. (GCS), which manufactures critical environments for the nuclear and pharmaceutical industries, was rolled into Charcoal Services Corporation, Inc., a wholly-owned subsidiary of Flanders Corporation during the first quarter of 2008. Our expansion related to these industries is currently on hold until demand for these critical products exceeds our current capacity.

Additionally, during the first quarter of 2008, the Company closed down Flanders Complete Service Division (Flanders CSD), an air filtration service provider. Flanders CSD offered weekly, monthly and quarterly service contracts for commercial, industrial, retail and residential surveys; and complete filtration management.

We have adapted our bio-containment products for use as part of a system for hardening government buildings, commercial office complexes and public venues against airborne bio-weapons such as anthrax and smallpox. Any interest towards hardening these types of facilities against airborne bio-weapons could have a significant impact on our business.

Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during 2008, with most analysts pushing recovery for this sector out until 2009. We need to state that our sales to the Pharmaceutical Industry have been strong, since introducing several new cleanroom products.

A key to our success is the ability to capture additional market share among “big box” retailers like The Home Depot and Wal-Mart. We utilize our ability to service national accounts from regional distribution centers and our improved on-time delivery performance. We anticipate additional market gains among these types of retailers during the next two years and are introducing new products focused on their marketing and end-user requirements. Sales to these retail outlets, while seasonal, also tend to follow progress in the overall economy. Additional gains in market share in this market may not have a significant impact on revenues without some recovery in the overall U.S. economy. Additionally, significant revenue enhancement to these customers is largely dependent upon the success of the new products we are introducing to this marketplace.

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

Our most common products, in terms of both unit and dollar volume, are residential throw-away spun-glass and pleat filters. Any increase in consumer concern regarding air pollution, airborne pollens, allergens, and other residential airborne contaminants could result in replacement of some of these products with higher value products. Our higher value products include our NaturalAire® higher-efficiency filters for residential use, and our Arm&Hammer® co-branded product. Any such trend would have a beneficial effect on our business.

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

The Company has secured a contract with Lowe’s to sell its fiberglass and pleat filters and has begun shipping this account in May 2008.

The Company has reached an agreement with a software firm to purchase and install the latest version of ERP/LX. This Enterprise Resource Planning business software will provide a unified IT strategy starting with the database system and includes major applications that allow the engineer–to-order and repetitive manufacturing operations to merge to one IT platform. The structure of the database and system, selected as part of the IT strategy, will create a seamless link between all points of production, distribution, purchasing and service. ERP/LX will allow integration with a recently purchased 3D modeling application. This will enable engineering to automate the design and validation process while reducing engineering lead times and increasing engineering capacity. It will also provide us with a competitive edge by enabling us to supply value added solutions to engineering and consulting firms by providing them with 3D models of the products they purchase.

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

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at June 30, 2008 was approximately $31,569. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at June 30, 2008. Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. The tax effected fair market value of the interest rate swap of $732 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2008, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 2,875,000 shares of common stock to various parties with exercise prices ranging from $2.50 to $11.72 per share. The majority of these options are currently exercisable. Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

Covenants in our credit facilities could restrict our ability to borrow additional funds, which could impair the improvement and expansion of our operations

Certain covenants in our credit facility with Bank of America restrict the types and amounts of additional indebtedness that we may incur. In addition, the credit facility contains specific financial covenants. These restrictions could inhibit our ability to improve and expand our operations. Our credit facility with Bank of America matures in October 2011. There is no assurance that we will be able to maintain covenant compliance, negotiate extensions to this credit facility or find a replacement credit facility on comparable terms. We pledged substantially all of our assets as security for the Bank of America credit facility.

A significant amount of our leased physical facilities are owned by Mr. Amerson.

We are the lessee under a series of seven (7) real estate operating leases for approximately 1,066,000 square feet of warehousing, shipping and manufacturing facilities, expiring in 2025, 2026, 2027 or 2028 with Wal-Pat II, LLC (“Wal-Pat”), an entity owned by Robert R. Amerson. Mr. Amerson is our CEO and Chairman of our Board of Directors and beneficially owned approximately 29.6% of our outstanding common shares as of December 31, 2007.

Our aggregate monthly base lease payment obligation to Wal-Pat is approximately $245. Our total remaining aggregate obligation under the Wal-Pat operating leases is approximately $52,764. These amounts exclude any obligations for payment of real estate taxes and repairs and maintenance, which are our responsibility as the lessee.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr 1 – Apr 30, 2008	––	––	––	1,355,465
May 1 – May 31, 2008	8,000	6.70	8,000	1,347,465
Jun 1 – Jun 30, 2008	––	––	––	1,347,465
Total	––	––	––	1,347,465

* The Plan announced September 22, 2000 authorized the repurchase of up to 2 million shares of common stock. This table excludes the repurchase of 14,599 shares during the second quarter related to cashless exercise of options.

Item 3.	Defaults Upon Senior Securities – None.

Item 4.	Submission of Matters to a Vote of Security Holders – None.

Item 5.	Other Information – Completion of Disposition of Assets

Flanders Corporation closed on an Asset Purchase Agreement effective April 30, 2008 and related documents for our media supply business located in Clarkton, North Carolina (“Media Supply Assets”). The closing of this transaction is part of Flanders’ focus of shedding verticality and making operations efficient and profitable.

The Media Supply Assets had a net book value of approximately $9,315. The Media Supply Assets sold consisted of the following:

•	Inventory	$804
•	Building Improvements	$1,835
•	Manufacturing Equipment	$6,654
•	Office Equipment/ Miscellaneous	$22

	Total	$9,315

The Media Supply Assets were sold to Superior Filters, LLC, an unrelated party.

In consideration for the sale of the Media Supply Assets, we received promissory notes in the face amount totaling $10,065. The majority of these promissory notes balances are secured by the Media Supply Assets. One promissory note has the term of 10 years, payable on a monthly basis, at a floating rate of interest tied to LIBOR plus 2.25% and the other promissory note has a term of 1 year, payable on a monthly basis, interest free.

In connection with the sale of the Media Supply Assets, Flanders and Superior Fibers, LLC entered into a Supply Agreement for fiberglass media and Ashrae media ordered by Flanders from Superior Fibers, LLC. The Supply Agreement provides that the prices to be paid by Flanders shall be competitive with the medium mean market pricing for the specified products. If the supplier rejects any purchase order on the basis that it cannot economically produce and supply such products, then Flanders has the right to purchase such products from other sources.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Asset Purchase Agreement with Superior Media, LLC. (incorporated by reference to Form 8-K/A filed on June 20, 2008, amending Form 8-K filed on April 30, 2008).
99.2	Supply Agreement with Superior Media, LLC. (incorporated by reference to Form 8-K/A filed on June 20, 2008, amending Form 8-K filed on April 30, 2008).
99.3

Seventeeth Amendment to Loan and Security Agreement, dated July 15, 2008, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Bank of America (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 1st day of August, 2008.

FLANDERS CORPORATION

By:	/s/ Robert Amerson
Robert Amerson
Chief Executive Officer

By:	/s/ Cully Bohush
Cully Bohush
Chief Accounting Officer/Principal Accounting Officer