Form 10-Q
period 2008-09-30
FLANDERS CORP
filed 2008-10-30
CIK 799526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

          The number of shares outstanding of the registrant’s common stock, as of September 30, 2008 was 25,724,074.

FLANDERS CORPORATION
FORM 10-Q
FOR QUARTER ENDED September 30, 2008

Page
PART I - FINANCIAL INFORMATION

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for September 30, 2008 (unaudited) and December 31, 2007	3

Consolidated Condensed Statements of Operations (unaudited) for the Three and Nine months ended September 30, 2008 and 2007	4

Consolidated Condensed Statements of Stockholders’ Equity for the Nine months ended September 30, 2008 (unaudited) and the year ended December 31, 2007	5

Consolidated Condensed Statements of Cash Flows (unaudited) for the Three and Nine months ended September 30, 2008 and 2007	6

Notes to Consolidated Condensed Financial Statements (unaudited)	7

Item 2 -

Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 -

Quantitative and Qualitative Disclosures About Market Risk	17

Item 4 -

Controls and Procedures	18

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	18

Item 1A – Risk Factors	18

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3 – Defaults Upon Senior Securities	22

Item 4 - Submission of Matters to a Vote of Security Holders	22

Item 5 - Other Information	22

Item 6 - Exhibits	23

SIGNATURES	24

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

ASSETS	September 30, 2008	December 31, 2007

	(unaudited)
Current assets
Cash and cash equivalents	$798	$498
Receivables:
Trade, less allowance:
9/30/2008 $2,961; 12/31/2007 $3,663	46,522	49,094
Other	427	1,260
Inventories	48,149	47,236
Deferred taxes	3,213	4,197
Income Taxes	2,819	8,549
Other current assets	6,280	2,672

Total current assets	108,208	113,506
Property and equipment, less accumulated depreciation: 9/30/2008 $56,257; 12/31/2007 $54,232	54,704	61,468
Intangible assets, less accumulated amortization: 9/30/2008 $999; 12/31/2007 $903	3,188	3,872
Notes Receivable	14,394	3,529
Other assets	1,184	1,180

	$181,678	$183,555

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt and capital lease obligations	$1,150	$2,736
Accounts payable	24,622	30,046
Accrued expenses	15,850	24,593
Other Current Liabilities	5,880	5,880

Total current liabilities	47,502	63,255

Long-term capital lease obligations, less current maturities	742	943
Long-term debt, less current maturities	32,096	28,669
Long-term liabilities, other	3,341	2,112
Deferred taxes	495	1,174
Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding:25,724 and 25,691 shares at September 30, 2008 and December 31, 2007, respectively	26	26
Additional paid-in capital	87,202	87,305
Accumulated other comprehensive loss	(739)	(782)
Retained earnings	11,013	853

	97,502	87,402

	$181,678	$183,555

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Net sales	$61,070	$62,578	$167,533	$187,111
Cost of goods sold	50,252	56,017	139,495	159,905

Gross profit	10,818	6,561	28,038	27,206
Operating expenses	9,418	24,214	28,007	46,315

Operating income (loss)	1,400	(17,653)	31	(19,109)

Nonoperating income (expense):
Other income (expense), net	588	(802)	4,633	802
Interest expense	(498)	(743)	(1,623)	(2,012)

	90	(1,545)	3,010	(1,210)

Earnings (Losses) before income taxes and extraordinary item	1,490	(19,198)	3,041	(20,319)
Provision (Benefit) for income taxes	596	(7,680)	1,216	(8,128)

Income (Loss) before extraordinary item	894	(11,518)	1,825	(12,191)
Extraordinary gain (loss) on Fire (net of taxes)	—	(4,697)	8,335	(3,233)

Net earnings (loss)	$894	$(16,215)	$10,160	$(15,424)

Income (Loss) before extraordinary item Basic earnings per share	$0.03	$(0.43)	$0.07	$(0.46)
Extraordinary item	$—	$(0.18)	$0.32	$(0.12)

Net earnings (loss) per share	$0.03	$(0.61)	$0.39	$(0.58)

Income (Loss) before extraordinary item Diluted earnings per share	$0.03	$(0.43)	$0.07	$(0.46)
Extraordinary item	$—	$(0.18)	$0.32	$(0.12)

Net earnings (loss) per share	$0.03	$(0.61)	$0.39	$(0.58)

Weighted average common shares outstanding
Basic	25,724	26,774	25,724	26,542

Diluted	26,184	26,774	26,178	26,542

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Total

Balance, January 1, 2007	$26	$90,872	$(7,441)	$(698)	$24,620	$107,379
Stock option award compensation		859				859
Accrued interest on notes receivable secured by common shares	—	—	(360)	—	—	(360)
Proceeds from notes receivable secured by common stock	—	—	2,355	—	—	2,355
Purchase and retirement of 826 shares of common stock	(1)	(4,327)	—	—	—	(4,328)
Issuance of 1,159 shares of common stock upon exercise of options	1	2,958	—	—	—	2,959
Common shares issued for satisfaction of trade accounts payable	—	1,454	—	—	—	1,454
Common shares received in lieu of Equity note receivable	—	(5,445)	5,446	—	—	1
Loss of controlling interest in affiliate	—	—	—	—	(4,080)	(4,080)
Tax Benefit from Stock Options	—	934	—	—		934
Comprehensive earnings
Net earnings	—	—	—	—	(19,687)	(19,687)
Gain on cash flow hedges	—	—	—	(84)	—	(84)

Total Comprehensive earnings, net of tax						(19,771)

Balance, December 31, 2007	$26	$87,305	$(0)	$(782)	$853	$87,402
Stock Option Award Compensation		175				175
Purchase and retirement of 106 shares of common stock	—	(704)	—	—	—	(704)
Issuance of 138 shares of common stock upon exercise of options	—	426	—	—	—	426
Comprehensive earnings
Net earnings	—	—	—	—	10,160	10,160
Gain on cash flow hedges	—	—	—	43	—	43

Total Comprehensive earnings, net of tax						10,203

Balance, September 30, 2008 (unaudited)	$26	$87,202	$(0)	$(739)	$11,013	$97,502

FLANDERS CORPORATION AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$(3,003)	$(7,993)	$2,465	$178

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal, net of cash acquired	—	(98)	(11)	(98)
Purchase of property and equipment	(4,417)	(1,907)	(9,654)	(5,207)
Proceeds from sale of property and equipment	3,397	8	3,407	482
Proceeds from insurance claim	—	2,500	—	5,500
Deferred gain on property sale	1,441	—	1,441	—
Increase in notes receivables	—	123	—	114
Decrease in other assets	612	(23)	1,290	141

Net cash provided by (used in) investing activities	1,033	603	(3,527)	932

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(1,449)	(809)	(1,822)	(2,433)
Net proceeds from revolving credit agreement	3,868	7,464	3,462	1,442
Purchase and Retirement of Common Stock	—	—	(334)	—
Proceeds from Sales of Common Stock	—	—	56	—

Net cash provided by (used in) financing activities	2,419	6,655	1,362	(991)

Net increase (decrease) in cash and cash equivalents	449	(735)	300	119
CASH AND CASH EQUIVALENTS
Beginning of period	349	1,422	498	568

End of period	$798	$687	$798	$687

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$46	$53	$839	$139

Interest	$477	$784	$1,599	$2,005

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Sale of equipment for note receivable	$332	$—	$747	$—

Common shares received in lieu of note	$—	$5,446	$—	$5,446

Stock issued in lieu of trade accounts payable	$—	$—	$—	$1,454

Note receivable in lieu of account receivable trade	$—	$—	$677	$—

Cashless exercise of common stock (Net)	$—	$—	$(370)	$—

Offset of accrued expenses against other receivables	$—	$—	$900	$—

Offset of accrued expenses against trade accounts receivable	$2,766	$—	$11,591	$—

DISPOSAL OF COMPANIES
Working Capital surplus disposed, net of cash and cash equivalents disposed	—	3,880	1,425	3,880
Fair value of other assets disposed, principally property and equipment	—	(1,466)	8,637	(1,466)
Goodwill disposed	—	(1,428)	589	(1,428)
Minority interest	—	—	141	—

	$—	$986	$10,792	$986

Note A.	Nature of Business and Interim Financial Statements

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2007. In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the nine months ended September 30, 2008 may not be indicative of the results that may be expected for the year ending December 31, 2008.

Other comprehensive loss:

Other comprehensive loss is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of September 30, 2008, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2007	$(782)
Net change during the period related to cash flow hedges	43

Balance at September 30, 2008	$(739)

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

Prior to February 1, 2008, Air Filter Sales and Service, Inc. was 39% owned by Flanders Corporation and 61% was owned by other shareholders unrelated to the Company or any of its officers and directors. As of February 1, 2008, Air Filter Sales and Service, Inc. ceased to be consolidated, due to the Stock Purchase Agreement dated February 1, 2008. The accompanying financial statements present the consolidated result including Air Filter Sales and Service, Inc. up until February 1, 2008 with all intercompany transactions eliminated. After that date the financial statements do not include the financial results of Air Filter Sales and Service, Inc. The revenues and expense of Air Filter Sales and Service, Inc. through February 1, 2008 were $254 and $216, respectively. The revenues and expense for the quarter ended September 30, 2007 were $720 and $784, respectively.

Derivative financial instruments:

The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or makes payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These interest rate swap agreements are accounted for as a cash flow hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities -- an Amendment to FASB Statement No. 133.” The tax affected fair market value of the interest rate swaps of $739 at September 30, 2008 is included in other comprehensive loss. This fair value was determined using level 2 inputs as defined in SFAS No. 157. The interest rate swap contracts expire in 2013 and 2015.

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

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs were $1,120 and $3,772 for the quarter and nine month period ending September 30, 2008 and $1,806 and $4,042 for the quarter and nine month period ending September 30, 2007, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an Amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure certain financial assets and liabilities at fair value. Unrealized gains and losses, arising subsequent to adoption, are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 was effective for us in the first quarter of 2008. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial statements or condition.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) 51”, (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Flanders Corporation does not expect the adoption of SFAS 160 to have a material impact on its financial statements or condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Flanders Corporation does not expect the adoption of SFAS 161 to have a material impact on its financial statements or condition.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Flanders Corporation does not expect the adoption of SFAS 162 to have a material impact on its financial statements or condition.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active (FSP FAS 157-3), with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS 157-3 amends FAS 157 to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s financial statements or condition.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the nine months ended September 30, 2008 and the year ended December 31, 2007:

			Exercise Price per Share		Weighted Average Exercise Price per Share
		Stock Options
	Warrants		Warrants	Options	Warrants	Options

Outstanding at January 1, 2007	—	5,752	—	$1.50 - 11.72	—	$6.08
Granted	—	620	—	4.99 - 9.52	—	5.23
Exercised	—	(1,105)	—	1.50 - 5.21	—	2.55
Canceled or expired	—	(2,000)	—	7.50 - 11.10	—	8.68

Outstanding at December 31, 2007	—	3,267	—	1.74 - 11.72	—	5.53
Granted	—	11	—	5.71 - 5.71	—	5.71
Exercised	—	(138)	—	1.74 - 5.21	—	3.09
Canceled or expired	—	(265)	—	3.93 - 11.72	—	9.23

Outstanding at September 30, 2008	—	2,875	—	2.50 - 11.72	—	$5.30

Exercisable at September 30, 2008	—	2,525	—	2.50 - 11.72	—	$5.34

The options expire at various dates ranging from October 2008 through December 2017.

Share-Based Compensation

As of September 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $875.

The following table represents our non-vested stock option activity for the nine months ended September 30, 2008:

	Number of Options	Weighted Average Grant Date Fair Value

Nonvested options - December 31, 2007	400	$4.99

Granted	—	$—
Vested	(50)	$(4.99)
Forfeited	—	$—

Nonvested options - September 30, 2008	350	$—

The aggregate intrinsic value of options outstanding at September 30, 2008, based on the Company’s closing stock price of $6.30 as of the last business day of the period ended September 30, 2008, which would have been received by the optionees had all options been exercised on that date was $4,677. The aggregate intrinsic value of options exercisable at September 30, 2008, based on the Company’s closing stock price of $6.30 as of the last business day of the period ended September 30, 2008, which would have been received by the optionees had all options exercisable been exercised on that date was $4,219. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 was $439. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Options on 1,180 shares of common stock were not included in computing diluted EPS for the quarter period ended September 30, 2008, because their effects were anti-dilutive.

Note B.	Inventories

Inventories consist of the following at September 30, 2008 and December 31, 2007:

	9/30/2008	12/31/2007

Finished goods	$24,048	$27,209
Work in progress	4,224	3,254
Raw materials	20,651	19,631

	48,923	50,094
Less allowances	774	2,858

	$48,149	$47,236

Note C.	Pledged Assets and Debt

As of September 30, 2008 the Company’s total obligations to Bank of America were approximately $19,481. During July 2008, the Company entered into an amendment to the credit facility with its bank. The new current revolving credit agreement with the bank provides a maximum line of credit of $36 million (subject to availability) and bears interest at (i) LIBOR plus 2.25%; or (ii) the bank’s base rate plus .5%. The revolving credit agreement is part of a combined facility with a bank that also includes a $12 million facility to guarantee letters of credit. The line of credit is due in 2011. The combined facility is collateralized by substantially all of the Company’s assets and restricts capital expenditures, payment of dividends and share repurchases. As of September 30, 2008 the Company is in compliance with its financial covenants.

Note D.	Extraordinary Gain and Loss on Fire

In July 2007 a manufacturing facility in Florida was destroyed by fire. The extraordinary gain of $8,335 was calculated as the gain on the costs that were attributable to these natural disasters ($1,587) that were less than the insurance proceeds ($15,479), net of taxes of $5,557. The extraordinary loss of $3,233 during 2007 was calculated as the loss on the costs that were attributable to these natural disasters ($12,888) that exceeded the insurance proceeds ($7,500), net of taxes of $2,155

In September 2008 a manufacturing facility in Pennsylvania was partially destroyed by fire. All anticipated losses resulting from this fire are expected to be covered by insurance.

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

Note H.	Sale Leaseback of Property

In August 2008, the Company sold its Bartow property to Wal-Pat II, LLC, a related party. The property was sold for $3.7 million and part of the proceeds were used to pay down the existing debt on this property in the amount of approximately $1.8 million. The Company has the intent to lease this property back in the future. Although no lease has currently been executed, the Company has recorded a deferred gain on the sale which will be amortized to rent expense over the lease term, once a lease agreement is executed.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

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

Results of Operations for Three Months Ended September 30, 2008 Compared to September 30, 2007

The following table summarizes our results of operations as a percentage of net sales for the three months ended September 30, 2008 and 2007.

	Three Months Ended September 30,

	2008		2007

Net sales	$61,070	100.0%	$62,578	100.0%
Gross profit	10,818	17.7	6,561	10.5
Operating expenses	9,418	15.4	24,214	38.7
Operating income (loss)	1,400	2.3	(17,653)	(28.2)
Nonoperating income (expense)	90	0.1	(1,545)	(2.5)
Provision (Benefit) for income taxes	596	1.0	(7,680)	(12.3)
Extraordinary loss on Fire and Flood (net of taxes)	—	—	(4,697)	(7.5)
Net earnings (loss)	894	1.5	(16,215)	(25.9)

Net sales: Net sales for the third quarter of 2008 decreased by $1,508, or 2.4%, to $61,070 from $62,578 for the third quarter of 2007. Sales were down during the third quarter of 2008 compared to the third quarter of 2007 due to the general downturn in the economy.

Gross Profit: Gross profit for the third quarter of 2008 increased by $4,257, or 64.9%, to $10,818, which represented 17.7% of net sales, from $6,561, which represented 10.5% of net sales for the third quarter of 2007. The gross profit increased during the third quarter of 2008 due to certain inefficiencies related to the start up of three new plants in Clarkton, North Carolina, Dallas, Texas, and Matamoros, Mexico as well as new production lines for the EnergyAire and nested filters during the third quarter of 2007. The Company also increased its reserve for obsolete inventory during the third quarter of 2007. In 2008 the Company has had certain price increases which have increased the gross profit in 2008.

Operating expenses: Operating expenses for the third quarter of 2008 decreased by $14,796, or 61.1%, to $9,418, representing 15.4% of net sales, from $24,214, representing 38.7% of net sales, for the third quarter of 2007. The decrease in operating expenses as a percentage of sales is primarily due to an increase in management’s estimate of allowance for doubtful accounts during the third quarter 2007. Additionally, the Company disposed of assets considered impaired during the third quarter of 2007. There was also a decline in sales of our Arm & Hammer product line during the third quarter 2008 which reduced our royalty expenses.

Nonoperating income (expense): Net nonoperating income (expense) for the third quarter of 2008 increased by $1,635, to $90 representing .1% of net sales, from $(1,545), representing (2.5)% of net sales, for the third quarter of 2007 due to the sale of certain sales divisions for a loss as well as the Company disposing of goodwill during the third quarter 2007.

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

Extraordinary loss on Fire and Flood (net of taxes): The extraordinary loss of $4,697 in 2007 was calculated as the loss on the costs that were attributable to these natural disasters ($9,828) that exceeded the insurance proceeds ($2,000), net of taxes $3,131.

Results of Operations for Nine Months Ended September 30, 2008 Compared to September 30, 2007

The following table summarizes our results of operations as a percentage of net sales for the nine months ended September 30, 2008 and 2007.

	Nine Months Ended September 30,

	2008		2007

Net sales	$167,533	100.0%	$187,111	100.0%
Gross profit	28,038	16.7	27,206	14.5
Operating expenses	28,007	16.7	46,315	24.8
Operating income (loss)	31	0.0	(19,109)	(10.2)
Nonoperating income (expense)	3,010	1.8	(1,210)	(0.6)
Provision (Benefit) for income taxes	1,216	0.7	(8,128)	(4.3)
Extraordinary gain (loss) on Fire and Flood (net of taxes)	8,335	5.0	(3,233)	(1.7)
Net earnings (loss)	10,160	6.1	(15,424)	(8.2)

Net sales: Net sales for the first nine months ended September 30, 2008 decreased by $19,578, or 10.5%, to $167,533 from $187,111 for the first nine months ended September 30, 2007. Sales growth decreased during the first nine months ended September 30, 2008 due to the release of two new products, our EnergyAire and nested products during 2007. Additionally, during the first nine months of 2007 the Company released its new Microparticle Plus product at Home Depot. During 2008 there has also been a general downturn in the economy.

Gross Profit: Gross profit for the first nine months ended September 30, 2008 increased by $832, or 3.1%, to $28,038, which represented 16.7% of net sales, from $27,206, which represented 14.5% of net sales, for the first nine months of 2007. This increase in 2008 is partially due to the Company increasing its reserve for obsolete inventory in 2007. Additionally, in 2007, gross profit was down due to the start up of new production lines for the EnergyAire and nested filters. In 2008 the Company has had certain price increases which have increased the gross profit in 2008.

Operating expenses: Operating expenses for the first nine months ended September 30, 2008 decreased by $18,308, or 39.5%, to $28,007, representing 16.7% of net sales, from $46,315, representing 24.8% of net sales, for the first nine months ended September 30, 2007. The decrease in operating expenses was due primarily to an increase in management’s estimate of allowance for doubtful accounts and the Company disposing of assets considered impaired during 2007. There was also a decline in sales of our Arm & Hammer product line during 2008 which reduced our royalty expenses. Freight out also decreased during 2008 which is attributable to the decrease in sales.

Nonoperating income (expense): Net nonoperating income for the first nine months ended September 30, 2008 increased by $4,220, or 348.8%, to $3,010, representing 1.8% of net sales, from $(1,210), representing (.6)% of net sales, for the first nine months ended September 30, 2007. The increase is due to the Company disposing of goodwill during the third quarter 2007 as well as the sale of certain sales divisions for a loss in 2007. Additionally, during the third quarter 2008, the Company sold its Clarkton media facility and a direct sales office for gains.

Provision for income taxes: The IRS is currently examining the Company’s federal income tax returns of 2002, 2003, 2004, 2005, and 2006. To date the IRS has proposed certain changes for the 2002, 2003, 2004, 2005, and 2006 examinations, resulting in additional liabilities due. The Company has submitted a petition to the IRS for a redetermination of the changes with the U.S. Tax Court. These liabilities have been included in the Company’s FIN 48 liability which is included in other current liabilities. Our provision for the nine months of 2008 and 2007 were a blended state and federal rate of approximately 40% of pretax earnings and losses.

Extraordinary gain on Fire and Flood (net of taxes): The extraordinary gain of $8,335 during 2008 was calculated as the gain on the costs that were attributable to these natural disasters ($1,587) that were less than the insurance proceeds ($15,479), net of taxes of $5,557. The extraordinary loss of $3,233 during 2007 was calculated as the loss on the costs that were attributable to these natural disasters ($12,888) that exceeded the insurance proceeds ($7,500), net of taxes of $2,155

Liquidity and Capital Resources

Our working capital was approximately $60,706 at September 30, 2008, compared to approximately $50,251 at December 31, 2007. This includes cash and cash equivalents of $798, at September 30, 2008 and $498 at December 31, 2007.

Our trade receivables decreased $2,572, or 5.2% to $46,522 at September 30, 2008, from $49,094 at December 31, 2007. The sales decrease during the nine months ended September 30, 2008 contributed to a reduced trade receivables balance. Trade receivables are typically higher during the second and third quarters due to higher sales volume; however, our sales volume typically decreases during the fourth and first quarters.

Inventories increased $913, or 1.9%, to $48,149 at September 30, 2008 from $47,236 at December 31, 2007. The increase in inventory was primarily due to the increase in the reserve estimate for bad inventory during 2007 offset by the Company typically carrying higher inventory levels at year end due to delayed orders and lower sales volume than expected at the end of the previous year.

Our continuing operations used $3,003 and $7,993 of cash during the third quarter of 2008 and 2007, respectively. The increase in cash flows from operating activities was primarily due to a decrease in the provisions for inventory and accounts receivable, extraordinary losses, losses on disposal of property and equipment, and net loss, offset by a decrease in other current assets.

Our financing activities generated $2,419 of cash during the third quarter of 2008, primarily consisting of proceeds on the line of credit, net of payments on other long term borrowings. Our investing activities provided $1,033 of cash during the third quarter of 2008, primarily due to purchase of property and equipment offset by proceeds received along with the deferred gain on the Bartow property sale.

During July 2008, we entered into an amendment to the credit facility with its bank. Our new current revolving credit agreement with the bank provides a maximum line of credit of $36 million (subject to availability) and bears interest at (i) LIBOR plus 2.25%; or (ii) the bank’s base rate plus .5%. The revolving credit agreement is part of a combined facility with a bank that also includes a $12 million facility to guarantee letters of credit. The line of credit is due in 2011. The combined facility is collateralized by substantially all of the Company’s assets and restricts capital expenditures, payment of dividends and share repurchases. As of September 30, 2008 the Company is in compliance with its financial covenants.

In connection with the working capital credit facility and notes payable to a regional development authority and bank, the Company and its majority owned subsidiaries have agreed to certain restrictive covenants which include, among other things, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio; a minimum tangible net worth; a maximum ratio of total liabilities to tangible net worth; a minimum fixed charge coverage ratio; and a minimum earnings before interest, taxes, depreciation and amortization amount. As of September 30, 2008 the financial covenants of the Company are in compliance with the credit facility.

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

Outlook

Global Containment Systems, Inc. (GCS), which manufactures critical environments for the nuclear and pharmaceutical industries, was rolled into Charcoal Services Corporation, Inc., a wholly-owned subsidiary of Flanders Corporation during the first quarter of 2008. We have received a Notification of Award for gloveboxes and are awaiting the relevant contract documents.

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

A key to our success is the ability to capture additional market share among “big box” retailers like The Home Depot, Lowe’s and Wal-Mart. We utilize our ability to service national accounts from regional distribution centers and our excellent on-time delivery performance. We anticipate additional market gains among these types of retailers during the next two years and are introducing new products focused on their marketing and end-user requirements. Sales to these retail outlets, while seasonal, also tend to follow progress in the overall economy. Additional gains in market share in this market may not have a significant impact on revenues without some recovery in the overall U.S. economy. Additionally, significant revenue enhancement to these customers is largely dependent upon the success of the new products we are introducing to this marketplace.

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

In an effort to reduce overhead costs, we are relocating the corporate office to our Washington, N.C. facility.

We are increasing marketing efforts including communicating to our customers through our website and via newsletters which will provide the customers with on demand information. We are also providing customers with technical literature to assist them in their daily sales activities. To obtain more customer insight, we are attending a Rep Council Meeting which consists of six top foremarket and aftermarket Flanders’ distributors/rep’s and four Flanders Corporation staff members.

This Outlook section, and other portions of this Form 10-Q, include certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “intend,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of assumptions, risks and uncertainties. Our actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include those discussed in “Factors That May Affect Future Results” in our Form 10-K for 2007 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2007 Annual Report and in this Form 10-Q as well as:

•	the shortage of reliable market data regarding the air filtration market,

•	changes in external competitive market factors or in our internal budgeting process which might impact trends in our results of operations,

•	anticipated working capital or other cash requirements,

•	changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the market,

•	product obsolescence due to the development of new technologies

•	various competitive factors that may prevent us from competing successfully in the marketplace, and

•	catastrophic losses due to fire, floods or other factors beyond our control.

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

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at September 30, 2008 was approximately $33,988. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2008. Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

The Company has only a limited involvement with derivative financial instruments. The Company has two interest rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds. Under the interest rate swap agreements, the Company receives or make payments on a monthly basis, based on the differential between 5.14% and a tax exempt interest rate as determined by a remarketing agent. These agreements are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. The tax effected fair market value of the interest rate swap of $739 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts expire in 2013 and 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2008, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management Controls a Significant Percentage of Our Stock

As of September 30, 2008, our directors and executive officers beneficially held approximately 34.5% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control that may otherwise be advantageous to the non-affiliated shareholders.

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

Even though our common stock is currently traded on the NASDAQ Stock Market’s Global Select Market, it has less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in our common stock on the NASDAQ Global Select Market has been relatively low when compared with larger companies listed on the NASDAQ Global Select Market or other stock exchanges. Although we have experienced increased liquidity in our stock, we cannot say with any certainty that a more active and liquid trading market for our common stock will continue to develop. Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

The market price of our common stock has fluctuated significantly, and may fluctuate in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

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

Fire disruptions may adversely affect our business

Our raw materials and manufacturing process involves a risk of fire loss or disruption. We have recently experienced three fires. In April 2006, a manufacturing facility in Texas was destroyed by fire. In July 2007, a manufacturing facility in Bartow, Florida was destroyed by fire. In September 2008, a manufacturing facility in Auburn, Pennsylvania was burned by fire. To date we have been able to mitigate the effects of fires and floods by transferring manufacturing, warehousing and shipping to other facilities. Our management has advised us that to date we have been insured against the losses caused by such fires. Although we intend to increase security and increase fire protection equipment at our facilities, another major fire could occur and materially affect our operations. Furthermore, there is no assurance that we will be able to maintain business interruption, loss of income and physical damage insurance in sufficient amounts to fully recoup losses caused by fire or other natural disasters. It is an event of default under our credit facility with Bank of America if we are not fully insured for any loss, theft, damage or destruction to our assets, subject to agreeable insurance deductibles, that exceeds $200.

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

We are the lessee under a series of six (6) real estate operating leases for approximately 1,016,000 square feet of warehousing, shipping and manufacturing facilities, expiring in 2025, 2026, 2027 or 2028 with Wal-Pat II, LLC (“Wal-Pat”), an entity owned by Robert R. Amerson. Mr. Amerson is our CEO and Chairman of our Board of Directors and beneficially owned approximately 29.6% of our outstanding common shares as of December 31, 2007.

Our aggregate monthly base lease payment obligation to Wal-Pat is approximately $233. Our total remaining aggregate obligation under the Wal-Pat operating leases is approximately $45,224. These amounts exclude any obligations for payment of real estate taxes and repairs and maintenance, which are our responsibility as the lessee.

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

A default by us under the terms of any of these leases or a default by Wal-Pat, or Mr. Amerson, as guarantor on their obligations to Branch Banking &Trust Company (“BB&T”), the financial institution which holds mortgages and deeds of trust on these properties, could adversely affect our leasehold interests in these properties. Mr. Amerson has pledged 5,118,103 shares of our common shares as collateral to BB&T in order to secure the financings to Wal-Pat and other personal loans. If BB&T forecloses upon our shares pledged to BB&T as collateral by Mr. Amerson, then BB&T would be considered a selling stockholder under a registration statement we have filed to register the pledged shares of Mr. Amerson at the request of BB&T.

Mr. Smith, the current Chief Operating Officer, has pledged 755,183 shares of our common stock to BB&T to secure a personal loan to acquire these shares from Mr. Clark in October 2007. Mr. Smith may be required to sell or otherwise dispose of these shares from time to time in order to meet his debt service obligations to BB&T.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds –

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

Jul 1 – Jul 31, 2008	––	––	––	1,347,465
Aug 1 – Aug 31, 2008	––	––	––	1,347,465
Sept 1 – Sept 30, 2008	––	––	––	1,347,465
Total	––	––	––	1,347,465

* The Plan announced September 22, 2000 authorized the repurchase of up to 2 million shares of common stock.

Item 3.	Defaults Upon Senior Securities - None.

Item 4.	Submission of Matters to a Vote of Security Holders - None.

Item 5.	Other Information – Completion of Disposition of Assets

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

Dated this 30th day of October, 2008.

FLANDERS CORPORATION

By:	/s/ Robert Amerson

Robert Amerson
Chief Executive Officer

By:	/s/ Cully Bohush

Cully Bohush
Chief Accounting Officer/Principal Accounting Officer