Form 10-K
period 2008-12-31
FLANDERS CORP
filed 2009-03-16
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2008

or

☐	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 0-27958

FLANDERS CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	13-3368271
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

531 Flanders Filters Road, Washington, NC	27889
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (252) 946-8081

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class

Common Stock, $.001 per share par value

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    YES  ☐    NO  ☒

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

Large accelerated filer	☐	Accelerated Filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of December 31, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $116.8 million.

As of March 16, 2009, the number of shares outstanding of the registrant’s common stock was 25,524,074 shares.

Documents incorporated into this report on Form 10-K by reference: None.

FLANDERS CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

Item 1.	Business

OVERVIEW

We design, manufacture and market air filters and related products, and are focused on providing complete environmental filtration systems for end uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors, pharmaceuticals, chemical, biological, radiological and nuclear processing. Currently, we believe, based on available trade and industry data, that we are one of the largest domestic manufacturers of air filters that are utilized by many industries including those associated with commercial and residential heating, ventilation and air conditioning systems (commonly known as “HVAC” systems), semiconductor manufacturing, ultra-pure materials, chemical, biological, radiological and materials processing, biotechnology, pharmaceuticals, synthetics, nuclear power and nuclear materials processing. We also design and manufacture much of our own production equipment to automate our processes in order to decrease labor costs associated with our standard products. Our customers include Texas Instruments, The Home Depot, Inc., Lowe’s, Glaxo, Merck & Co., Inc., Upjohn Co., Wal-Mart Stores, Inc., Westinghouse Electric Corp., Ace, True Value, Intel, etc.

The majority of our revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

GENERAL DEVELOPMENT OF BUSINESS

Flanders Corporation is incorporated in the State of North Carolina. Our principal executive offices are currently located at 531 Flanders Filters Road, Washington, NC 27889. Our internet website address is www.flanderscorp.com. The information contained on our website is not part of our reports with the Securities and Exchange Commission and is not incorporated by reference into this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments thereto, are available free of charge on the Company’s website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission.

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

We have been able to provide an upgrade path for government buildings, large commercial office buildings and other public venues wishing to utilize HEPA filtration as part of a program to “harden” buildings against bioterrorist attacks.

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

IMPROVE OPERATING EFFICIENCY

Centralize Overhead Functions. During 2008, we continued our ongoing programs to centralize functions and eliminate duplication of efforts between subsidiaries in the following areas: purchasing, production planning, shipping coordination, accounting and personnel management, risk management and benefit plan administration.

StrategicIntegration of Manufacturing Capabilities. Global Containment Systems, Inc. (GCS) is a wholly owned subsidiary of Flanders Corporation which manufactures critical environments for the nuclear, pharmaceutical and semi conductor. During 2008 GCS was merged back under our Flanders Filters, Inc. and Charcoal Services Corporation divisions and these divisions will be working directly with the Department of Energy for creation of these projects.

During 2007, Flanders Corporation sold its expanded wire machinery, and in 2008, sold its media producing facility and disposed of its spun glass making equipment. The closing of these transactions are part of the focus of shedding verticality and making operations efficient and profitable.

Concentration of efforts to manufacturing and marketing of air filters and air filtration equipment. In 2008, we moved away from participating in direct sales efforts and offices which marketed our products directly to commercial end users and the HVAC industry. We have transitioned these activities to other businesses which will continue to market Flanders’ products. This will allow us to concentrate resources on the designing and manufacturing of air filters and filtration equipment. We will then focus our marketing efforts of our products to these wholesale distribution channels rather than to the commercial end users, lowering operating expenses.

Strategic Acquisitions. We will continue to evaluate acquisition opportunities, however, it is not likely we will make any acquisitions in 2009 as we continue to focus on improving core competencies rather than making acquisitions.

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

Create Brand Awareness for Flanders residential air filtration products. We are establishing our own brand names NaturalAire® and EnergyAire®. During 2008 we focused efforts to grow the NaturalAire® brand through a Billboard campaign, full page magazine and trade journal advertisements, and marketing at national televised sporting events. These efforts gave us broadcast television and cable television exposure for the NaturalAire® brand. We believe recognition of the NaturalAire® and EnergyAire® brands will allow create awareness for Flanders as a primary selection for residential air filtration products.

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

Semiconductor Downturn and Economic Recovery. Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during 2009, with most analysts pushing recovery for this sector out until 2010.

Indoor Air Quality and Health. We believe there is an increase in public concern regarding the effects of indoor air quality on employee productivity and health, as well as an increase in interest in standards for detecting and solving IAQ problems. For example, the American Society of Heating Refrigeration and Air-Conditioning Engineers (ASHRAE) recently established certain minimum standards for ventilation and indoor air quality for commercial and industrial settings. The World Health Organization has recently been studying the effects of air quality on human health, We are seeing a greater interest in upgrading residential filtration systems as well as commercial systems to address both energy savings and better indoor quality.

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

A marketing strategy for prospects will include opening and penetrating new retail market segments. In 2008 we introduced our new self supported media residential air filters that have been placed in a large national retailer moving us from the low end price points into higher, better margin price points and placing our product head to head with other competitors who previously dominated these higher price points.

Commercial & Industrial Sales: Marketing for the Commercial and Industrial Division is focused on increasing communication and education to our customer distribution network. This will be accomplished through printed material, email, CD’s, technical presentations and direct interaction

Direct interaction will consist primarily through Regional Managers and Management contact with the customer base. Regional Managers covering the United States, Mexico and Canada, supporting the existing customer base as well as new prospects with product expertise, experience, and support in the filtration industry.

Education and visual presence will be achieved with actively being involved through professional memberships such as NAFA, ASHRAE, IEST, CETA, ABSA, CBSA, ANS and HARDI. Emphasis will continue to be placed on securing product specifications on all products through specifying engineering firms.

Tradeshows will continue only on a selective nature. Market-share will be gained by increasing factory-support with educated staff, improved stocking programs, decreased lead-times, as well as new and improved products from our R&D Department. In 2008 our R&D costs were not considered material. Non-personal advertising will be increased to promote and increase our presence in the filtration industry primarily in the industry journals and magazines.

Expansion: Global Containment Systems, Inc. (GCS) is a wholly owned subsidiary of Flanders Corporation which manufactures critical environments for the nuclear, pharmaceutical and semi conductor. During 2008 GCS was merged back under our Flanders Filters, Inc. and Charcoal Services Corporation divisions and these divisions will be working directly with the Department of Energy for creation of these projects.

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

MANUFACTURING

We manufacture air filters, housings, Absolute Isolation Barriers and related equipment at several facilities in the United States and Mexico. The major plants are:

•

Eleven separate manufacturing and warehousing facilities located in Washington, North Carolina (2 locations); Bartow, Florida; Momence, Illinois; Smithfield, North Carolina (2 locations); Tijuana, Mexico; Matamoros, Mexico (2 locations); Salt Lake City, UT and Dallas, Texas, produce a broad range of HEPA, commercial, residential and industrial filters.

•

Other facilities in Washington, North Carolina, and Rosenberg, Texas, manufacture HEGA filters, high-end containment environments, housings, custom filter assemblies and other custom filtration products and systems which require extensive custom design, production and lot tracking, including products used in the production and containment of potentially dangerous biologically engineered microorganisms.

•	Certain other facilities spread across the U.S. provide a distribution point as well as light manufacturing.

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

COMPETITION

The air filtration market is fragmented and highly competitive. There are many companies which compete in our market areas. We believe that the principal competitive factors in the air filtration business include product performance, name recognition, price, product knowledge, reputation, customized design, timely delivery and product maintenance. We believe that we compete favorably in all of these categories. Competitors include companies with resources, assets, financial strength and market share which may be greater than ours. Major competitors include American Air Filter International, Camfil Farr Company, Donaldson Company, Inc., 3M and Clarcor Inc.

PATENTS, TRADEMARKS AND LICENSES

The Company and its subsidiaries currently holds approximately (30) Thirty patents relating to filtration technology including patents relating to HEPA filters and fabrication methods, filter leak testing methods, filter assembly, laminar flow cleanrooms, and components of isolation barriers

In addition, the Company maintains twenty-four (24) trademark registrations including the following: FLANDERS®, PRECISIONAIRE®, EZ FLOW®, AIRVELOPE®, CHANNEL-CEIL®, PUREFORM®, ECONO-CELL®, GAS-PAK®, PUREFRAME®, DIMPLE PLEAT®, BLU-JEL®, VLSI®, KWIK KUT®, SUPER-FLOW®, NATURALAIRE®, AIRPURE®, PURESEAL®, FLANDERS ABSOLUTE ISOLATION®, FLANDERS/CSC®, TECH-SORB®, DUSTGARD®, E-Z GREEN®, VAPORCLEAN®, and NATURALAIRE FILTER FRANGRANCE®. Although management believes that the patents and trademarks associated with our various product lines and subsidiaries are valuable, we do not consider any of them to be essential to our business.

CUSTOMERS

We are not dependent upon any single customer. One customer, The Home Depot, Inc., accounted for 14%, 16% and 16% of net sales during 2008, 2007 and 2006, respectively. Wal-Mart Stores, Inc., accounted for 5%, 10.4% and 13% of net sales during 2008, 2007 and 2006, respectively. No other single customer accounted for 10% or more of net sales during the past three years. Other significant customers include Texas Instruments, Lowe’s, Glaxo, Merck & Co., Inc., Upjohn Co., Westinghouse Electric Corp., Ace, True Value, Intel and several U.S. government agencies.

BACKLOG

We had approximately $20.4 million of firm backlog on December 31, 2008, compared to $25.1 million on December 31, 2007. Firm backlog includes orders received and not yet begun and the unfinished, unbilled portion of special orders. Orders are typically not cancelable without penalty, except for certain stable filter supply contracts to nuclear facilities operated by the United States government. Backlog varies from week to week, based on the timing and mix of orders received. All backlog at December 31, 2008, is expected to be shipped by the end of the second quarter of 2009.

EMPLOYEES

The Company employed 2,090 full-time employees on December 31, 2008; 1,855 in manufacturing, 22 in development and technical staff, 31 in sales and marketing, and the remaining 182 in support staff and administration. Approximately 221 employees in Mexico are covered by government-mandated collective bargaining arrangements. Our operations have not been significantly affected by work stoppages and, in the opinion of management, employee relations are good. We are committed to continuous productivity improvement and we continue to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. As a consequence, we may, from time to time, transfer production from one manufacturing facility to another, outsource certain production or close certain manufacturing facilities. Such production transfers, outsourcing, and/or facility closures may result in a deterioration of employee relations at the impacted locations. We believe that our relationship with our employees is satisfactory.

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

Our Success Depends on Our Ability to Retain and Attract Key Personnel

Our success and future operating results depend in part upon our ability to retain our executives and key personnel, many of whom would be difficult to replace. Our success also depends on our ability to attract highly qualified engineering, manufacturing, and technical sales and support personnel for our operations. Competition for such personnel, particularly qualified engineers, is intense, and there can be no assurance that we will be successful in attracting or retaining such personnel. Our failure to attract or retain such persons could have a material adverse effect on our business, financial condition and results of operations.

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

We may have additional tax liability.

We are subject to complex income tax and other taxing regulations. Significant judgment is required in the determination of a provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by taxing authorities. Although we believe our tax estimates are reasonable, the final outcome of tax audits in any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the status of a given tax audit or related litigation, a material effect on our income tax provision or net income may result in a period or periods from initial recognition in our reported financial results to the final closure that tax auditor settlement of related litigation when the ultimate tax and related cash flow is known with certainty.

Management Controls a Significant Percentage of Our Stock

As of December 31, 2008, our directors and executive officers beneficially held approximately 35.50% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control that may otherwise be advantageous to the non-affiliated shareholders.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 2,905,000 shares of common stock to various parties with exercise prices ranging from $2.50 to $11.72 per share. The majority of these options are currently exercisable. Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

Our internal control over financial reporting may have weaknesses or inadequacies that may be material.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation on an annual basis. Management concluded that our internal control over financial reporting was effective at December 31, 2008. Ongoing compliance with these requirements is expected to be expensive and time-consuming and may negatively impact our results of operations. While our management did not identify any material weaknesses in our internal control over financial reporting at December 31, 2008 and concluded that our internal control over financial reporting was effective, we cannot make any assurances that material weaknesses in our internal control over financial reporting will not be identified in the future. If any material weaknesses are identified in the future, we may be required to make material changes in our internal control over financial reporting, which could negatively impact our results of operations. In addition, upon such occurrence, our management may not be able to conclude that our internal control over financial reporting is effective or our independent registered public accounting firm may not be able to attest that our internal control over financial reporting was effective. If we cannot conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm is not able to attest that our internal control over financial reporting is effective, we may be subject to regulatory scrutiny, and a loss of public confidence in our internal control over financial reporting, which may cause the value of our common stock to decrease.

Our Shareholders May Not Realize Certain Opportunities Because of North Carolina Law

We are subject to the Control Shares Acquisition Act of the State of North Carolina. This act provides that any person who acquires “control shares” of a publicly held North Carolina corporation will not have voting rights with respect to the acquired shares in certain circumstances. The North Carolina Shareholder Protection Act requires the affirmative vote of 95% of our voting shares to approve a business combination with any entity that beneficially owns 20% of the outstanding voting shares of the corporation unless the “fair price” provisions of the Act are satisfied. These provisions could deprive shareholders of opportunities to realize takeover premiums for their shares or other advantages that large accumulations of stock would typically provide.

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

Fire disruptions may adversely affect our business

Our raw materials and manufacturing process involve a risk of fire loss or disruption. We have recently experienced three fires. In April 2006, a manufacturing facility in Texas was destroyed by fire. In July 2007, a manufacturing facility in Bartow, Florida was destroyed by fire. In 2008 a manufacturing facility in Auburn, Pennsylvania was damaged by fire. To date we have been able to mitigate the effects of fires and floods by transferring manufacturing, warehousing and shipping to other facilities. Our management has advised us that to date we have been insured against the losses caused by such fires. Although we intend to increase security and increase fire protection equipment at our facilities, another major fire could occur and materially affect our operations. Furthermore, there is no assurance that we will be able to maintain business interruption, loss of income and physical damage insurance in sufficient amounts to fully recoup losses caused by fire or other natural disasters. It is an event of default under our credit facility with Bank of America if we are not fully insured for any loss, theft, damage or destruction to our assets, subject to agreeable insurance deductibles, that exceeds $200.

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

A significant amount of our leased physical facilities are owned by an affiliate of Mr. Amerson and a substantial number of our shares are pledged to a financial institution.

We are currently the lessee under a series of six (6) real estate operating leases for approximately 1,031,000 square feet of warehousing, shipping and manufacturing facilities, expiring between 2025 and 2028 with Wal-Pat II, LLC (“Wal-Pat”), an entity owned by Robert R. Amerson. Mr. Amerson is our CEO and Chairman of our Board of Directors and beneficially owns approximately 29.4% of our outstanding common shares as of December 31, 2008. Mr. Amerson acquired Mr. Clark’s interest in Wal-Pat as part of the Settlement and Mutual Release with Mr. Clark, as described below.

Our aggregate monthly base lease payment obligation to Wal-Pat is approximately $228,000. Our total remaining aggregate obligation under the Wal-Pat operating leases is approximately $48,098,000. These amounts exclude any obligations for payment of real estate taxes and repairs and maintenance, which are our responsibility as the lessee.

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

In October 2007, we entered into a Settlement Agreement and Mutual Release, effective as of September 30, 2007 (“Settlement Agreement”), by and between Mr. Clark, our former CFO, Mr. Amerson, Mr. Smith and Wal-Pat. A copy of the Settlement Agreement was filed as an exhibit to our Form 8-K, dated October 5, 2007, to which reference is hereby made. In connection with the Settlement Agreement, Mr. Smith and Mr. Amerson each acquired 755,183 of our common shares from Mr. Clark at a purchase price of $4.60 per share. Mr. Smith and Mr. Amerson pledged these shares to BB&T, who provided financing for the acquisition of these shares.

A default by either Mr. Amerson or Mr. Smith under their loan obligations to BB&T could result in BB&T foreclosing upon our shares, which could adversely affect the market price of our common stock and substantially reduce our key management’s equity ownership interest. We filed a Form S-3 registering 5,118,103 shares of our common stock pledged to BB&T by Mr. Amerson. We are not currently aware of any events of default under the financial documents between Wal-Pat, Mr. Amerson, Mr. Smith, and BB&T.

Because of the foregoing factors, as well as other variables affecting our operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Item 1B.	Unresolved Staff Comments

We received a comment letter dated November 24, 2008 in connection with a Form S-3 filing. The staff reviewed our Form 10-K for December 31, 2007 and issued several comments requesting changes to our future Form 10-K filings. We do not believe that there are any material unresolved comments in connection with the staff’s review of our Form 10-K for December 31, 2007. We have attempted to address the staff’s comments in this Form 10-K.

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

Principal Facility	Location	Approximate Floor Space (sq. ft.)	Monthly Payment		Lease/ Type
Manufacturing and office facility	Washington, North Carolina	285,000	N/A		Owned

Land	Bartow, Florida	275,000	$114,583	[1]	Leased[3]

Manufacturing plant	Lake Wales, Florida	137,693	$31,555		Leased

Warehouse	Bartow, Florida	60,000	$16,000		Leased

Warehouse	Terrell, Texas	75,000	N/A		Owned

Manufacturing plant	Momence, Illinois	211,000	$136,019	[2]	Owned

Sales office and warehouse	Singapore	3,800	$2,100		Leased

[1]	Property was destroyed by fire in 2007 and sold to Wal-Pat in 2008. Lease commences in March 2009.
[2]

Property is pledged as security for an Economic Development Revenue Bond with a face value of $6,000,000. The obligation is paid quarterly rather than monthly by paying a portion of principal and interest on the entire amount. The payment shown above is for the entire fourth quarter of 2007.

Manufacturing and warehouse	Smithfield, North Carolina	415,000		$84,677		Leased[3]

Manufacturing plant	Smithfield, North Carolina	474,000		$4,869	[4]	Owned

Manufacturing and office facility	Fort Bend, Texas	60,000		30,850		Leased[3]

Warehouse	Salt Lake City, Utah	88,000		25,520		Leased

Manufacturing plant	Tijuana, Mexico	127,000	[5]	$46,651		Leased

Manufacturing plant	Washington, North Carolina	120,000		$27,000		Leased[3]

Direct Sales Office & Warehouse	Philadelphia, Pennsylvania	26,000		$13,250		Leased[3]

Manufacturing Plant	Matamoros, Mexico	86,651		$30,328		Leased

Manufacturing Plant	Matamoros, Mexico	107,323		$37,563		Leased

Direct Sales Office & Warehouse	Dallas, Texas	120,000		$34,257		Leased

Warehouse	Brownsville, Texas	60,000		$23,400		Leased[3]

Warehouse	Clarkton, North Carolina	350,000		$49,321		Leased[3]

Item 3.	Legal Proceedings

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

The Company held its annual meeting of shareholders on December 11, 2008. During the meeting, holders of 23,102,046 shares, representing eighty-eight percent (88%) of the 25,724,074 shares outstanding on the record date, attended either in person or by proxy. Below is a tabulation of the votes:

PROPOSALS	SHARES FOR	SHARES ABSTAIN/WITHHOLD
Election of Robert Amerson	19,280,669	3,821,377
Election of Harry Smith	22,646,129	455,917
Election of David Mock	20,284,055	2,817,991
Election of Jeffrey Korn	22,632,576	469,470
Election of Kirk Dominick	20,275,581	2,826,465

As a result of the meeting, Messrs. Amerson, Smith, Dominick, Korn, and Mock were elected for an additional one-year term as directors.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

The Company’s common stock is listed on the Nasdaq National Market System under the symbol “FLDR.” The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock as reported by the Nasdaq National Market System. Such quotations do not include retail mark-ups, mark-downs, or other fees or commissions.

	High	Low
2008
Fourth Quarter ended December 31, 2008	$6.35	$4.39
Third Quarter ended September 30, 2008	$7.22	$5.20
Second Quarter ended June 30, 2008	$7.70	$5.86
First Quarter ended March 31, 2008	$6.70	$5.06

2007
Fourth Quarter ended December 31, 2007	$6.86	$4.53
Third Quarter ended September 30, 2007	$8.20	$4.39
Second Quarter ended June 30, 2007	$7.67	$6.31
First Quarter ended March 31, 2007	$9.52	$7.07

2006
Fourth Quarter ended December 31, 2006	$10.27	$8.42
Third Quarter ended September 30, 2006	$10.36	$8.56
Second Quarter ended June 30, 2006	$11.99	$9.49
First Quarter ended March 31, 2006	$12.10	$10.29

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Equity Compensation Plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance
Equity Incentive plan approved by security holders	660,000	$5.09	1,325,000
Equity Incentive plan not approved by security holders	—	—	—
Long Term Incentive plan approved by security holders	185,000	$9.03	—
Long Term Incentive plan not approved by security holders	—	—	—
Directors and Officers plan approved by security holders	60,000	$5.54	—
Directors and Officers plan not approved by security holders	—	—	—
Other equity compensation plan approved by security holders	2,000,000	$5.00	—
Other equity compensation plan not approved by security holders	—	—	—

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased		(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31, 2008	—		—	—	1,347,465
Nov. 1, Nov. 30, 2008	200,000	(1)	6.00	—	1,147,465
Dec. 1 –Dec. 31, 2008	—		—	—	1,147,465
Total	200,000		6.00	—	1,147,465

*	Plan announced September 22, 2000 authorizing up to 2 million shares of common stock to be repurchased.

(1)	Represents redemption of 100,000 shares from each of Mr. Amerson and Mr. Smith at $6.00 per share. See “Certain Relationships and Related Party Transactions”.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of December 31, 2008, there were approximately 129 holders of record of the Company’s common stock.

DIVIDENDS

We have not declared or paid cash dividends on our common stock. Currently, we retain any future earnings, except those used to repurchase stock, to finance the growth and development of the business; however, we are currently considering paying cash dividends in the future. The Board of Directors may decide to declare a dividend, based upon its evaluation of our earnings, financial position, capital requirements and any other factors the Board of Directors may consider to be relevant. Under the terms of our revolving credit line with Bank of America we cannot pay dividends without the prior written consent of the bank. The Company also has a stock repurchase program that is currently subject to restriction under the Company’s line of credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and “Notes to Consolidated Financial Statements - Note G.”

Item 6.	Selected Financial Data

The following financial data is derived from, and should be read in conjunction with, the “Consolidated Financial Statements” and notes thereto. Information concerning significant trends in the financial condition and results of operations is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SELECTED HISTORICAL OPERATIONS DATA (In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net sales	$217,328	$244,941	$238,378	$229,276	$199,933
Gross profit	26,560	31,789	48,725	52,917	48,288
Operating expenses	44,845	57,968	40,868	35,297	33,569
Goodwill Impaired	2,442	543	0	0	0
Operating income (loss)	(20,727)	(26,722)	7,857	17,620	14,719
Earnings (Loss) from continuing operations before income taxes	(19,223)	(28,691)	8,208	17,245	14,351
Provision (Benefit) for income taxes	(6,060)	(8,791)	2,683	4,739	4,581
Income (Loss) before extraordinary items	(13,163)	(19,900)	5,525	12,506	9,770
Extraordinary Gain (Loss)	9,030	213	(3,475)	—	—
Net earnings (loss)	$(4,133)	$(19,687)	$2,050	$12,506	$9,770

Income (Loss) per share before extraordinary items
Basic	$(0.51)	$(0.75)	$0.21	$0.48	$0.37

Diluted	$(0.51)	$(0.75)	$0.20	$0.45	$0.36

Net earnings (loss) per share
Basic	$(0.16)	$(0.75)	$0.08	$0.48	$0.37

Diluted	$(0.16)	$(0.75)	$0.07	$0.45	$0.36

	Year Ended December 31,
	2008	2007	2006	2005	2004
Weighted average common shares outstanding
Basic	25,693	26,362	26,340	26,309	26,201

Diluted	25,693	26,362	27,725	27,807	27,289

SELECTED HISTORICAL BALANCE SHEET DATA (In thousands)

	December 31,
	2008	2007	2006	2005	2004
Working capital	$45,164	$50,251	$67,967	$60,595	$54,212
Total assets	161,017	183,555	207,104	172,216	159,670
Long-term obligations[1]	31,472	32,348	42,880	27,293	23,059
Total shareholders’ equity	82,768	87,402	107,379	105,534	93,161

[1]	Long-term obligations include long-term notes payable, long-term debt and capital lease obligations, including current maturities, convertible debt, and committed capital.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

OVERVIEW

Flanders is a full-range air filtration product company engaged in designing, manufacturing and marketing air filtration products and certain related products and services. Our focus has evolved from expansion through acquisition to increasing the quality and efficiency of our high-volume replacement filtration products, and using these benefits to compete more effectively in the marketplace. We also design and manufacture much of our own production equipment for many of our air filtration products.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion and analysis is based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, and valuations of investments, goodwill, other intangible assets and long-lived assets. We base our estimates on historical experience, where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. We believe that the following critical accounting policies affect our more significant judgments and estimates used in preparation of our consolidated financial statements.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We base our estimates on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, additional allowances may be required.

We value our inventories at the lower of cost or market. We write down inventory balances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. Inventories were written down to net realizable value during the fourth quarter of 2008. The company reassessed its inventories due to the company selling certain facilities, transitioning away from direct sales offices and activities and due to the general downturn in the economy. Upon completion of the full examination of the company’s inventories, which began during the fourth quarter of 2008, management disposed of inventories that were of poor quality or damaged totaling approximately $4 million. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Estimates of our insurance costs are developed by management’s evaluation of the likelihood and probable amount of potential claims based on historical experience and evaluation of each claim. Changes in the key assumptions may occur in the future, which would result in changes to related insurance costs.

During the fourth quarter of 2008, because of the strategy to shed vertical integration, management adopted a plan to dispose of its remaining glass equipment. As part of that plan, an impairment loss of $3.1 million was recognized, which is included in Operating expenses on the Consolidated Statements of Operations.

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the Company’s carrying amount is greater than the fair value. In accordance with SFAS 142, the Company examined goodwill for impairment and determined that there were events that occurred in 2008 that impaired the goodwill. These events were the sale of certain direct sales division reporting units in which goodwill was attached. Accordingly, the Company recorded expense related to this impairment of $2.4 million in the fourth quarter of 2008.

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

RESULTS OF OPERATIONS (thousands omitted, except per share amounts)

2008 Compared to 2007

The following table summarizes the Company’s results of operations as a percentage of net sales for 2008 and 2007.

	2008		2007
Net sales	$217,328	100.0%	$244,941	100.0%

Gross profit	26,560	12.2	31,789	13.0
Operating expenses	44,845	20.6	57,968	23.7
Goodwill Impaired	2,442	1.1	543	0.2
Operating loss	(20,727)	(9.5)	(26,722)	(10.9)
Non operating (income) expense	(1,504)	0.1	1,969	(0.1)
Losses from operations before income taxes	(19,223)	(8.8)	(28,691)	(11.7)
Benefit for income taxes	(6,060)	(2.8)	(8,791)	(3.6)
Extraordinary items	9,030	4.2	213.1
Net loss	(4,133)	(1.9)	(19,687)	(8.0)

Net Sales: Net sales for 2008 decreased by $27,613 or 11.3%, to $217,328, from $244,941 for 2007. Sales decreased during the year of 2008 due to lower sales from direct sales offices in 2008 directly related to the strategy to concentrate efforts on the manufacturing and designing of air filters and air filtration equipment rather than the wholesale distribution of our products. The company had additional decreases in net sales through the retail distribution and commercial and industrial markets as a result of the general downturn in the economy.

Gross Profit: Gross profit for 2008 decreased $5,229 or 16.4%, to $26,560 which made up 12.2% of net sales, from $31,789 for 2007, which made up 13.0% of net sales. The decrease is due to the reduction in sales for 2008 along with a reassessment of inventory as a result of selling certain facilities, the impending sale of certain facilities, changing facilities from manufacturing locations to distribution centers and due to the downturn in the economy. This analysis resulted in the disposal of inventory of approximately $4 million. Additionally, the US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs and raw material costs, especially in the cost of metal.

Operating Expenses: Operating expenses for 2008 decreased $13,123, or 22.6%, to $44,845, from $57,968 in 2007. Operating expenses as a percentage of sales decreased in 2008 to 20.6% from 23.7% in 2007. The decrease in operating expenses was primarily due to a decrease in expense related to the company recording bad debts expense of approximately $8.1 million in 2007 and a decrease in operating expenses of $3.6 million were due to the cessation of direct sales activities in 2008. Royalty expense decreased in 2008 as compared to 2007 due to a decline in sales of our Arm & Hammer product line during 2008. Freight expense for outgoing shipments and commissions expense also decreased during 2008 due to the decrease in sales. This decrease in 2008 was offset by an increase in 2008 loss on asset impairments of $3.1 million compared to $2.5 million in 2007

Impairment of Goodwill—In accordance with SFAS 142, the Company examined goodwill for impairment and determined there were events that occurred in 2008 that impaired the goodwill. These events were the sale of certain direct sales division reporting units in which goodwill was attached Accordingly, the Company recorded expense related to this impairment of $2.4 million in the fourth quarter of 2008. In 2007 impairment of goodwill was $543.

Non operating (Income) Expenses: Non operating income increased approximately $3,473 to $1,504 for 2008, compared to expense of $1,969 in 2007. The increase in income was primarily due to a decrease in interest expense in 2008 of approximately $700 thousand as well as the sale of certain divisions of $1.4 million and the settlement of accounts payable to a vendor for $1.5 million less than originally owed.

Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain credits and adjustments, was approximately 32% and 38% for 2008 and 2007, respectively. The IRS is currently examining the Company’s federal income tax returns of 2004, 2005, and 2006. To date the IRS has not proposed any material adjustments for the 2004 through 2006. For the 2002 and 2003 examination, the IRS has proposed certain changes, resulting in additional liabilities due. The Company has submitted a petition for a redetermination of the changes with the U.S. Tax Court.

Extraordinary Items: In 2006, a warehouse in Terrell, Texas was destroyed by a fire. In 2007, a warehouse in Bartow, Florida was destroyed by a fire. In 2006, a warehouse in Auburn, Pennsylvania was damaged by a flood. The extraordinary gain of $9,030 during 2008 was calculated as the gain on the costs that were attributable to the Bartow fire and the Auburn flood ($1,587) that were less than the insurance proceeds ($15,479), net of taxes of $4,862. The extraordinary gain of $213 during 2007 was calculated as the gain on the costs that were attributable to the Bartow and Terrell fires ($16,373) that were less than the insurance proceeds ($16,728), net of taxes of $142.

2007 Compared to 2006

The following table summarizes the Company’s results of operations as a percentage of net sales for 2006 and 2005.

	2007		2006
Net sales	$244,941	100.0%	$238,378	100.0%
Gross profit	31,789	13.0	48,725	20.4
Operating expenses and Goodwill Impaired	58,511	23.9	40,868	17.1
Operating income (loss)	(26,722)	(10.9)	7,857	3.3
Nonoperating income (expense)	(1,969)	(0.1)	351.2
Earnings (Loss) before income taxes	(28,691)	(11.7)	8,208	3.4
Provision (Benefit) for income taxes	(8,791)	(3.6)	2,683	1.1
Extraordinary items	213.1		(3,475)	(1.5)
Net earnings (loss)	(19,687)	(8.0)	2,050.1

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

Extraordinary Items: In 2006, a warehouse in Terrell, Texas was destroyed by a fire and a warehouse in Auburn, Pennsylvania was damaged by a flood. In 2007, a warehouse in Bartow, Florida was destroyed by a fire. The extraordinary gain of $213 during 2007 was calculated as the gain on the costs that were attributable to the Bartow and Terrell fires ($16,373) that were less than the insurance proceeds ($16,728), net of taxes of $142. The extraordinary loss of ($3,475) was calculated as the loss on the costs that were attributable to the Terrell fire and the Auburn flood ($16,792) that exceeded the insurance proceeds ($11,000), net of taxes of 2,317.

EFFECTS OF INFLATION

During 2008, the US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs and raw material costs, especially in the cost of metal. This has had a negative impact on our margins.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

Working capital was $45,164 at December 31, 2008, compared to $50,251 at December 31, 2007. This included cash and cash equivalents of $404 and $498 at December 31, 2008 and 2007, respectively. The primary reason for the decrease in working capital was the reduction of accounts receivable as well as a reduction of inventory due to both strategic reasons and the disposal of certain inventories during the fourth quarter. Typically the company needs to maintain strategic inventory levels in order to satisfy the demand of on time delivery to its customers.

Trade receivables decreased $11,412, or 23.2% at December 31, 2008 from $49,094 at December 31, 2007. The decrease in accounts receivable is attributable to lower sales amounts in 2008 along with the timing differences in shipments and payments received.

Inventories decreased $15,687 or 33.3% to $31,549 at December 31, 2008 from $47,236 at December 31, 2007. The decrease inventory was due to the reduction in sales as well as a strategic reduction of inventory levels and the disposal of certain inventories during 2008.

Continuing operations generated $14,103 of cash in 2008, compared to $4,607 of cash in 2007. The increase in cash flows was primarily related to the decrease in inventory combined with insurance proceeds received in 2008 as well as a reduction in net loss from 2007 to 2008. Investing activities for continuing operations consumed $9,223 of cash during 2008, compared to generating $4,869 during 2007. The decrease in cash provided by investing activities was primarily attributable to the increase in the company’s acquisition of equipment that was done in 2008. Financing activities consumed $4,974 of cash in 2008, compared to $9,546 of cash in 2007, consisting primarily of payments on the revolving credit agreement and other long term borrowings.

On October 17, 2002, we signed agreements for a credit facility with Fleet Capital Corporation, now known as Bank of America through acquisition, which replaced and repaid our previous $30 million revolving credit facility. The Bank of America $36 million facility has up to $13 million of letters of credit and a $23 million revolving credit line, which expires on October 17, 2011. The facility is collateralized by substantially all of our assets. The line of credit agreement restricts capital expenditures, dividends and share repurchases. Unless this credit facility is renewed, it will expire on October 17, 2011. There are no prepayment penalties on any of the credit facilities with Bank of America.

Effective March 13, 2009, we entered into an amendment to our BOA credit facility, which waives certain technical covenant defaults and resets various financial covenants including our consolidated fixed charge coverage ratio, consolidated total funded debt to consolidated EBITDA, and minimum EBITDA. Our blended borrowing rate is currently approximately 5%. Reference is hereby made to the 19th Amendment to Loan and Security Agreement, attached as an exhibit to this Form 10-K for additional information.

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

As of December 31, 2008 we had the following fixed obligations and commitments

Year ended December 31,	Operating leases	Capital leases	Long-term debt	Other long-term obligations
2009	7,091	899	408	—
2010	6,865	398	433	—
2011	6,153	70	15,206	—
2012	5,885	72	485	—
2013	5,619	13	7,355	—
Thereafter	51,130	0	6,131	—

We believe that our cash on hand, cash generated by operations, and cash available from our existing credit facilities is sufficient to meet the capital demands of our current operations during the 2009 fiscal year. Any major increases in sales, particularly in new products, may require substantial capital investment for the manufacture of filtration products. Failure to obtain sufficient capital could materially adversely impact our growth potential.

In 1998, the Board of Directors authorized the repurchase of up to two million shares of our common stock, which repurchase was completed in September 2000. On September 22, 2000, the Board of Directors authorized the repurchase of up to an additional two million shares of common stock through open market or negotiated transactions. Further repurchases under this program are restricted under our current line of credit agreement, and require prior consent of Bank of America. As of February 27, 2009 approximately 658,000 shares had been repurchased in the open market under this authorization.

Outlook

During the past three years, we have captured additional market share among “big box” retailers like The Home Depot, Lowe’s and Wal-Mart, capitalizing on our ability to service national accounts from regional distribution centers. We anticipate additional market gains among these types of retailers during the next two years and are introducing new products focused on their marketing and end-user requirements. Sales to these retail outlets, while seasonal, also tend to follow progress in the overall economy. Additional gains in market share in this market may not have a significant impact on revenues without some recovery in the overall U.S. economy. Additionally, significant revenue enhancement to these customers is largely dependent upon the success of the new products we are introducing to this marketplace.

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

Sales of air filtration products for semiconductor facilities, historically a major market, are expected to be slow again during 2009, with most analysts pushing recovery for this sector out until 2010.

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

Our most common products, in terms of unit and dollar volume, are residential throw-away spun-glass filters, which usually sell for prices under $1.00. Any increase in consumer concern regarding air pollution, airborne pollens, allergens, and other residential airborne contaminants could result in replacement of some of these products with higher value products. Our higher value products include our NaturalAire® higher-efficiency filters for residential use with associated sales prices typically over $5.00 each. Any such trend would have a beneficial effect on our business.

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

We have continually looked for cost reductions in our products. During the past five years, we have continued to complete the development and redesigning of numerous systems and products which were only partially completed when we acquired the companies which originally claimed to have fully developed them. These products include the automated machinery necessary for high-speed production of our pleated filters, acquired with Precisionaire, and the mass-production processes for bonded carbon high-mass zero-density products. During 2006, we built our first fully automated production lines which reduced our labor related costs.

We plan on occupying and leasing the newly built Bartow facility, which was destroyed by a fire in July 2007, by March 2009. The new facility will be a 265,000 square foot, state of the art filter manufacturing facility.

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

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at December 31, 2008 was $31,472 Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2008. Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments. We have three interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds and one variable rate note. Under the interest rate swap agreements for the bonds, we receive or make payments on a monthly basis, based on the differential between 5.49% and a tax exempt interest rate as determined by a remarketing agent. Under the interest rate swap agreement for the note, we receive or make payments on a monthly basis, based on the differential between 5.86% and LIBOR plus 1.75%. These interest rate swaps are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swaps of $1,231 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts on the bonds expire in 2013 and 2015 and the interest rate swap on the note expires in 2013.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2008 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2008 our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Based on the COSO criteria and our management’s evaluation, our management believes our internal control over financial reporting as of December 31, 2008 was effective.

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

Name	Age	Title
Robert R. Amerson	58	Chairman of the Board and Director

Harry L. Smith, Jr.	38	Chief Executive Officer and Director

John Oakley	41	Senior Vice President of Operations and Chief Financial Officer

David M. Mock	56	Independent Director

Kirk Dominick	41	Independent Director

Jeffrey Korn	51	Independent Director

Robert R. Amerson. Mr. Amerson, age 58, has been President and Chief Executive Officer of the Company since 1987 but retired from these positions in December 2004 and served as Chairman of the Board of Directors until August 13, 2007, when he assumed the additional positions of Chief Executive Officer and President. In November 2008 Mr. Amerson became Chairman of the Board. Mr. Amerson has been a director since 1988. Mr. Amerson has a Bachelor of Science degree in Business Administration from Atlantic Christian College.

Harry L. Smith, Jr. Mr. Smith, age 38, has a long history in the air filtration industry. He has worked at Flanders since 1997, holding roles of increasing responsibility including working with the Flanders direct offices; ARW –Wholesale Division; FSS-Filter Sales and Service; FFI-Flanders Filters, Inc.; CSC-Charcoal Services, Inc., and AirSeal Filter Housings. Mr. Smith received his Bachelor of Science degree in Business Administration from East Carolina University in 1992. Mr. Smith was appointed our Chief Operating Officer in August 2007 and our Chief Executive Officer in November 2008.

John Oakley. Mr. Oakley, age 41, most recently served as Chief Financial Officer of Nexxus Lighting, Inc. Prior to starting with Nexxus Lighting in June 2007, he held several posts of increasing responsibility with Home Meridian International and its subsidiary Pulaski Furniture Corporation, including Director and CFO of Home Meridian and Senior Vice President and Chief Financial Officer of Pulaski Furniture, having joined the company in 2001. Earlier in his career, Mr. Oakley served as Corporate Controller for Collins and Aikman Floorcoverings, Inc. and Senior Auditor for Arthur Andersen. Mr. Oakley was appointed our Senior Vice President of Operations and Chief Financial Officer in December 2008.

David M. Mock. Mr. Mock, age 56, has served as an independent director of Flanders Corporation since August 2003. He serves on the Compensation Committee and Audit Committee. Mr. Mock is currently a General Partner in Sand Hill Factory, LLC, a consulting group providing operational, marketing, financial and strategic services to start-up technology companies. He is a General Partner with GMG Capital Partners, a New York-based investment firm, which he co-founded in 1997. Mr. Mock has extensive operations and private investment experience with respect to technology and natural resource companies. Mr. Mock has co-founded over 25 companies in the last two decades. He has served in a variety of management positions in all of these companies. These include chief operational officer, chief financial officer, chairman of the board, and director. Mr. Mock received his B.S. in Accounting from the University of Utah.

Kirk Dominick. Mr. Dominick, age 41, serves as President of DNS Associates, a full-service consulting firm that specializes in strategy development, organizational restructuring, management consulting, and board and resource development. Prior to joining DNS, Mr. Dominick enjoyed a seventeen-year career with Boys & Girls Clubs of America, most recently in the Office of Government Relations in Washington, D.C. In addition, Mr. Dominick is a Partner in InnerBanks Capital, a private equity firm focused on real estate development in emerging growth markets. Mr. Dominick holds a Bachelor of Science in Criminal Justice from East Carolina University. Mr. Dominick was appointed a Director in December 2007.

Jeffrey Korn. Mr. Korn, age 51, has been a corporate attorney since 1982. He was originally in private practice in Jacksonville, Florida from 1982-1999 in a commercial litigation and business practice. He was general counsel and a member of the board of directors of Prosoft Training (formerly a NASDAQ company now sold) from 1987-2005. Since 2003, Mr. Korn has served as general counsel in iMergent, Inc. (IIG, AMEX). Since 2001, Mr. Korn has maintained a private legal and corporate consulting practice. Mr. Korn was appointed a Director in December 2007.

Our Corporate Governance Practices

At Flanders Corporation we have always believed in strong and effective corporate governance procedures and practices. In that spirit, we have summarized several of our corporate governance practices below.

Adopting Governance Guidelines	The Board of Directors has adopted a set of corporate governance guidelines to establish a framework within which it will conduct its business and to guide management in its running of your Company. The governance guidelines can be found on our website at www.flanderscorp.com and are summarized below.

Monitoring Board Effectiveness	It is important that our Board of Directors and its Committees are performing effectively and in the best interest of the Company and its stockholders. The Board of Directors and each Committee are responsible for annually assessing their effectiveness in fulfilling their obligations. In addition, our Nominating and Governance Committee is charged with annually reviewing the Board of Directors and its membership.

Conducting Formal Independent Director Sessions	At the conclusion of each regularly scheduled Board meeting, the independent Directors meet without Flanders Corporation management or any non-independent Directors.

Hiring Outside Advisors	The Board and each of its Committees may retain outside advisors and consultants of their choosing at the Company’s expense, without management’s consent.

Avoiding Conflicts of Interest	Flanders Corporation expects its Directors, executives and employees to conduct themselves with the highest degree of integrity, ethics and honesty. Flanders Corporation’s credibility and reputation depend upon the good judgment, ethical standards and personal integrity of each Director, executive and employee. In order to provide assurances to Flanders Corporation and its stockholders, Flanders Corporation has implemented standards of business conduct which provide clear conflict of interest guidelines to its employees, as well as an explanation of reporting and investigatory procedures.

Providing Transparency	Flanders Corporation believes it is important that stockholders understand our governance practices. In order to help ensure transparency of our practices, we have posted information regarding our corporate governance procedures on our website at www.flanderscorp.com.

Communications with the Board of Directors	Although Flanders Corporation does not have a formal policy regarding communications with the Board of Directors, stockholders may communicate with the Board of Directors by writing to the Company at Flanders Corporation, Attention: Investor Relations, 531 Flanders Filters Road, Washington, NC 27889. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Standards of Business Conduct	The Board of Directors has adopted a Code of Business Conduct and Ethics for all of the Company’s employees and Directors, including the Company’s principal executive and senior financial officers. You can obtain a copy of our Code of Business Conduct and Ethics via our website at www.flanderscorp.com, or by making a written request to the Company at Flanders Corporation, Attention: Investor Relations, 531 Flanders Filters Road, Washington, NC 27889. We will disclose any amendments to the Code of Business Conduct and Ethics, or waiver of a provision there from, on our website at the same address.

Ensuring Auditor Independence	Flanders Corporation has taken a number of steps to ensure the continued independence of our outside auditors. Our independent auditors report directly to the Audit Committee, which also has the ability to pre-approve or reject any non-audit services proposed to be conducted by our outside auditors.

Item 11.	Executive Compensation

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

Equity Incentive Plan

During 2007, the Company adopted the Equity Incentive Plan (the Plan) to assist the Company in securing and retaining key employees and consultants. The Plan authorizes grants of incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights (“awards”) to officers, directors, outside consultants and key employees of the Company. There are 2,000,000 shares of Common Stock reserved for award under the Plan. During 2008 the Company awarded options to purchase 55,000 shares of Common Stock under the Plan which are fully vested and not subject to performance or service requirements.

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

Other Equity Incentives. The 2007 Equity Incentive Plan also allows for the issuance of stock appreciation rights, performance shares, restricted stock awards, dividend equivalents, and other forms of equity incentive arrangements. Historically, we have utilized stock options as the primary method of rewarding and compensating employees under our equity incentive arrangements. However, if the need arises, we have the flexibility to utilize other equity incentive instruments besides stock options under the 2007 Equity Incentive Plan. During 2008, the Company awarded stock warrants to purchase 15,000 shares of Common Stock under the Plan.

Restricted Stock Awards. The Compensation Committee is authorized under the Plan to issue shares of restricted common stock to eligible participants on such terms and conditions and subject to such restrictions, if any, outstanding under the Plan. As of December 31, 2008, no restricted shares have been awarded.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed. Based solely upon review of copies of such forms, or written representations that there were no unreported holdings or transactions, the Company believes that for the fiscal year ending December 31, 2008 all Section 16(a) filing requirements applicable to its officers and directors were complied with on a timely basis.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

General

The Compensation Committee of the Board of Directors is currently composed of our three independent directors, Messrs. Mock, Korn and Dominick who have no “interlocking relationships” (as defined by the SEC).

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

Base and Bonus Compensation

Base compensation amounts for our executive officers are set pursuant to arms-length negotiation and written employment agreements. When setting base salary, we review a number of factors, including but not limited to executives of similar position, responsibility, experience, qualifications and performance, which allows us to recruit and retain the based qualified executives and provide our executives with reasonable predictability regarding their basic annual standard of living. Base salaries of executives are reviewed annually by our Compensation Committee, as part of our annual review process and in light of the executive’s individual performance and our performance during the year, and the then current competitive conditions.

Prior to our year ending 2008, we did not have in place formal incentive or cash bonus plans. Beginning in 2008, the Compensation Committee reviews, approves and communicates, clear and measurable individual and company performance objectives against which the Compensation Committee evaluates performance of executives at the end of the fiscal year. In general, annual performance goals are intended to be challenging yet attainable. Generally, the Compensation Committee establishes bonus target amounts as a percentage of base salary for each of our executive officers, which currently ranges from 20% to 50% of base salary.

In addition, in the event of exceptional performance, such bonus target percentages would be increased that result in actual bonuses being as high as 100% of base salary. The Compensation Committee may establish or take into account additional subjective performance criteria in evaluating an individual’s executive performance during a given fiscal year in establishing an executive’s actual bonus amount for a given fiscal year.

In 2008, we rewarded Harry Smith, our Chief Executive Officer, with a $175,000 bonus, which represented 50% of his base salary. This bonus was awarded based on Mr. Smith directing our continuing ongoing program to centralize functions and eliminate duplication of efforts between subsidiaries. Our Compensation Committee felt that Mr. Smith’s efforts during 2008 warranted a bonus equal to 50% of his base salary inasmuch as he surpassed the objects and goals for which he was responsible.

We awarded Cully Bohush a $50,000 cash bonus. Prior to our retaining John Oakley as our new Chief Financial Officer, in December 2008, Mr. Bohush served as our Chief Accounting Officer. He was also instrumental in consolidating and moving our administrative offices in St. Petersburg, Florida to Tampa, Florida. Accordingly, our Compensation Committee felt that he met his performance objectives for 2008, entitling him to a $50,000 cash bonus.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the preceding Compensation Disclosure and Analysis with management, and based on such review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Disclosure and Analysis be included in this Form 10-K.

Compensation Committee

Kirk Dominick

Jeffrey G. Korn

David Mock

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

Review of Annual Results

The Audit Committee reviewed and discussed the Company’s financial statements for the year ended December 31, 2008 with the Company’s management. The Audit Committee also discussed the statements with the Company’s independent auditors. In particular, the Audit Committee discussed with the independent auditors the matters required by SAS 61.

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

Based on its review and the discussions noted above, the Audit Committee recommended to the Board of Directors that the Company’s Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006 be included in the Company’s Annual Report on Form 10-K for 2008.

Respectfully submitted,

David M. Mock Jeffrey Korn
Kirk Dominick

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company’s Named Executive Officers.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)
Steven K. Clark Former Chief Executive Officer (Former Principal Executive Officer)	2007	[1]	255,770	—	—	—		—	—	6,073
	2006		350,000	—	—	—		—	—	8,389

Robert Amerson Chief Executive Officer	2008		356,731	—	—	—		—	—	—
	2007	[1]	350,000	—	—	—		—	—	—
	2006		350,000	—	—	—		—	—	—

Harry Smith Chief Operating Officer	2008		236,538	175,000	—	1,267,117	[3]	—	—	—
	2007		140,095	—	—	333,269	[2]	—	—	—

John W. Hodson Former Chief Financial Officer (Former Principal Financial Officer)	2007		75,500	—	—	—		—	—	2,241
	2006		127,153	—	—	—		—	—	3,857

Cully Bohush Chief Accounting Officer (Principal Accounting Officer)	2008		142,131	50,000	—	—		—	—	—
	2007		117,145	—	—	—		—	—	1,004

James B. “Buddy” Mercer (Former Vice President Operations)	2007		115,877	—	—	—		—	—	—
	2006		119,899	—	—	—		—	—	—

[1]

Mr. Amerson and Mr. Clark each had an annual salary of $350,000, plus a possible bonus each year, under their respective Employment Agreements, as amended. Mr. Clark was removed from CEO in during 2007.

[2]	This is grant date fair value of 100,000 vested stock options computed in accordance with FAS 123R.
[3]	This is grant date fair value of 400,000 stock options that vested in 2008 computed in accordance with FAS 123R.

GRANTS OF PLAN BASED AWARDS TABLE

The following tables set forth the number of securities underlying stock options granted to the named executive officers under the Company’s stock option plans during the year ended December 31, 2008.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares of Stock or Units (#)	Exercise or Base Price of Option Awards ($ / Sh)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)[6]	Target (#)	Maximum (#)
John Oakley	12/31/08				50,000					$4.69

OPTION EXERCISES AND STOCK VESTED TABLE

The following table sets forth the aggregate number and value of stock options at year end by the Company’s Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert Amerson	—	$—	—	$—
Harry Smith	—	$—	—	$—
John Oakley	—	$—	—	$—
Cully Bohush	—	$—	—	$—

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table discloses information regarding outstanding awards under stock option plans as of December 31, 2008. The table omits any Stock Award columns because the Company does not have any Stock Award Plans.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Robert R. Amerson	1,000,000	—	—	$2.50	12/22/09
	1,000,000	—	—	$7.50	11/07/11
Harry Smith	20,000	—	—	$8.60	08/24/09
	50,000	—	—	$8.85	07/01/10
	500,000	—	—	$4.99	10/16/17
John Oakley	50,000	—	—	$4.69	12/31/13
Cully Bohush	20,000	—	—	$5.21	03/15/09
	50,000	—	—	$11.10	12/06/10

[6]	The terms of the awards below do not provide for target or maximum amounts.

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

DIRECTOR COMPENSATION TABLE

The following table sets forth all material Director compensation information during the year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)	Option Awards ($)[2]	All Other Compensation		Total[3]
David Mock	20,000	—	$18,816	—		$38,816
Jeff Korn	20,000	—	—	88,000	[4]	$108,000
Kirk Dominick	20,000	—	—	—		$20,000

[1]	This column reports the amount of cash compensation earned in 2008 for Board and committee service.
[2]

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock options granted to the directors in 2008. The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS 123R.

[3]	The Non-Equity Incentive Plan Compensation and the Change in Pension Value and Nonqualified Deferred Compensation columns are not applicable and are omitted from this table.
[4]	Compensation represents compensation for being lead director.

EMPLOYMENT AGREEMENTS

Mr. Amerson has an employment agreement effective as of December 15, 1995 (“Employment Agreement”). The Employment Agreement, as amended, provide for an annual base salary of $350,000 for Mr. Amerson and terminates in 2010. The Employment Agreements also provide that the executive shall be entitled to the following termination payments: (i) 100% of his current base salary if the employment is terminated as a result of his death or disability; (ii)

up to 200% of his current base salary if the employment is terminated by the Company for any reason other than death, disability or for cause, or (iii) up to 250% of the executive’s gross income during the year preceding his termination if the Employment Agreement is terminated by the executive for good reason or by the Company for any reason other than death, disability or cause and the termination occurs within two years after a change of control of the Company has occurred.

Mr. Smith has an employment agreement effective as of December 1, 2008 (“Employment Agreement”). The Employment Agreement provides for an annual base salary of $350,000 and terminates on November 30, 2011. Mr. Smith will also be entitled to receive a bonus of $37,500 per quarter upon meeting targets established and agreed to by the Compensation Committee of the Board of Directors. The Employment Agreements also provide that the executive shall be entitled to the following termination payments: (i) pay to Executive an amount equal to Executive’s compensation, discussed above, from the Company for the previous 18 months, plus the value of any accrued or unused vacation and (ii) provide acceleration and immediate vesting of all of Executive’s stock options from the Company which have not yet vested at that time, and such accelerated options as well as any other options which have vested and are then exercisable shall be exercisable for a period of three (3) months following the date of termination and shall then expire and be of no further force or effect.

Mr. Oakley has an employment agreement effective as of January 28, 2009 (“Employment Agreement”). The Employment Agreement provides for an annual base salary of $200,000 and terminates on January 27, 2012. Mr. Oakley will also be entitled to receive a bonus of 50% of base salary upon meeting targets established and agreed to by the Chief Executive Officer. The Employment Agreements also provide that the executive shall be entitled to the following termination payments: (i) pay to Executive an amount equal to Executive’s compensation, discussed above, from the Company for the previous 12 months, plus the value of any accrued or unused vacation and (ii) provide acceleration and immediate vesting of all of Executive’s stock options from the Company which have not yet vested at that time, and such accelerated options as well as any other options which have vested and are then exercisable shall be exercisable for a period of three (3) months following the date of termination and shall then expire and be of no further force or effect.

OTHER INFORMATION REGARDING THE BOARD OF DIRECTORS

Board Meetings and Committees

The Nominating Committee and Corporate Governance Committee were established in 2004. It oversees the qualification and nomination process for potential director candidates, reviews the continued qualification of existing directors and is responsible for corporate governance oversight. Our Nominating Committee and Corporate Governance Committee consist of our three independent directors, Messrs. Mock, Korn, and Dominick.

In the course of reviewing potential director candidates, the Nominating Committee and Corporate Governance Committee will consider nominees recommended by security holders of the Company. When considering a potential candidate for membership on the Board of Directors, the Nominating Committee and Corporate Governance Committee may consider, in addition to the minimum qualifications and other criteria for Board membership approved by the Board of Directors, all facts and circumstances that the Nominating Committee and Corporate Governance deems appropriate or advisable, including, among other things, the skills of the proposed Director candidate, his or her availability, depth and breadth of business experience or other background characteristics, his or her independence and the needs of the Board of Directors. At a minimum, each nominee, whether proposed by a stockholder or any other party, is expected to have the highest personal and professional integrity, shall demonstrate sound judgment and shall be expected to effectively interact with other members of the Board of Directors to serve the short and long-term interests of the Company and its stockholders. In addition, the Nominating Committee and Corporate Governance Committee may consider whether the nominee has direct experience in the Company’s industry or in the markets in which the Company operates and whether the nominee, if elected, assists in achieving a mix of Board members that represents a diversity of background and experience.

During 2008, the Board of Directors met eight times and also executed various consent resolutions and written actions in lieu of meetings. Additionally, all directors were present, either in person or by proxy, at the Fiscal 2007 Annual Meeting of the Shareholders held in December of 2008.

The Board of Directors currently has an Audit Committee and a Compensation Committee. The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent auditors, reviews and evaluates the Company’s internal audit and control functions, monitors transactions between the Company and its employees, officers and directors, and completes other functions as required by the Public Company Accounting Reform and Investor Protection Act (the “Sarbanes-Oxley Act”) passed in 2002. David Mock is considered the audit committee financial expert. The Compensation Committee administers the Company’s equity incentive plans and designates compensation levels for executive officers and directors of the Company. The Audit Committee met four times during 2008. The Compensation Committee met four times during 2008.

Currently, the Audit Committee consists of Messrs. Mock, Korn and Dominick, with Mr. Mock serving as Chair. The Compensation Committee consists of Messrs. Mock and Korn. Mr. Mock serves as Chair and Mr. Amerson serve as non-voting advisory members.

There is no family relationship between the directors, executive officers or persons nominated or appointed by the board to become directors or executive officers. Directors are “independent” in accordance with the rules of NASDAQ. Each director attended at least 75% of (a) the total number of meetings of the board of directors, and (b) the total number of meetings of all committees of the board of directors on which he served for Fiscal Year 2007. Our policy is to encourage board members to attend the annual meeting of stockholders. All of our directors attended the previous annual meeting.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of December 31, 2008. Except as indicated in the following footnotes, each listed beneficial owner has sole voting and investment power over the shares of common stock held in their names.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)
Robert R. Amerson (2) 531 Flanders Filters Road Washington, NC 27889	7,512,103	29.43%

Harry Smith (3) 531 Flanders Filters Road Washington, NC 27889	1,196,927	4.68%

Cully Bohush(4)	73,826	*

Jeff Korn (5)	90,000	*

Kirk Dominick(6)	50,000	*

David Mock(7)	90,700	*

John Oakley(8)	50,000	*

Heartland Advisors 789 North Water Street Milwaukee, WI 53202	2,571,537	10.07%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	1,595,319	6.25%

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)
Bank of America Corporation 100 North Tryon Street, Floor 25 Bank of America Corporate Center Charlotte, NC 28255	1,408,117	5.51%

Officers and Directors as a group (7 persons) (2), (3), (4), (5), (6), (7) , (8)	9,063,556	35.50%

*	Represents less than 1% of the total issued and outstanding shares of common stock.
(1)

Applicable percentage of ownership is based on 25,524,074 shares of common stock outstanding as of December 31, 2008, together with all applicable options for unissued securities for such shareholders exercisable within 60 days. Shares of common stock subject to options exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

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

(8)	Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $4.69 per share. These options expire in 2013.

Item 13.	Certain Relationships and Related Transactions

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

Related party transactions

As of December 31, 2008 the Company has entered into six operating leases expiring between 2025 and 2028 with Wal-Pat II. Wal-Pat II is owned by Robert R. Amerson, our Chairman of the Board. The monthly payments to Wal-Pat II total approximately $228,000. The Company made payments to Wal-Pat II of approximately $3,402,000, $3,372,000 and $2,816,000 in 2008, 2007 and 2006, respectively. The Company believes these leases are at prevailing market rates and our Audit Committee has ratified our current leases and acquisition of the Bartow property by and between us and Wal-Pat II.

During the year ended December 31, 2008, we paid $253,000 to a limited liability company owned equally by Harry Smith and Robert Amerson for use of this entity’s corporate aircraft. Our Audit Committee has ratified our reimbursements to this entity. On a monthly basis, we are provided an invoice, which sets forth the details of each use of this aircraft by management, including the business purpose, the passengers, and the destination of each flight.

In November 2008, we redeemed a total of 200,000 common shares (100,000 common shares each for Mr. Amerson and Mr. Smith) at $6.00 per share. Mr. Amerson and Mr. Smith used these proceeds to satisfy installment obligations on their personal obligations to BB&T, which are secured by a pledge of our shares they own. See “Risk Factors – A significant amount of our leased physical facilities are owned by an affiliate of Mr. Amerson and a substantial number of our shares are pledged to a financial institution”. Our Audit Committee ratified this transaction.

Item 14.	Principal Accountant Fees and Services (dollar amounts in thousands)

Audit Fees

Our principal accountants billed us an aggregate of approximately $241,000 and $279,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2008 and 2007, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar years.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

Our principal accountants billed us an aggregate of approximately $115,000 and $180,00 in fees and expenses for tax compliance, tax advice and tax planning during calendar years ended December 31, 2008 and 2007, respectively.

All Other Fees

Our principal accountants billed us an aggregate of approximately $11,000 and $33,000 in fees and expenses during calendar years ended December 31, 2008 and 2007, respectively, for products and services other than those products and services described above.

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

Code of Ethics for Senior Financial Officers

The “code of ethics” established by the Company for its Senior Financial Officers is required to be signed by each such officer, is maintained on file by the Company, and incorporates the following:

Senior Financial Officers hold an important and elevated role in corporate governance. While members of the management team, they are uniquely capable and empowered to ensure that all stakeholders’ interests are appropriately balanced, protected and preserved. This Code provides principles to which Flanders Corporation Officers are expected to adhere and advocate. They embody rules regarding individual and peer responsibilities, as well as responsibilities to employers, the public and other stakeholders. Our Senior Financial Officers agree by their signature below that they will:

1.	Act with honesty and integrity, avoiding actual or apparent conflicts of interest in personal and professional relationships.

2.	Will make reasonable efforts to comply with rules and regulations of federal, state, provincial and local governments, and other appropriate private and public regulatory agencies as known to them and will make reasonable efforts to maintain or obtain a professional level of knowledge of applicable rules and regulations.

3.	Act in good faith, responsibly, with due care, competence and diligence, without misrepresenting material facts or allowing one’s independent judgment to be subordinated.

4.	Respect the confidentiality of information acquired in the course of one’s work except when authorized or otherwise legally obligated to disclose. Confidential information acquired in the course of one’s work will not be used for personal advantage.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following constitutes a list of Financial Statements, Financial Statement Schedules and Exhibits used in this report.

(a)(1)	Financial Statements: Financial Statements are included beginning at page F-1 as follows:

	Report of Independent Registered Public Accounting Firm	F-2

	Consolidated Balance Sheets at December 31, 2008 and 2007	F-5

	Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006	F-6

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006	F-7

	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006	F-8

	Notes to Consolidated Financial Statements	F-10

(a)(2)	Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm on schedule	F-35

	Schedule II. Valuation and Qualifying Accounts	F-36

All schedules not listed have been omitted because they are not applicable or the information has been otherwise supplied in the Registrant’s financial statements and schedules.

(b)	Exhibits:

3.1	Articles of Incorporation for Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.

3.2	Bylaws of Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.

10.1	Loan and Security Agreement, dated October 9, 2002, by and among Fleet Capital Corporation, Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc. and Flanders Realty Corp., filed with the Form 8-K/A dated October 21, 2002.

10.2	First Amendment to Loan and Security Agreement, dated October 18, 2002, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Fleet Capital Corporation, filed with the Form 8-K/A dated October 21, 2002.

10.3	Second Amendment to Loan and Security Agreement, dated November 19, 2002, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Fleet Capital Corporation, filed with the Form 8-K/A dated October 21, 2002.

10.3.1	Third Amendment to Loan and Security Agreement, dated September 6, 2003 by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Fleet Capital Corporation filed with Form 10-K dated December 31, 2007.

10.3.2	Fourth Amendment to Loan and Security Agreement, dated December 8, 2003, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Fleet Capital Corporation filed with Form 10-K dated December 31, 2007.

10.3.3	Eleventh Amendment to Loan and Security Agreement, dated September 20, 2007, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Bank of America filed with Form 10-K dated December 31, 2007.

10.4	Support Agreement and Guaranty dated October 18, 2002, between Fleet Capital Corporation and Steven K. Clark, filed with the Form 8-K/A dated October 21, 2002.

10.5	Support Agreement and Guaranty dated October 18, 2002, between Fleet Capital Corporation and Robert Amerson, filed with the Form 8-K/A dated October 21, 2002.

10.6	Continuing Guaranty Agreement dated October 18, 2002, between Fleet Capital Corporation and Superior Diecutting, Inc., filed with the Form 8-K/A dated October 21, 2002.

10.7	Amended and Restated Continuing Guaranty dated November 26, 2002, between Fleet Capital Corporation and Superior Diecutting, Inc., filed with the Form 8-K/A dated October 21, 2002.

10.8	Loan Agreement between Will-Kankakee Regional Development Authority and Flanders Corporation dated December 15, 1997, filed with the December 31, 1997 Form 10-K, and incorporated herein by reference.

10.9	Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated April 1, 1998, filed with the Form 10-Q dated March 31, 1998, and incorporated herein by reference.

10.10	Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated March 1, 2000, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.11	Flanders Corporation 1996 Director Option Plan, filed with the Form 10-K dated December 31, 1995, and incorporated herein by reference.

10.12	Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

10.13	Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.

10.14	Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the Form 10-K dated December 31, 1997 and incorporated herein by reference.

10.15	Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.16	Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Robert R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

10.17	Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.

10.18	Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with the Form 10-K dated December 31, 1997 and incorporated herein by reference.

10.19	Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.20	Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

10.21	Amendment to Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.22	Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated November 7, 2001, filed with Form 10-K for December 31, 2001, incorporated herein by reference.

10.23	Stock Option Agreement between Flanders Corporation and Steven K. Clark dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

10.24	Amendment to Stock Option Agreement between Flanders Corporation and Steven K. Clark dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.25	Stock Option Agreement between Flanders Corporation and Steven K. Clark dated November 7, 2001, filed with Form 10-K dated December 31, 2001, incorporated by reference.

10.26	Note Agreement between Steven K. Clark and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.27	Note Agreement between Robert R. Amerson and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.28	Stock Option Agreement between Flanders Corporation and Steven K. Clark dated August 24, 2004, filed with Form 10-K dated December 31, 2004, incorporated by reference.

10.29	Stock Option Agreement between Flanders Corporation and Steven K. Clark dated December 7, 2005, filed with Form 10-K dated December 31, 2005, incorporated by reference.

10.30	Settlement Agreement and Mutual Release between Steven K. Clark and Flanders Corporation dated October 3, 2007, filed with Form 8-K dated October 5, 2007, incorporated by reference.

10.31	Master Lease Amendment between Wal-Pat, LLC and Flanders Corporation dated September 6, 2007, filed with Form 8-K dated September 7, 2007, incorporated by reference.

10.32	Separation Agreement and General Release between John Hodson and Flanders Corporation dated August 2, 2007, filed as an exhibit to Form 10-Q dated August 7, 2007, incorporated by reference.*

10.33	2007 Equity Incentive Plan filed as an exhibit to the 2006 Proxy Statement dated November 13, 2007, incorporated by reference.*

10.34	Employment Agreement between Registrant and Harry Smith dated November 21, 2008, filed as an exhibit to Form 8-K dated November 24, 2008, incorporated by reference.*

10.35	Employment Agreement between Registrant and John Oakley dated January 28, 2009, filed as an exhibit to Form 8-K dated January 30, 2009, incorporated by reference.*

10.36	Asset Purchase Agreement and Supply Agreement between Registrant and Superior Filters, LLC relating to sale of Media Supply Assets, filed as exhibits to Form 8-K dated June 20, 2008, incorporated by reference.

10.37	Form of un-amended lease between Wal-Pat, LLC and the Registrant, filed as an exhibit to Form 8-K dated September 8, 2007, incorporated by reference.

10.38	Nineteeth Amendment to Loan and Security Agreement, dated March 13, 2009, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Bank of America (filed herewith).

21	Subsidiaries of the Registrant filed as an exhibit to December 31, 2007 Form 10-K.

23.1	Consent of Pender Newkirk LLP for incorporation by reference of their report into Form S-8 filed on July 21, 1997.

23.2	Consent of Grant Thornton LLP for incorporation by reference of their report into Form S-8 filed on July 21, 1997.

24	Power of Attorney (included on Signature page of this report).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (filed herewith).
* Represents a current management contract or compensatory plan or arrangement

(c)	Financial Statement Schedules: See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 16th day of March, 2009.

FLANDERS CORPORATION

By	/s/ Harry Smith
Harry Smith
Chief Executive Officer / (Principal Executive Officer)

By	/s/ John Oakley
John Oakley
Chief Financial Officer / (Principal Financial Officer)

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

Signature	Title	Date

/s/ Harry L. Smith, Jr. Harry L. Smith, Jr.	Chief Executive Officer / (Principal Executive Officer)	March 16. 2009

/s/ John Oakley John Oakley	Chief Financial Officer / (Principal Financial Officer)	March 16, 2009

/s/ Robert Amerson Robert Amerson	Director	March 16, 2009

/s/ Jeffrey Korn Jeffrey Korn	Director	March 16, 2009

/s/ Kirk Dominick Kirk Dominick	Director	March 16, 2009

/s/ David M. Mock David M. Mock	Director	March 16, 2009

FLANDERS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2008, 2007 and 2006

The accompanying notes are an integral part of these financial statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Flanders Corporation and Subsidiaries

Washington, North Carolina

We have audited the accompanying consolidated balance sheets of Flanders Corporation and subsidiaries (the “Company”) as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2008, 2007, and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2008 and 2007 and the consolidated results of its operations and cash flows for the years ended December 31, 2008, 2007, and 2006 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

Pender Newkirk & Company, LLP

Certified Public Accountants

Tampa, Florida

March 13, 2009

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2008 has been audited by Pender Newkirk and Company, LLP, independent registered public accounting firm, as stated in their report which is included herein.

The accompanying notes are an integral part of these financial statements

Report of Independent Registered Public Accounting Firm

Board of Directors

Flanders Corporation and Subsidiaries

Washington, North Carolina

We have audited the internal control over financial reporting of Flanders Corporation and Subsidiaries (the “Company”) as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of the Company as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008, 2007 and 2006 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

Pender Newkirk & Company, LLP

Certified Public Accountants

Tampa, Florida

March 13, 2009

The accompanying notes are an integral part of these financial statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except per share data)

	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$404	$498
Receivables:
Trade, less allowance for doubtful accounts: $3,683 in 2008 and $3,663 in 2007	37,682	49,094
Other	280	1,260
Inventories	31,549	47,236
Deferred taxes	4,285	4,197
Income taxes	10,048	8,549
Other current assets	4,714	2,672

Total current assets	88,962	113,506
Property and equipment, net	57,156	61,468
Intangible assets, net	295	3,872
Notes Receivable and Other assets	14,604	4,709

	$161,017	$183,555

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital lease obligations	$1,307	$2,736
Accounts payable	22,795	30,046
Accrued expenses	13,517	24,593
Other current liabilities	6,179	5,880

Total current liabilities	43,798	63,255
Long-term capital lease obligations, less current maturities	554	943
Long-term debt, less current maturities	29,611	28,669
Long-term liabilities, other	4,286	2,112
Deferred taxes	0	1,174
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 10,000 shares authorized; none issued		—
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 25,524 and 25,691 as of December 31, 2008 and 2007, respectively	26	26
Additional paid-in capital	87,253	87,305
Accumulated other comprehensive loss	(1,231)	(782)
Retained (deficit) earnings	(3,280)	853

	82,768	87,402

	$161,017	$183,555

The accompanying notes are an integral part of these financial statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,

(In thousands, except per share data)

	2008	2007	2006
Net sales	$217,328	$244,941	$238,378
Cost of goods sold	190,768	213,152	189,653

Gross profit	26,560	31,789	48,725

Operating expenses	44,845	57,968	40,868

Goodwill Impaired	2,442	543	0

Operating income (loss)	(20,727)	(26,722)	7,857

Non operating income (expense)
Other income, net	3,598	774	2,400
Interest expense	(2,094)	(2,743)	(2,049)

	1,504	(1,969)	351

Earnings (Losses) from operations before income taxes	(19,223)	(28,691)	8,208

Provision (Benefit) for income taxes	(6,060)	(8,791)	2,683

Income (Loss) before extraordinary items	(13,163)	(19,900)	5,525
Extraordinary Items:
Extraordinary Gain (Loss) – Flood loss (net of taxes $174 in 2008 and $1,012 in 2006)	324	0	(1,518)
Extraordinary Gain (Loss) – Fire loss (net of taxes $4,688, $142, and $1,305 for 2008, 2007 and 2006, respectively)	8,706	213	(1,957)

Net earnings (loss)	(4,133)	$(19,687)	$2,050

Income (Loss) before extraordinary items Basic earnings per share	$(.51)	$(.75)	$.21
Extraordinary items	.35	$0	$(.13)

Net earnings (loss) per share	$(.16)	$(.75)	$.08

Income (Loss) before extraordinary items Diluted earnings per share	$(.51)	$(.75)	$.20
Extraordinary items	$.35	$0	$(.13)

Net earnings (loss) per share	$(.16)	$(.75)	$.07

Weighted average common shares outstanding
Basic	25,693	26,362	26,340

Diluted	25,693	26,362	27,725

The accompanying notes are an integral part of these financial statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2008, 2007 and 2006

(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 1, 2006	$26	$90,758	$(6,987)	$(833)	$22,570	$105,534
Stock option award compensation		114				114
Accrued interest on notes receivable secured by common shares	—	—	(454)	—	—	(454)
Purchase and retirement of 13 shares of common stock	—	(148)	—	—	—	(148)
Issuance of 38 shares of common stock upon exercise of options	—	148	—	—	—	148
Comprehensive earnings
Net earnings	—	—	—	—	2,050	2,050
Gain on cash flow hedges	—	—	—	135	—	135

						2,185

Balance, December 31, 2006	$26	$90,872	$(7,441)	$(698)	$24,620	$107,379
Stock option award compensation		859				859
Accrued interest on notes receivable secured by common shares	—	—	(360)	—	—	(360)
Proceeds from notes receivable secured by common stock	—	—	2,355	—	—	2,355
Purchase and retirement of 826 shares of common stock	(1)	(4,327)	—	—	—	(4,328)
Issuance of 1,159 shares of common stock upon exercise of options	1	2,958	—	—	—	2,959
Common shares issued for satisfaction of trade accounts payable	—	1,454	—	—	—	1,454
Common shares received in lieu of Equity note receivable	—	(5,445)	5,446	—	—	1
Loss of controlling interest in affiliate	—	—	—	—	(4,080)	(4,080)
Tax Benefit from Stock Options	—	934	—	—		934
Comprehensive earnings
Net earnings	—	—	—	—	(19,687)	(19,687)
Gain on cash flow hedges	—	—	—	(84)	—	(84)

Total comprehensive earnings, net of tax						(19,771)

Balance, December 31, 2007	$26	$87,305	$(0)	$(782)	$853	$87,402
Stock option award compensation		1,426				1,426
Purchase and retirement of 306 shares of common stock	(1)	(1,904)	—	—	—	(1,905)
Issuance of 138 shares of common stock upon exercise of options	1	426	—	—	—	427
Tax Benefit from Stock Options	—	—	—	—		—
Comprehensive earnings
Net earnings	—	—	—	—	(4,133)	(4,133)
Gain on cash flow hedges	—	—	—	(449)	—	(449)

Total Comprehensive earnings, net of tax						(4,582)

Balance, December 31, 2008	$26	$87,253	$(0)	$(1,231)	$(3,280)	$82,768

The accompanying notes are an integral part of these financial statements

FLANDERS CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)	$(4,133)	$(19,687)	$2,050
Adjustments to reconcile earnings from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	6,396	7,415	8,087
Provision for doubtful accounts and notes	3,532	10,638	3,063
Provision for obsolete inventory	0	3,133	146
Goodwill impairment	2,442	543
Loss on sale of property and equipment	3,441	3,152	1
Compensation expense	1,426	859	114
Extraordinary (Gain) Loss	(9,030)	(213)	5,792
Proceeds from insurance claims	17,479	11,228	2,312
(Gain) Loss on sale of subsidiaries	(1,616)	222
Write down of notes receivable	694	0	0
Deferred taxes	(5,866)	(7,082)	825
Minority interest	0	(19)	66
Accrued interest on notes receivable secured by common shares	0	(360)	(454)
Change in working capital components:
Receivables	(6,826)	(10,344)	(7,021)
Inventories	12,874	2,527	(21,843)
Other current assets and income tax receivable	(4,085)	(15,463)	(13,234)
Accounts payable	(6,579)	5,441	15,479
Accrued expenses	3,529	6,069	529
Increase in Other Current Liabilities	300	5,880
Long Term Liabilities Other	125	668
Income taxes, net	0	0	0

Net cash provided by (used in) operating activities	14,103	4,607	(4,088)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions, net of cash acquired	—	—	(154)
Disposal of subsidiary and deconsolidation of VIE, net of cash disposed	(11)	(97)
Purchase of property and equipment	(14,445)	(7,838)	(20,490)
Proceeds from sale of property and equipment	3,457	6,004	306
Proceeds from insurance claim on building and equipment	—	5,500	8,688
Cash received (paid) on notes receivables—related party	—	428	(33)
Decrease in other assets and collections on notes receivable	1,776	872	164

Net cash provided by (used) in investing activities	(9,223)	4,869	(11,519)

- Continued -

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

Years Ended December 31,

(In thousands)

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments on) revolving credit agreement	(1,272)	(4,847)	19,408
Principal payments on long-term borrowings	(2,224)	(5,685)	(3,928)
Purchase and retirement of common stock	(1,534)	(1,369)	—
Proceeds from sale of common stock	56	—	—
Proceeds from notes receivable secured by common shares	—	2,355	—

Net cash provided by (used in) financing activities	(4,974)	(9,546)	15,480

Net (decrease) increase in cash and cash equivalents	(94)	(70)	(127)

CASH AND CASH EQUIVALENTS
Beginning of year	498	568	695

End of year	$404	$498	$568

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of $45 , $239 and $474 interest capitalized to property and equipment for 2008, 2007 and 2006, respectively:	$2,108	$2,824	$1,897

Income taxes paid	$964	$179	$2,426

Tax impact of Stock Options	$0	$934	$0

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Cashless exercise of common stock (Net)	$(370)	$(738)	$—

Accounts receivable in exchange for notes receivable	$677	$—	$20

Stock issued in lieu of trade accounts payable	$—	$1,454	$—

Sale of equipment for note receivable	$913	$996	$—

Common shares received in lieu of Equity note	$—	$5,446	$—

Offset of accrued expenses against trade accounts receivable	$13,678	$—	$—

Offset of accrued expenses against other receivables	$900	$—	$—

Purchase of building for debt	$2,619	$—	$—

ACQUISITION/DISPOSAL OF COMPANIES
Working Capital surplus acquired/disposed, net of cash and cash equivalents received	$1,425	$3,880	$215

Fair value of other assets acquired/(disposed), principally property and equipment	$(8,637)	$(1,466)	$74

Goodwill acquired/(disposed)	$(589)	$(1,428)	$295

Minority interest	$(141)	$—	$—

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

The Company designs, manufactures and sells air filters and related products. It is focused on providing complete environmental filtration systems for uses ranging from controlling contaminants in residences and commercial office buildings through specialized manufacturing environments for semiconductors and pharmaceuticals. The Company also designs and manufactures much of its own production equipment to automate processes to decrease labor costs associated with its standard products. The vast majority of the Company’s current revenues come from the sale of after-market replacement filters, since air filters are typically placed in equipment designed to last much longer than the filters.

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

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Air Filter Sales and Service, Inc. and Superior Diecutting, Inc. which were consolidated in accordance with FIN 46, “Consolidation of Variable Interest Entities”. All intercompany transactions and balances are eliminated in consolidation.

Prior to February 1, 2008, the Company was the primary beneficiary of Air Filter Sales and Service, Inc., which qualified as a variable interest entity. Accordingly, the assets and liabilities and revenues and expenses of this company have been included in the accompanying consolidated financial statements. As of February 1, 2008 Air Filter Sales and Service, Inc. ceased to be consolidated, due to the Stock Purchase Agreement which resulted in the Company no longer qualifying as the primary beneficiary. The accompanying financial statements present the consolidated result including Air Filter Sales and Service, Inc. up until February 1, 2008 with all intercompany transactions eliminated. After that date the financial statements do not include the financial results of Air Filter Sales and Service, Inc. As of December 31, 2008 and 2007, Air Filter Sales and Service, Inc. had assets of $0 and $836, liabilities of $0 and $788, revenues of $254 and $2,871, and expenses of $216 and $2,903, respectively. Creditors and beneficial holders of Air Filter Sales and Service, Inc have no recourse to the assets or general credit of the Company.

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

Net sales for the years ended December 31, 2008, 2007 and 2006 included sales to the following major customers, together with the receivables due from those customers:

	Amount of Net Sales			Trade Receivable Balance As of December 31,
	2008	2007	2006	2008	2007
Customer A	$10,675	$25,679	$30,922	$972	$1,874
Customer B	$29,332	$38,431	$38,549	$5,398	$12,739

4.	Use of estimates

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

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is the Company’s policy to accrue interest on past due receivables. The provision expensed for doubtful accounts and notes was $3,532, $10,638, and $3,063 for the years ended December 31, 2008, 2007 and 2006, respectively.

7.	Fair value of financial instruments

The carrying amount of cash equivalents, trade receivables and trade payables approximates fair value at December 31, 2008 and 2007 because of the short maturity of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar maturities and similar collateral requirements, the fair value of notes payable and long-term debt approximates the carrying amounts at December 31, 2008 and 2007.

8.	Inventories

Inventories are valued at lower of cost (first-in, first-out method) or market.

9.	Comprehensive income

FAS 130, “Reporting Comprehensive Income,” requires disclosure of comprehensive income in addition to the existing income statement. Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends). An analysis of the changes in the components of accumulated comprehensive income is presented in the consolidated statements of stockholders’ equity.

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

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note A. Nature of Business and Summary of Significant Accounting Policies — Continued

The Company has only limited involvement with derivative financial instruments. The Company has three interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds and one variable rate note. Under the interest rate swap agreements for the bonds, we receive or make payments on a monthly basis, based on the differential between 5.49% and a tax exempt interest rate as determined by a remarketing agent. Under the interest rate swap agreement for the note, we receive or make payments on a monthly basis, based on the differential between 5.86% and LIBOR plus 1.75%. These interest rate swaps are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swaps of $1,231 and $782 is included in “Accumulated other comprehensive loss” on the balance sheet at December 31, 2008 and 2007, respectively. This fair value was determined using level 2 inputs as defined in SFAS No. 157, “Fair Value Measurements.” The interest rate swap contracts on the bonds expire in 2013 and 2015 and the interest rate swap on the note expires in 2013.

11.	Goodwill

The Company follows Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) in accounting for goodwill. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, effective January 1, 2002, the Company has ceased amortization of goodwill, including goodwill recorded in past business combinations. The Company does not have any intangible assets with indefinite lives other than goodwill.

SFAS 142 requires that goodwill be tested for impairment annually or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount. Such testing requires, as an initial step, that each of the Company’s reporting units, as defined in SFAS 142, be identified and that the Company’s assets and liabilities, including the existing goodwill and intangible assets, be assigned to those reporting units. The Company has determined there were events that occurred in 2008 that impaired goodwill as of December 31, 2008. These events were the sale of certain direct sales division reporting units in which goodwill was attached. Accordingly, the Company recorded expense related to this impairment of $2.4 million in 2008.

12.	Trademarks and trade names

Trademarks and trade names are being amortized on a straight line basis over 17 years. At each balance sheet date, the Company evaluates the value of trademarks and trade names for impairment. Based upon its most recent analysis, the Company believes that no impairment of trademarks and trade names exists at December 31, 2008.

13.	Property and equipment

Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives. Amortization of property and equipment held under capital leases is included in depreciation expense. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its most recent analysis, because of the strategy to shed vertical integration, management adopted a plan to dispose of its glass equipment. As part of that strategy the company recorded an impairment loss of $3.1 million which is included in Operating expenses on the Consolidated Statements of Operations.

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

Generally, sales are recognized when shipments are made to customers. Rebates, allowances for advertising and marketing program rebates, are accrued pursuant to contractual provisions and included in accrued expenses. An insignificant amount of our revenues fall under the percentage-of-completion method of accounting used for long-term contracts. Under this method, sales and gross profit are recognized as work is performed based on the relationship between actual costs incurred and total estimated costs at completion. Sales and gross profit are adjusted prospectively for revisions in estimated total contract costs and contract values. Estimated losses are recorded when identified.

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

Effective December 1, 2007, the Company adopted the provisions of FIN 48 “Accounting of Uncertainty in Income Taxes,” which provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption of FIN 48, interest related to unrecognized tax benefits is now recognized in the financial statements as a component of (provision) benefit for income taxes. Interest and penalties related to unrecognized tax benefits were previously recorded in management fees and other income (expense), net in the Company’s statements of operations.

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

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2008, 2007 and 2006: Dividend rate of 0%; risk-free interest rate of 1.50%, 4.75% and 2.38%, respectively; expected lives of 5, 5, and 5 years respectively; and expected price volatility of 52%, 50% and 51%, respectively.

The unrecognized stock-based compensation expense related to nonvested stock options was $0 and $1,267 for the years ended December 31, 2008 and 2007, respectively. The Company has no unvested stock options as of December 31, 2008.

During 2008 and 2007, there was $56 and $0 of cash received from the exercise of stock options.

The aggregate intrinsic value of options outstanding at December 31, 2008, based on the Company’s closing stock price of $4.69 as of the last business day of the period ended December 31, 2008, which would have been received by the optionees had all options been exercised on that date was $2,206. The aggregate intrinsic value of options exercisable at December 31, 2008, based on the Company’s closing stock price of $4.69 as of the last business day of the period ended December 31, 2008, which would have been received by the optionees had all options exercisable been exercised on that date was $2,855. The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 were $439, 2,646 and 294, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

19.	Outbound shipping expenses

Outbound shipping expenses are included in “operating expenses,” not in “cost of goods sold.” Outbound shipping expenses were $10,233, $12,148, and $9,813 for the years ending December 31, 2008, 2007 and 2006, respectively.

20.	Advertising

The costs of advertising are expensed as incurred. Advertising expense was $4,639, $5,788, and $2,853 for the years ending December 31, 2008, 2007 and 2006, respectively.

21.	Reclassifications

Certain account balances for 2007 have been reclassified with no effect on net earnings or retained earnings to be consistent with the classification adopted for the year ended December 31, 2008.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note A. Nature of Business and Summary of Significant Accounting Policies — Continued

22.	Impact of Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 did not have a material effect on our results of operations or financial position.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of Accounting Research Bulletin (“ARB”) 51”, (“SFAS 160”). This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (minority interest) in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value. SFAS 160 is to be applied prospectively to business combinations consummated on or after the beginning of the first annual reporting period on or after December 15, 2008. SFAS 160 is effective for fiscal years beginning after December 15, 2008. Accordingly, Flanders Corporation will record and disclose noncontrolling interests under the revised standard beginning January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Accordingly, Flanders Corporation will record and disclose information related to derivative instruments and hedging activities under the revised standard beginning January 1, 2009.

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

Note B. Inventories

Inventories consist of the following at December 31:

	2008	2007
Finished goods	$14,579	$27,209
Work in progress	1,924	3,254
Raw materials	15,820	19,631

	32,323	50,094
Less allowances	774	2,858

	$31,549	$47,236

Inventories were written down to net realizable value during 2008. The company reassessed its inventories due to the company selling certain facilities, transitioning away from direct sales offices and activities and due to the general downturn in the economy. Upon completion of the full examination of the company’s inventories, which began during the fourth quarter of 2008, management disposed of inventories that were of poor quality or damaged totaling approximately $4 million. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Note C. Notes Receivable and Other Assets

Other assets consist of the following at December 31:

	2008	2007
Real estate held for sale	$52	$52
Deposits	543	563
Notes Receivable	13,493	3,530
Deferred taxes – non current	42	0
Deferred expenses	56	154
Investment, at cost	418	410

	$14,604	$4,709

Notes receivable consists of the following at December 31,

	2008	2007
Note receivable, which bears interest at 9% per annum. $4 due each week beginning July 1, 2004.	$0	$49

Senior note receivable, which is interest free for first year and 5% per annum thereafter. $6.5 due each month beginning January 31, 2005.	211	274

Junior note receivable, which is interest free. $5 due each quarter beginning March 31, 2005.	225	245

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note Receivable, which bears interest at the rate of 6.5% per annum. $5.7 due each month beginning October 14th, 2007.	487	494

Note Receivable, which bears interest at the rate of 6.5% per annum. $20 due each month beginning December 4th, 2007.	1,649	1,772

Note Receivable, which bears interest at the rate of 6.5% per annum. $3.6 due each month beginning December 4th, 2007.	299	315

Note Receivable, which bears interest at the rate of prime plus 1.5%. $4.3 due each month beginning February 21st, 2003.	227	258

Note Receivable, which bears interest at the rate of 6.5% per annum. $6 due each month beginning May 31st, 2008.	442	0

Note Receivable, which bears interest at the rate of 6.5% per annum. $6 due each month beginning May 31st, 2008.	453	0

Note Receivable, which is interest free for one year, and bears interest at the rate of 5.35% per annum. $3 due each month beginning Mar 15th, 2008.	470	0

Note Receivable, which bears interest at the rate of 8.5% per annum. $6 due each month beginning June 8th, 2006.	271	0

Note Receivable, which bears interest at the rate of libor plus 2.5%. $35 due each month beginning June 1st, 2008.	627	0

Note Receivable, which bears interest at the rate of libor plus 2.5%. $35 due each month beginning October 1st, 2008.	520	0

Notes Receivable, one which bears interest at the rate of labor plus 2.25% and principle payments due quarterly starting July 31st 2010 with a maturity date of May 2018 and the other is non-interest bearing monthly payment of $63 and is due May 2009.	9,225	0

Various other notes receivable	3	393
Less: Current portion of notes receivable	(1,616)	(270)

Total	$13,493	$3,530

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note D. Intangible Assets

Intangible assets consist of the following at December 31:

	2008	2007
Goodwill	$0	$3,031
Trademarks and trade names, net of accumulated amortization of $1,449 and $903 in 2008 and 2007, respectively	$295	$841

	$295	$3,872

Amortization expense was $644, $131 and $147 in 2008, 2007 and 2006, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2013 is as follows:

2009	$60
2010	$60
2011	$60
2012	$60
2013	$55

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the Company’s carrying amount is greater than the fair value. In accordance with SFAS 142, the Company examined goodwill for impairment and determined that there were events that occurred in 2008 that impaired the goodwill. These events were the sale of certain direct sales division reporting units in which goodwill was attached. Accordingly, the Company recorded expense related to this impairment of $2.4 million in the fourth quarter of 2008.

The change in balance for goodwill was as follows:

	2008	2007
Beginning of the year	3,031	4,876
Impairment	(2,442)	(543)
Effect of sale of reporting unit	(589)	(1,302)
End of Year	0	3,031

Note E. Property and Equipment

Property and equipment and estimated useful lives consist of the following at December 31:

	2008	2007	Estimated Useful Lives
Land	$810	$1,124	—
Buildings	31,953	30,656	15-40 years
Machinery and equipment	58,261	67,395	5 -15 years
Office equipment	10,867	10,202	5-7 years
Vehicles	1,458	1,699	5 years
Construction in progress	9,327	4,624	—

	112,676	115,700
Less accumulated depreciation	55,520	54,232

	$57,156	$61,468

Total depreciation expense charged to operations totaled $5,751, $7,073, and $7,717 for 2008, 2007 and 2006, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note F. Accrued Expenses

Accrued expenses at December 31, 2008 and 2007 were as follows:

	2008	2007
Customer Rebates	$2,521	$7,226
Bank overdraft	$1,778	$2,394
Other accrued expenses	$9,218	$14,973

	$13,517	$24,593

Note G. Pledged Assets and Debt

A summary of the Company’s debt, and collateral pledged thereon, consists of the following at December 31:

	2008	2007
Long-term debt:
Prime plus 1.0% (5.0% at December 31, 2008) revolving line of credit.	$14,747	$16,019
LIBOR plus 2.25% note (mortgage) payable to a bank, due in monthly payments of $14 including interest, collateralized by certain land, building and improvements, due October 2007.	0	1,784
6.5 percent note payable to a regional development authority, due in varying quarterly installments, plus interest, through December 2017, collateralized by a security agreement and financing statement on real and personal property.	3,631	3,920
Note payable to a bank with interest at prime plus 0.25 percent, with rate adjusted annually (4.25% at December 31, 2008), due in monthly payments of $7 including interest through June 2017, collateralized by a deed of trust on real property.	529	565
Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.49% by an interest-rate swap, balance due April 1, 2015, collateralized by a $4,000 letter of credit.	4,000	4,000
Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.49% by an interest-rate swap, balance due April 1, 2013, collateralized by a $4,500 letter of credit.	4,500	4,500
Note with a variable interest rate with rate effectively fixed at 5.86% by an interest-rate swap, balance due October 9th, 2013, collateralized by property.	2,611	0
Various obligations under capital lease agreements	1,454	1,560

	$31,472	$32,348
Less current maturities	1,307	2,736

	30,165	29,612
Less long-term capital lease obligations, less current maturities	554	943

	$29,611	$28,669

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Aggregate maturities required on long-term debt and capital lease obligations as of December 31, 2008 are due in future years as follows:

Year Ending December 31,
2009	$1,307
2010	831
2011	15,277
2012	557
2013	7,369
Later years	6,131

$31,472

*	Our current revolving credit agreement with a bank provides a maximum line of credit of $36 million (subject to availability) and bears interest at either (i) LIBOR plus between 1.75% and 2.25%, dependent on the Company’s fixed charge coverage during the prior twelve months; or (ii) the bank’s base rate, plus between 0% and .5%, dependent on the Company’s fixed charge coverage during the prior twelve months. Up to $11 million of this credit facility may be used to issue letters of credit. The revolving credit agreement is part of a combined facility with a bank that also includes an $11 million facility to guarantee letters of credit. The line of credit is due in 2009. The combined facility is collateralized by substantially all of the Company’s assets, is guaranteed by the Company’s majority stockholder and restricts capital expenditures, payment of dividends and share repurchases. As of December 31, 2008 the financial covenants of the Company have been waived and subsequent to year end the company has entered into an amended loan and security agreement.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note H. Leases

The Company leases certain facilities and equipment under long-term non-cancelable operating leases, which may be renewed in the ordinary course of business, including leases with a related party. The Company leases certain manufacturing and warehousing space under a capital lease with an original term of ten years with two consecutive ten-year renewal options. Leased capital assets are included in property and equipment as follows at December 31:

	2008	2007
Buildings	$3,700	$3,700
Machinery and equipment	640	707
Office equipment	972	204
Accumulated depreciation	(1,571)	(1,249)

	$3,741	$3,362

Future minimum payments, by year and in aggregate, under capital leases and operating leases consist of the following at December 31, 2008:

Year Ending December 31,	Capital leases	Operating leases
2009	$986	$7,091
2010	422	6,865
2011	75	6,153
2012	75	5,885
2013	13	5,619
Later years	0	51,130

Total minimum lease payments	$1,571	$82,743

Less amount representing interest	118

Present value of net minimum payments	1,453
Current portion	899

Long-term portion	$554

Total rent expense charged to operations was approximately $8,225, $7,075, and $5,138 for 2008, 2007 and 2006, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note I. Income Taxes

The Company’s provision (benefit) for income taxes is as follows for the years ended December 31:

	2008	2007	2006
Current:
Federal	$(5,037)	$(1,961)	$5,785
State	100	(168)	496
Foreign	184	285	90

	(4,753)	(1,844)	6,371

Deferred:
Federal	(1,203)	(6,398)	(3,397)
State	(104)	(549)	(291)

	(1307)	(6,947)	(3,688)

Total provision	$(6,060)	$(8,791)	$2,683

The income tax provision for continuing operations differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2008	2007	2006
Income tax provision at statutory rate:	$(6,728)	$(10,042)	$2,873
Increase (decrease) in income taxes due to:
Nondeductible expenses	758	72	32

State income taxes net	(58)	(878)	378

Foreign taxes/Non consolidated subs	(63)	(111)	0

Interest, Penalties, and Other tax contingencies	265	1,335	0

Credits and adjustments	(234)	(812)	(600)
Change in valuation allowance	0	1,645	0

	$(6,060)	$(8,791)	$2,683

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note I. Income Taxes — Continued

The components giving rise to the deferred tax assets and liabilities included in the accompanying consolidated balance sheets at December 31, 2008 and December 31, 2007 were comprised of the following:

	2008	2007
Deferred tax assets/(liabilities):
Accounts receivable allowance	$1,376	$1,324
Inventory allowance and capitalization	1,256	1,873
Accrued expenses	854	710
Deferred expenses	(53)	(85)
State credits	97	97
FIN 48 Interest – Current	392	278
Foreign tax credit	42	0
Federal net operating loss	321	0

Net Current Asset	$4,285	$4,197

Deferred tax assets/(liabilities):
Property and equipment	$(6,198)	$(6,357)
Stock Options	914	366
Interest rate swap	821	521
State Tax expense	235	196
FIN 48 Interest expense	37	30
State net operating loss carry forwards	832	669
State credits	3,401	3,401

Net Noncurrent Asset (Liability)	$42	$(1,174)

Current assets	$4,285	$4,197
Noncurrent Assets (Liabilities)	42	(1,174)

Total Deferred Tax	$4,327	$3,023

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

The Company is subject to income taxes in the U.S, Mexico and Singapore. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Company records unrecognized tax benefits for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These unrecognized tax benefits are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these unrecognized tax benefits in light of changing facts and circumstances such as outcome of tax audit. The provision for income taxes includes the impact of unrecognized tax benefits. Accruals for unrecognized tax benefits are provided for in accordance with the requirements of FIN 48.

The reconciliation of our unrecognized tax benefits are as follows (in thousands):

Balance at January 1, 2008	$5,225

Gross increases to tax positions in prior periods	112
Gross decreases to tax positions in prior periods	0
Gross increases to current period tax positions	0
Gross decreases to current period tax positions	(0)
Audit settlements paid during 2007	(0)
Decreases related to the lapse of the statute of limitations	(0)

Balance at December 31, 2008	$5,337

As of December 31, 2008, we had $5.3 million of unrecognized tax benefits of which $3.2 million, if fully recognized, would affect our effective tax rate.

Our policy is to include interest and penalties related to our unrecognized tax benefits in income tax expense. As of December 31, 2008 the Company’s unrecognized tax benefits had accrued interest and penalties related to unrecognized tax benefits of $1.2 million net of federal income tax benefits. Interest and penalties for the year ended December 31, 2008 was $.2 million, net of federal income tax benefits.

The Company’s total FIN 48 liability is approximately $6.9 million and $6.3 million at December 31, 2008 and 2007, respectively. Of this amount approximately $6.2 million and $5.9 million is reflected as other current liabilities on the accompanying consolidated balance sheets. The remaining balances are included in other long term liabilities.

Part of the unrecognized tax benefit relates to potential audit assessments. We are currently under examination by the Internal Revenue Service for calendar years 2002 through 2006. We expect to have IRS audit settlements for the tax years 2002 and 2003 within the next 12 months. We estimate changes to our unrecognized tax benefits that are reasonably possible in the next 12 months to be $4.7 million.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) For calendar years 2002 through 2007. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Mexico for 2003 through 2007, Singapore for 2001 through 2007, Florida for 2002 through 2007, and North Carolina for 2002 through 2007. In addition, in April 2007, the IRS assessed income tax of approximately $2 million against the company for the years 2002 through 2006. We believe these claims are incomplete and are disputing the assessment. Further proceedings on the assessment should be completed in the next 12 months.

Note J. Commitments and Contingencies

1.	Employment Agreements

Mr. Amerson has an employment agreement effective as of December 15, 1995 (“Employment Agreement”). The Employment Agreement, as amended, provides for an annual base salary of $350,000. Mr. Amerson and terminates in 2010. The Employment Agreement also provides that the executive shall be entitled to the following termination payments: (i) 100% of his current base salary if the employment is terminated as a result of his death or disability; (ii) up to 200% of his current base salary if the employment is terminated by the Company for any reason other than death, disability or for cause, or (iii) up to 250% of the executive’s gross income during the year preceding his termination if the Employment Agreement is terminated by the executive for good reason or by the Company for any reason other than death, disability or cause and the termination occurs within two years after a change of control of the Company has occurred.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Mr. Smith has an employment agreement effective as of December 1, 2008 (“Employment Agreement”). The Employment Agreement provides for an annual base salary of $350,000 and terminates on November 30, 2011. Mr. Smith will also be entitled to receive a bonus of $37,500 per quarter upon meeting targets established and agreed to by the Compensation Committee of the Board of Directors. The Employment Agreements also provide that the executive shall be entitled to the following termination payments: (i) pay to Executive an amount equal to Executive’s compensation, discussed above, from the Company for the previous 18 months, plus the value of any accrued or unused vacation and (ii) provide acceleration and immediate vesting of all of Executive’s stock options from the Company which have not yet vested at that time, and such accelerated options as well as any other options which have vested and are then exercisable shall be exercisable for a period of three (3) months following the date of termination and shall then expire and be of no further force or effect.

Mr. Oakley has an employment agreement effective as of January 28, 2009 (“Employment Agreement”). The Employment Agreement provides for an annual base salary of $200,000 and terminates on January 27, 2012. Mr. Oakley will also be entitled to receive a bonus of 50% of base salary upon meeting targets established and agreed to by the Chief Executive Officer. The Employment Agreements also provide that the executive shall be entitled to the following termination payments: (i) pay to Executive an amount equal to Executive’s compensation, discussed above, from the Company for the previous 12 months, plus the value of any accrued or unused vacation and (ii) provide acceleration and immediate vesting of all of Executive’s stock options from the Company which have not yet vested at that time, and such accelerated options as well as any other options which have vested and are then exercisable shall be exercisable for a period of three (3) months following the date of termination and shall then expire and be of no further force or effect.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note J. Commitments and Contingencies — Continued

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

During all periods presented, workers’ compensation claims incurred by employees were fully insured through a high deductible policy with a policy year ending each May. The deductible per employee was $750 in 2008 and $500 in 2007, with no limit in the aggregate. The Company continuously monitors and estimates the estimated costs of claims incurred based on historical loss information and other information provided by its carrier’s claims management personnel. Included in the liabilities in the accompanying balance sheets are accrued workers’ compensation expenses of approximately $747 and $1,000 as of December 31, 2008 and 2007, respectively.

The Company provides medical benefits to its employees under a self-insured program. Through June 30, 2002, the Company paid for 100% of an employees health costs as the services were incurred. In July 2002, the Company changed the program that provides medical benefits to its employees once certain deductibles are met. The benefits to the employees are limited to $35 per year with a $1,000 lifetime benefit. The Company estimates the amount of incurred but unreported claims based on historical information. Included in the liabilities in the accompanying balance sheets are estimated accrued health insurance expenses of approximately $200 and $200 as of December 31, 2008 and 2007, respectively. The employer’s portion of claims charged to operations totaled approximately $1,103, $974 and $1,085 for 2008, 2007 and 2006, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

4.	License and Royalty Agreements

During 2008, the Company had a secured licensing and royalty agreement with a company allowing the Company to use its trade names and brands on its products. Costs associated with this agreement are expensed as incurred. This agreement was terminated as of December 31, 2008.

Note K. Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“Salary Savings Plan”). The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to fifteen percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors. The Company contributed approximately $89, $96 and $100 to the Salary Savings Plan for the years ended December 31, 2008, 2007 and 2006, respectively.

During 1996, the Company adopted the Long Term Incentive Plan (“LTI Plan”) to assist the Company in securing and retaining key employees and consultants. The LTI Plan authorizes grants of incentive stock options, nonqualified stock options, stock appreciation rights (“SARs”), restricted stock performance shares and dividend equivalents to officers, key employees of the Company and outside consultants to the Company. In 2007, the Company adopted the 2007 Equity Incentive Plan which replaced this LTI Plan.

During 1996, the Company also adopted the 1996 Director Option Plan which provides for the grant of 50,000 stock options to outside directors of the Company who were elected or appointed after February 1, 1996, and who were not existing directors on the effective date of the plan. Each such outside director who is serving as a director on January 1 of each calendar year will automatically be granted an option to acquire up to 5,000 shares of Common Stock on such date, assuming such outside director had been serving for at least six months prior to the date of grant. During 2008, 2007 and 2006, the Company awarded options to purchase 0, 0 and 20,000 shares, respectively, of common stock under the 1996 Director Option Plan. In 2007, the Company adopted the 2007 Equity Incentive Plan which replaced this Director Option Plan.

During 2007, the Company adopted the 2007 Equity Incentive Plan. The Company has reserved 2,000,000 shares of its Common Stock for issuance under the 2007 Equity Incentive Plan that expires in 2017. During 2008 and 2007, the Company awarded options to purchase 55,000 and 620,000 shares of common stock under the 2007 Equity Incentive Plan, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note L. Extraordinary Items

In 2006, a warehouse in Terrell, Texas was destroyed by a fire. In 2007, a warehouse in Bartow, Florida was destroyed by a fire. In 2006, a warehouse in Auburn, Pennsylvania was damaged by a flood.

The extraordinary gain of $9,030 during 2008 was calculated as the gain on the costs that were attributable to the Bartow fire and the Auburn flood ($1,587) that were less than the insurance proceeds ($15,479), net of taxes of $4,862.

The extraordinary gain of $213 during 2007 was calculated as the gain on the costs that were attributable to the Bartow and Terrell fires ($16,373) that were less than the insurance proceeds ($16,728), net of taxes of $142.

In September 2008, the warehouse in Auburn, Pennsylvania was partially destroyed by fire. All anticipated losses resulting from this fire are expected to be covered by insurance.

Note M. Related Party Transactions and Balances

On October 3, 2007 the Company entered into a Settlement Agreement and Mutual Release, effective as of September 30, 2007, by and between Steven K. Clark (former Chief Executive Officer); Robert R. Amerson (Current Chairman of the Board); Harry L. Smith, Jr. (Current Chief Executive Officer); Wal-Pat, LLC, a North Carolina limited liability company; and Mercury Die Cutting, LLC, a Florida limited liability company. A copy of the Settlement Agreement was filed as a Form 8-K on October 5, 2007 with the Securities and Exchange Commission. The major terms affecting the Company are summarized below:

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

As of December 31, 2007 the Company has entered into six operating leases expiring between 2025 and 2028 with Wal-Pat II. Wal-Pat II is owned by Robert R. Amerson, our Chairman of the Board. The monthly payments to Wal-Pat II total $228. The Company made payments of $3,402, $3,372 and $2,816 in 2008, 2007 and 2006, respectively. The Company believes these leases are at prevailing market rates.

During the year ended December 31, 2008, we paid $253,000 to a limited liability company owned equally by Harry Smith and Robert Amerson for use of this entity’s corporate aircraft. The Company’s Audit Committee has ratified the reimbursements to this entity. On a monthly basis, we are provided an invoice, which sets forth the details of each use of this aircraft by management, including the business purpose, the passengers, and the destination of each flight.

The above amounts and transactions are not necessarily indicative of amounts and transactions which would have been incurred if comparable transactions had been entered into with independent parties.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note N. Stock Options and Warrants

During 2008, the Company granted options to purchase: 55,000 shares of common stock under its 2007 Equity Incentive Plan at a weighted average exercise price of $4.78 per share. All options granted during 2008 were non-qualified fixed price options. During 2008, the Company granted warrants to purchase: 15,000 shares of common stock under its 2007 Equity Incentive Plan at a weighted average exercise price of $4.69 per share.

The following table summarizes the activity related to all Company stock options and warrants for 2008, 2007 and 2006:

	Shares (In thousands)		Exercise Price per Share		Weighted Average Exercise Price per Share
	Warrants	Stock Options
			Warrants	Options	Warrants	Options
Outstanding at January 1, 2006	—	5,792	—	1.50 – 11.10	—	6.04
Granted	—	20	—	11.72 – 11.72	—	11.72
Exercised	—	(38)	—	2.40 – 5.21	—	3.90
Canceled or expired	—	(22)	—	2.50 – 2.50	—	2.50

Outstanding at December 31, 2006	—	5,752	—	1.50 – 11.72	—	6.08
Granted	—	620	—	4.99 – 9.52	—	5.23
Exercised	—	(1,105)	—	1.50 – 5.21	—	2.55
Canceled or expired	—	(2,000)	—	7.50 – 11.10	—	8.68

Outstanding at December 31, 2007	—	3,267	—	1.74 – 11.72	—	5.53
Granted	15	55	4.69 - 4.69	4.69 – 5.71	4.69	4.78
Exercised	—	(138)	—	1.74 – 5.21	—	3.09
Canceled or expired	—	(279)	—	3.93 – 11.72	—	8.93

Outstanding at December 31, 2008	15	2,905	4.69 - 4.69	1.74 – 11.72	4.69	5.29

Exercisable at December 31, 2008	15	2,905	4.69 - 4.69	1.74 – 11.72	4.69	5.29

Exercisable at December 31, 2007	—	2,867	—	1.74 – 11.72	—	5.60

Exercisable at December 31, 2006	—	5,752	—	1.50 – 11.72	—	6.08

The warrants and options expire at various dates ranging from March 2009 to January 2018. A further summary of information related to options outstanding at December 31, 2008 is as follows:

Range of Exercise Prices	Number Outstanding / Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Outstanding / Exercisable
$2.50 to 2.50	1,000 / 1,000	0.98	$2.50 / 2.50
$4.37 to 5.71	725 / 725	8.04	$5.01 / 5.01
$7.50 to 11.72	1,180 /1,180	2.65	$7.82 / 7.82

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

Note P. Sale Leaseback of Property

In August 2008, the Company sold its Bartow property to Wal-Pat II, LLC, a related party. The property was sold for $3.7 million and part of the proceeds were used to pay down the existing debt on this property in the amount of approximately $1.8 million. The Company has leased this property back as of March 2009. The Company has recorded a deferred gain on the sale which will be amortized to rent expense over the lease term of ten years.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note Q. Earnings per Share

The following table shows the shares (in thousands) used in computing net earnings per common share including dilutive potential common stock.

	2008	2007	2006
Common shares outstanding at beginning of year	25,691	26,343	26,317

Net weighted average common shares issued and canceled during year	2	19	23

Weighted average number of common shares used in basic EPS	25,693	26,362	26,340

Dilutive effect of stock options and warrants	0	0	1,385

Weighted average number of common shares and dilutive potential shares used in diluted EPS	25,693	26,362	27,725

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

As of December 31, 2008, 2007 and 2006, options and warrants to purchase 1,285,000, 1,385,000 and 730,000 shares, respectively, of the Company’s common stock described in Note N were excluded from the computation of diluted EPS because the market price of the underlying stock was less than the exercise price. The number of securities that would have had a dilutive effect on earnings per shares, had they not been considered antidilutive was 394.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note R. Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net sales	$49,194	$57,269	$61,070	$49,795
Gross profit	$8,724	$8,496	$10,818	$(1,478)
Operating Income / (Loss)	$(552)	$(817)	$1,400	$(20,758)
Net Earnings / (Loss)	$2,384	$6,882	$894	$(14,293)

Net Earnings / (Loss) per share:
Basic	$.09	$.27	$.03	$(.55)
Diluted	.09	.26	.03	(.55)
Common stock prices:
High	$6.70	$7.70	$7.22	$6.35
Low	5.07	5.86	5.20	4.39

	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Net sales	$60,248	$64,285	$62,578	$57,830
Gross profit	$9,022	$11,623	$6,561	$4,584
Operating income	$(1,961)	$505	$(15,190)	$(10,075)
Net Earnings	$(11)	$802	$(16,215)	$(4,262)

Net Earnings per share:
Basic	$(.00)	$.03	$(.61)	$(.16)
Diluted	(.00)	.03	(.61)	(.16)
Common stock prices:
High	$9.52	$7.67	$8.20	$6.86
Low	7.07	6.31	4.39	4.53

FLANDERS CORPORATION

FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON SCHEDULE

Board of Directors

Flanders Corporation

In connection with our audits of the consolidated financial statements of Flanders Corporation and Subsidiaries referred to in our report dated March 13, 2009, which is included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2008 we have also audited Schedule II for each of the three years in the period ended December 31, 2008. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Pender Newkirk & Company, LLP

Pender Newkirk & Company, LLP

Certified Public Accountants

Tampa, Florida

March 13, 2009

FLANDERS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2008, 2007 and 2006

		Additions
	Balance at Beginning of Period	Charged to Cost and Expense	Deductions		Balance at End of Period
For the year ended December 31, 2008
Allowance for doubtful accounts	$3,663	$3,532	$(3,512	)(1)	$3,683
Allowance for inventory	2,859	(124)	(1,961)		774

Total	$6,522	$3,532	$(5,597)		$4,457

For the year ended December 31, 2007
Allowance for doubtful accounts	$4,313	$10,638	$(11,288	)(1)	$3,663
Allowance for inventory	1,623	3,133	(1,897)		2,859

Total	$5,936	$13,771	$(13,185)		$6,522

For the year ended December 31, 2006
Allowance for doubtful accounts	$4,018	$3,063	$(2,768	)(1)	$4,313
Allowance for inventory	1,477	146	—		1,623

Total	$5,495	$3,209	$(2,768)		$5,936

(1)	Uncollected receivables written-off, net of recoveries.