Form 10-Q
period 2009-03-31
FLANDERS CORP
filed 2009-05-04
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock, as of March 31, 2009 was 25,524,074.

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED March 31, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
ASSETS	2009	2008
	(unaudited)
Current assets
Cash and cash equivalents	$451	$404
Receivables:
Trade, less allowance: 3/31/2009 $3,200; 12/31/2008 $3,683	39,954	37,682
Other	401	280
Inventories	33,260	31,549
Deferred taxes	4,047	4,285
Income Taxes	9,209	10,048
Other current assets	5,100	4,714

Total current assets	92,422	88,962
Property and equipment, less accumulated depreciation: 3/31/2009 $55,799; 12/31/2008 $55,520	59,528	57,156
Intangible assets, less accumulated amortization: 3/31/2009 $1,464; 12/31/2008 $1,449	293	295
Other Assets	14,669	14,604

	$166,912	$161,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital lease obligations	$1,243	$1,307
Accounts payable	23,091	22,795
Accrued expenses	15,356	13,517
Other Current Liabilities	6,179	6,179

Total current liabilities	45,869	43,798

Long-term capital lease obligations, less current maturities	452	554
Long-term debt, less current maturities	31,740	29,611
Long-term liabilities, other	4,183	4,286
Deferred taxes	—	—
Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 25,524 and 25,524 shares at March 31, 2009 and December 31, 2008, respectively	26	26
Additional paid-in capital	87,298	87,253
Accumulated other comprehensive loss	(1,176)	(1,231)
Retained deficit	(1,480)	(3,280)

	84,668	82,768

	$166,912	$161,017

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$48,020	$49,194
Cost of goods sold	38,115	40,470

Gross profit	9,905	8,724
Operating expenses	7,535	9,276

Operating income (loss)	2,370	(552)

Nonoperating income (expense):
Other income, net	754	2,603
Interest expense	(267)	(633)

	487	1,970

Earnings before income taxes and extraordinary item	2,857	1,418

Provision for income taxes	1,057	567

Income before extraordinary item	1,800	851
Extraordinary gain on Fire (net of taxes)	—	1,533

Net earnings	$1,800	$2,384

Income before extraordinary item Basic earnings per share	$0.07	$0.03
Extraordinary item	$—	$0.06

Net earnings per share	$0.07	$0.09

Income before extraordinary item Diluted earnings per share	$0.07	$0.03
Extraordinary item	$—	$0.06

Net earnings per share	$0.07	$0.09

Weighted average common shares outstanding
Basic	25,524	25,723

Diluted	25,780	26,124

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 1, 2008	$26	$87,305	$(782)	$853	$87,402
Stock option award compensation		1,426			1,426
Purchase and retirement of 306 shares of common stock	(1)	(1,904)	—	—	(1,905)
Issuance of 138 shares of common stock upon exercise of options	1	426	—	—	427
Comprehensive loss
Net loss	—	—	—	(4,133)	(4,133)
Loss on cash flow hedges	—	—	(449)	—	(449)

Total Comprehensive loss, net of tax					(4,582)

Balance, December 31, 2008	$26	$87,253	$(1,231)	$(3,280)	$82,768
Stock option award compensation		45			45
Comprehensive earnings
Net earnings	—	—	—	1,800	1,800
Gain on cash flow hedges	—	—	55	—	55

Total Comprehensive earnings, net of tax					1,855

Balance, March 31, 2009 (unaudited)	$26	$87,298	$(1,176)	$(1,480)	$84,668

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$1,805	$3,650

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal, net of cash acquired	—	(11)
Purchase of property and equipment	(3,850)	(2,045)
Proceeds from sale of property and equipment	49	3
Decrease in other assets	169	199

Net cash used in investing activities	(3,632)	(1,854)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(190)	(145)
Net proceeds from (payments on) revolving credit agreement	2,154	(1,002)
Payment of Debt Issuance Costs	(90)	—
Purchase and Retirement of Common Stock	—	(281)
Proceeds from Sales of Common Stock	—	56

Net cash provided by (used in) financing activities	1,874	(1,372)

Net increase in cash and cash equivalents	47	424
CASH AND CASH EQUIVALENTS
Beginning of period	404	498

End of period	$451	$922

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$62	$51

Interest	$201	$564

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Sale of equipment for note receivable	$166	$83

Cashless exercise of common stock (Net)	$—	$(270)

Offset of accrued expenses against trade accounts receivable	$3,427	$7,211

DISPOSAL OF COMPANIES
Working Capital surplus disposed, net of cash and cash equivalents disposed	—	466
Fair value of other assets disposed, principally property and equipment	—	119
Goodwill disposed	—	589
Minority interest	—	141

	$—	$1,315

Note A.	Nature of Business and Interim Financial Statements

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the three months ended March 31, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009.

Other comprehensive loss:

Other comprehensive loss is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of March 31, 2009, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2008	$(1,231)
Net change during the period related to cash flow hedges	55

Balance at March 31, 2009	$(1,176)

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

Derivative financial instruments:

The Company has only limited involvement with derivative financial instruments. The Company has three interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds and one variable rate note. Under the interest rate swap agreements for the bonds, we receive or make payments on a monthly basis, based on the differential between 5.49% and a tax exempt interest rate as determined by a remarketing agent. Under the interest rate swap agreement for the note, we receive or make payments on a monthly basis, based on the differential between 5.86% and LIBOR plus 1.75%. These interest rate swaps are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swaps of $1,176 is included in “Accumulated other comprehensive loss” on the balance sheet. This fair value was determined using level 2 inputs as defined in SFAS No. 157. The interest rate swap contracts on the bonds expire in 2013 and 2015 and the interest rate swap on the note expires in 2013.

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

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the quarters ended March 31, 2009 and March 31, 2008 were $994 and $1,280, respectively.

Impact of Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 did not have a material impact on the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 162 did not have a material impact on the Company’s financial statements or condition.

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

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the three months ended March 31, 2009 and the year ended December 31, 2008:

	Warrants	Stock Options	Exercise Price per Share		Weighted Average Exercise Price per Share
			Warrants	Options	Warrants	Options
Outstanding at January 1, 2008	—	3,267	$—	$1.74 -11.72	$—	$5.53
Granted	15	55	4.69 -4.69	4.69 - 5.71	4.69	4.78
Exercised	—	(138)	—	1.74 - 5.21	—	3.09
Canceled or expired	—	(279)	—	3.93 - 11.72	—	8.93

Outstanding at December 31, 2008	15	2,905	4.69 - 4.69	1.74 - 11.72	4.69	5.29
Granted	—	15	—	4.60 - 4.60	—	4.60
Exercised	—	—	—	—	—	—
Canceled or expired	—	(20)	—	5.21 - 5.21	—	5.21

Outstanding at March 31, 2009	15	2,900	—	2.50 - 11.72	—	$5.29

The options expire at various dates ranging from August 2009 through January 2019.

Share-Based Compensation

As of March 31, 2009, there was no unrecognized stock-based compensation expense related to non-vested stock options.

The aggregate intrinsic value of options outstanding at March 31, 2009, based on the Company’s closing stock price of $4.04 as of the last business day of the period ended March 31, 2009, which would have been received by the optionees had all options been exercised on that date was $1,540. The aggregate intrinsic value of options exercisable at March 31, 2009, based on the Company’s closing stock price of $4.04 as of the last business day of the period ended March 31, 2009, which would have been received by the optionees had all options exercisable been exercised on that date was $1,540. The aggregate intrinsic value of options exercised during the three months ended March 31, 2009 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Options on 1,900 shares of common stock were not included in computing diluted EPS for the quarter period ended March 31, 2009, because their effects were anti-dilutive.

Note B.	Inventories

Inventories consist of the following at March 31, 2009 and December 31, 2008:

	3/31/2009	12/31/2008
Finished goods	$14,932	$14,579
Work in progress	2,648	1,924
Raw materials	16,454	15,820

	34,034	32,323
Less allowances	774	774

	$33,260	$31,549

Note C.	Pledged Assets and Debt

As of March 31, 2009 the Company’s total obligations to Bank of America were approximately $16,901. During March 2009, the Company entered into an amendment to the credit facility with its bank. The new current revolving credit agreement with the bank provides a maximum line of credit of $36 million (subject to availability) and bears interest at (i) LIBOR plus 3.75%; or (ii) the bank’s base rate plus 2.75%. The revolving credit agreement is part of a combined facility with a bank that also includes a $12 million facility to guarantee letters of credit. The line of credit is due in 2011. The combined facility is collateralized by substantially all of the Company’s assets and restricts capital expenditures, payment of dividends and share repurchases. As of March 31, 2009 the Company is in compliance with its financial covenants.

Note D.	Extraordinary Gain and Loss on Fire

In April 2006, a manufacturing facility in Texas was destroyed by fire and in June of 2006, another manufacturing facility was damaged by flood. In July 2007 another manufacturing facility in Florida was destroyed by fire. The extraordinary gain as of March 31, 2008 of $1,533 was calculated as the gain on the costs that were attributable to these natural disasters ($975) that were less than the insurance proceeds ($3,529), net of taxes of $1,021.

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

In August 2008, the Company sold its Bartow property to Wal-Pat II, LLC, a related party. The property was sold for $3.7 million and part of the proceeds were used to pay down the existing debt on this property in the amount of approximately $1.8 million. The Company has leased this property back in March 2009. The Company has recorded a deferred gain on the sale which will be amortized to rent expense over the lease term of 10 years.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussions should be read in conjunction with our Consolidated Condensed Financial Statements and the notes thereto presented in “Item 1 – Financial Statements” and our audited financial statements and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our report on Form 10-K for the year ended December 31, 2008. The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors, including those discussed below under “Factors That May Affect Future Results” and “Outlook” could cause actual results to differ materially from those contained in the forward-looking statements below.

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

Critical Accounting Policies

The following discussion and analysis is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses, and assets and liabilities during the periods reported. Estimates are used when accounting for certain items such as revenues, allowances for returns, early payment discounts, customer discounts, doubtful accounts, employee compensation programs, depreciation and amortization periods, taxes, inventory values, insurance programs, and valuations of investments, other intangible assets and long-lived assets. We base our estimates on historical experience where applicable and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions. In the ordinary course of accounting for items such as allowance for doubtful accounts, inventory valuation, and other items mentioned above, we make changes in estimates as appropriate in the circumstances. Such changes and refinements in estimation methodologies are reflected in report results of operations and, if material, the approximate effects of changes in estimates are disclosed in the Notes to our Consolidated Financial Statements. We believe that the following critical accounting policies reflect our more significant judgments and estimates used in preparation of our consolidated financial statements.

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

Results of Operations for Three Months Ended March 31, 2009 Compared to March 31, 2008

The following table summarizes our results of operations as a percentage of net sales for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009		2008
Net sales	$48,020	100.0%	$49,194	100.0%
Gross profit	9,905	20.6	8,724	17.7
Operating expenses	7,535	15.7	9,276	18.9
Operating income (loss)	2,370	4.9	(552)	(1.1)
Nonoperating income	487	1.0	1,970	4.0
Provision for income taxes	1,057	2.2	567	1.2
Extraordinary gain on Fire and Flood (net of taxes)	—	—	1,533	3.1
Net earnings	1,800	3.7	2,384	4.8

Net sales: Net sales for the first quarter of 2009 decreased by $1,174, or 2.4%, to $48,020 from $49,194 for the first quarter of 2008. Sales were down during the first quarter of 2009 compared to the first quarter of 2008 due to the general downturn in the economy.

Gross Profit: Gross profit for the first quarter of 2009 increased by $1,181, or 13.5%, to $9,905, which represented 20.6% of net sales, from $8,724, which represented 17.7% of net sales for the first quarter of 2008. The gross profit increased during the first quarter of 2009 due to the company’s reduction in facilities, labor efficiencies and improved procurement management.

Operating expenses: Operating expenses for the first quarter of 2009 decreased by $1,741 or 18.8%, to $7,535, representing 15.7% of net sales, from $9,276, representing 18.9% of net sales, for the first quarter of 2008. The decrease in operating expenses is primarily due to the sale of certain direct sales offices, decreases in freight costs of $825, commissions of $305, advertising costs of $281 and a decrease in professional fees of $262.

Nonoperating income: Net nonoperating income for the first quarter of 2009 decreased by $1,483, to $487 representing 1.0% of net sales, from $1,970 representing 4.0% of net sales, for the first quarter of 2008 due to the sale of certain sales divisions for a gain during the first quarter 2008 as well as the settling of trade accounts payable with Superior Diecutting, Inc. (previously a related party of the Company) for less than what was owed.

Provision for income taxes: The IRS is currently examining the Company’s federal income tax returns of 2002, 2003, 2004, 2005, and 2006. To date the IRS has proposed certain changes for the 2002, 2003, 2004, 2005, and 2006 examinations, resulting in additional liabilities due. The Company has submitted a petition to the IRS for a redetermination of the changes with the U.S. Tax Court. These liabilities have been included in the Company’s FIN 48 liability which is included in other current liabilities. Our provision for the three months of 2009 and 2008 were a blended state and federal rate of approximately 37% and 40% of pretax earnings, respectively.

Extraordinary gain on Fire and Flood (net of taxes): The extraordinary gain of $1,533 was calculated as the gain on the costs that were attributable to these natural disasters ($975) that were less than the insurance proceeds ($3,529), net of taxes of $1,021.

Liquidity and Capital Resources

Our working capital was approximately $46,553 at March 31, 2009, compared to approximately $45,164 at December 31, 2008. This includes cash and cash equivalents of $451, at March 31, 2009 and $404 at December 31, 2008.

Our trade receivables increased $2,272, or 6.0% to $39,954 at March 31, 2009, from $37,682 at December 31, 2008 due to the timing of sales during the first quarter of 2009. Trade receivables are typically higher during the second and third quarters due to higher sales volume due to increased demand during the warmer months of the year.

Inventories increased $1,711, or 5.4%, to $33,260 at March 31, 2009 from $31,549 at December 31, 2008. The increase in inventory was primarily due to the increase in demand for the company’s retail products as well as the seasonal increase in raw materials as the company prepares for the peak demand during the warmer months.

Our continuing operations generated $1,805 and $3,650 of cash during the first quarter of 2009 and 2008, respectively. The decrease in cash flows from operating activities was primarily due to an increase in accounts receivable and inventory partially offset by an increase in accrued expenses.

Our financing activities generated $1,874 of cash during the first quarter of 2009, primarily consisting of proceeds on the line of credit, net of payments on other long term borrowings. Our investing activities used $3,632 of cash during the first quarter of 2009, primarily due to purchase of property and equipment for the build out of our new Bartow facility, other investments made for facility consolidations and automation.

During March 2009, the Company entered into an amendment to the credit facility with its bank. The new current revolving credit agreement with the bank provides a maximum line of credit of $36 million (subject to availability) and bears interest at (i) LIBOR plus 3.75%; or (ii) the bank’s base rate plus 2.75%. The revolving credit agreement is part of a combined facility with a bank that also includes a $12 million facility to guarantee letters of credit. The line of credit is due in 2011. The combined facility is collateralized by substantially all of the Company’s assets and restricts capital expenditures, payment of dividends and share repurchases.

In connection with the working capital credit facility and notes payable to a regional development authority and bank, the Company and its majority owned subsidiaries have agreed to certain restrictive covenants which include, among other things, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio; a minimum tangible net worth; a maximum ratio of total liabilities to tangible net worth; a minimum fixed charge coverage ratio; and a minimum earnings before interest, taxes, depreciation and amortization amount. As of March 31, 2009 the financial covenants of the Company are in compliance with the credit facility.

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

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at March 31, 2009 was $33,435. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at March 31, 2009. Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments. We have three interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds and one variable rate note. Under the interest rate swap agreements for the bonds, we receive or make payments on a monthly basis, based on the differential between 5.49% and a tax exempt interest rate as determined by a remarketing agent. Under the interest rate swap agreement for the note, we receive or make payments on a monthly basis, based on the differential between 5.86% and LIBOR plus 1.75%. These interest rate swaps are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swaps of $1,176 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts on the bonds expire in 2013 and 2015 and the interest rate swap on the note expires in 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the first quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are a party to various legal proceedings incidental to our business. None of the current proceedings in which we are involved are material to our business, operations or financial condition.

Item 1A.	Risk Factors

Our business, financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those set forth below, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. For a discussion identifying additional risk factors and important factors that could cause actual results to differ materially from those anticipated, see the discussion in “Factors That May Affect Future Results” in our Form 10-K for 2008 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements” in our 2008 Annual Report and in this Form 10-Q.

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

Management Controls a Significant Percentage of Our Stock

As of March 31, 2009, our directors and executive officers beneficially held approximately 35.5% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control that may otherwise be advantageous to the non-affiliated shareholders.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 2,900,000 shares of common stock to various parties with exercise prices ranging from $2.50 to $11.72 per share. These options are all currently exercisable. Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation on an annual basis. Management concluded that our internal control over financial reporting was effective at March 31, 2009. Ongoing compliance with these requirements is expected to be expensive and time-consuming and may negatively impact our results of operations. While our management did not identify any material weaknesses in our internal control over financial reporting at March 31, 2009 and concluded that our internal control over financial reporting was effective, we cannot make any assurances that material weaknesses in our internal control over financial reporting will not be identified in the future. If any material weaknesses are identified in the future, we may be required to make material changes in our internal control over financial reporting, which could negatively impact our results of operations. In addition, upon such occurrence, our management may not be able to conclude that our internal control over financial reporting is effective or our independent registered public accounting firm may not be able to attest that our internal control over financial reporting was effective. If we cannot conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm is not able to attest that our internal control over financial reporting is effective, we may be subject to regulatory scrutiny, and a loss of public confidence in our internal control over financial reporting, which may cause the value of our common stock to decrease.

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

We are currently the lessee under a series of six (6) real estate operating leases for approximately 1,186,000 square feet of warehousing, shipping and manufacturing facilities, expiring between 2019 and 2028 with Wal-Pat II, LLC (“Wal-Pat”), an entity owned by Robert R. Amerson. Mr. Amerson was our CEO and Chairman of our Board of Directors but recently retired. He beneficially owns approximately 29.4% of our outstanding common shares as of March 31, 2009. Mr. Amerson acquired Mr. Clark’s interest in Wal-Pat as part of the Settlement and Mutual Release with Mr. Clark, as described below.

Our aggregate monthly base lease payment obligation to Wal-Pat is approximately $316,000. Our total remaining aggregate obligation under the Wal-Pat operating leases is approximately $45,285,000. These amounts exclude any obligations for payment of real estate taxes and repairs and maintenance, which are our responsibility as the lessee.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds –

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Jan 1 – Jan 31, 2009	—	—	—	1,147,465
Feb 1 – Feb 28, 2009	—	—	—	1,147,465
Mar 1 – Mar 31, 2009	—	—	—	1,147,465
Total	—	—	—	1,147,465

*	The Plan announced September 22, 2000 authorized the repurchase of up to 2 million shares of common stock.

Item 3.	Defaults Upon Senior Securities - None.

Item 4.	Submission of Matters to a Vote of Security Holders - None.

Item 5.	Other Information – Sale of Certain Sales Divisions

Flanders Corporation closed on an Asset Purchase Agreement effective January 2009 which effectively sold certain direct sales offices. The closing of this transaction is part of Flanders’ focus of shedding verticality and making operations efficient and profitable.

In accordance with the agreement, the buyer may, within one year, elect to terminate the relationship established by the agreement. If the buyer does elect to terminate the agreement, then all equipment and inventory would be reverted back to the Company.

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

Dated this 4th day of May, 2009.

FLANDERS CORPORATION

By:	/s/ Harry Smith
Harry Smith
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Oakley
John Oakley
Chief Financial Officer (Principal Financial Officer)