Form 10-Q
period 2009-06-30
FLANDERS CORP
filed 2009-07-30
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

The number of shares outstanding of the registrant’s common stock, as of June 30, 2009 was 25,524,074.

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED June 30, 2009

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	June 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$690	$404
Receivables:
Trade, less allowance:
6/30/2009 $3,297; 12/31/2008 $3,683	45,642	37,682
Other	897	280
Inventories	35,615	31,549
Deferred taxes	3,716	4,285
Income Taxes	7,447	10,048
Other current assets	4,150	4,714

Total current assets	98,157	88,962
Property and equipment, less accumulated depreciation: 6/30/2009
$56,345; 12/31/2008 $55,520	65,052	57,156
Intangible assets, less accumulated amortization: 6/30/2009
$1,479; 12/31/2008 $1,449	304	295
Notes Receivable and Other Assets	14,730	14,604

	$178,243	$161,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital lease obligations	$1,098	$1,307
Accounts payable	24,659	22,795
Accrued expenses	17,063	13,517
Other current liabilities	6,179	6,179

Total current liabilities	48,999	43,798

Long-term capital lease obligations, less current maturities	190	554
Long-term debt, less current maturities	37,918	29,611
Long-term liabilities, other	3,821	4,286
Deferred taxes	—	—
Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001 par value, 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 25,524 and 25,524 shares at June 30, 2009 and December 31, 2008, respectively	26	26
Additional paid-in capital	87,298	87,253
Accumulated other comprehensive loss	(966)	(1,231)
Retained earnings (deficit)	957	(3,280)

	87,315	82,768

	$178,243	$161,017

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$58,727	$57,269	$106,747	$106,463
Cost of goods sold	46,129	48,773	84,244	89,243

Gross profit	12,598	8,496	22,503	17,220
Operating expenses	8,559	9,313	16,094	18,589

Operating income (loss)	4,039	(817)	6,409	(1,369)

Nonoperating income (expense):
Other income, net	148	1,442	902	4,045
Interest expense	(318)	(492)	(585)	(1,125)

	(170)	950	317	2,920

Earnings before income taxes and extraordinary item	3,869	133	6,726	1,551

Provision for income taxes	1,432	53	2,489	620

Income before extraordinary item	2,437	80	4,237	931
Extraordinary gain on Fire (net of taxes)	—	6,802	—	8,335

Net earnings	$2,437	$6,882	$4,237	$9,266

Income before extraordinary item Basic earnings per share	$0.10	$0.00	$0.17	$0.04
Extraordinary item	$—	$0.27	$—	$0.32

Net earnings per share	$0.10	$0.27	$0.17	$0.36

Income before extraordinary item Diluted earnings per share	$0.09	$0.00	$0.16	$0.03
Extraordinary item	$—	$0.26	$—	$0.32

Net earnings per share	$0.09	$0.26	$0.16	$0.35

Weighted average common shares outstanding
Basic	25,524	25,725	25,524	25,724

Diluted	25,887	26,203	25,845	26,185

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 1, 2008	$26	$87,305	$(782)	$853	$87,402
Stock option award compensation		1,426			1,426
Purchase and retirement of 306 shares of common stock	(1)	(1,904)	—	—	(1,905)
Issuance of 138 shares of common stock upon exercise of options	1	426	—	—	427
Comprehensive loss
Net loss	—	—	—	(4,133)	(4,133)
Loss on cash flow hedges	—	—	(449)	—	(449)

Total Comprehensive loss, net of tax					(4,582)

Balance, December 31, 2008	$26	$87,253	$(1,231)	$(3,280)	$82,768
Stock option award compensation		45			45
Comprehensive earnings
Net earnings	—	—	—	4,237	4,237
Gain on cash flow hedges	—	—	265	—	265

Total Comprehensive earnings, net of tax					4,502

Balance, June 30, 2009 (unaudited)	$26	$87,298	$(966)	$957	$87,315

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by operating activities	$860	$1,818	$2,665	$5,468

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal, net of cash acquired	—	—	—	(11)
Purchase of property and equipment	(6,060)	(3,192)	(9,910)	(5,237)
Proceeds from sale of property and equipment	205	7	254	10
Proceeds from insurance claim on building and equipment	466	—	466	—
Decrease in other assets	478	479	647	678

Net cash used in investing activities	(4,911)	(2,706)	(8,543)	(4,560)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(943)	(228)	(1,133)	(373)
Net proceeds from (payments on) revolving credit agreement	5,233	596	7,387	(406)
Payment of Debt Issuance Costs	—	—	(90)	—
Purchase and Retirement of Common Stock	—	(53)	—	(334)
Proceeds from Sales of Common Stock	—	—	—	56

Net cash provided by (used in) financing activities	4,290	315	6,164	(1,057)

Net increase (decrease) in cash and cash equivalents	239	(573)	286	(149)
CASH AND CASH EQUIVALENTS
Beginning of period	451	922	404	498

End of period	$690	$349	$690	$349

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$179	$743	$241	$793

Interest	$411	$558	$612	$1,122

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Sale of equipment for note receivable	$249	$332	$415	$415

Purchase of building with debt	$1,480	$—	$1,480	$—

Sale of building for note receivable	$200	$—	$200	$—

Cashless exercise of common stock (Net)	$—	$(100)	$—	$(370)

Offset of accrued expenses against trade accounts receivable	$2,412	$1,614	$5,839	$8,825

Note Receivable in lieu of account receivable trade	$—	$677	$—	$677

Offset of accrued expenses against other receivables	$—	$900	$—	$900

DISPOSAL OF COMPANIES
Working Capital surplus disposed, net of cash and cash equivalents disposed	—	959	—	1,425
Fair value of other assets disposed, principally property and equipment	—	8,518	—	8,637
Goodwill disposed	—	—	—	589
Minority interest	—	—	—	141

	$—	$9,477	$—	$10,792

Note A.	Nature of Business and Interim Financial Statements

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the six months ended June 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. Further, in connection with preparation of the consolidated condensed financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (SFAS 165), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through July 30, 2009.

Other comprehensive loss:

Other comprehensive loss is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of June 30, 2009, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2008	$(1,231)
Net change during the period related to cash flow hedges	265

Balance at June 30, 2009	$(966)

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

Derivative financial instruments:

The Company has only limited involvement with derivative financial instruments. The Company has three interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds and one variable rate note. Under the interest rate swap agreements for the bonds, we receive or make payments on a monthly basis, based on the differential between 5.49% and a tax exempt interest rate as determined by a remarketing agent. Under the interest rate swap agreement for the note, we receive or make payments on a monthly basis, based on the differential between 5.86% and LIBOR plus 1.75%. These interest rate swaps are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swaps of $966 is included in “Accumulated other comprehensive loss” on the balance sheet. This fair value was determined using level 2 inputs as defined in SFAS No. 157. The interest rate swap contracts on the bonds expire in 2013 and 2015 and the interest rate swap on the note expires in 2013.

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

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the quarters ended June 30, 2009 and June 30, 2008 were $1,006 and $1,371, respectively. Advertising costs for the six months ended June 30, 2009 and June 30, 2008 were $2,000 and $2,651, respectively.

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

In May 2009, the FASB issued SFAS 165, “ Subsequent Events” the objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2. the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3. the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Company’s financial statements or condition.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (SFAS 168). SFAS 168 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. SFAS 168 is effective for interim and annual periods ending after September 15, 2009.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the six months ended June 30, 2009 and the year ended December 31, 2008:

	Warrants	Stock Options	Exercise Price per Share		Weighted Average Exercise Price per Share
			Warrants	Options	Warrants	Options
Outstanding at January 1, 2008	—	3,267	$—	$1.74 - 11.72	$—	$5.53
Granted	15	55	4.69 - 4.69	4.69 - 5.71	4.69	4.78
Exercised	—	(138)	—	1.74 - 5.21	—	3.09
Canceled or expired	—	(279)	—	3.93 - 11.72	—	8.93

Outstanding at December 31, 2008	15	2,905	4.69 - 4.69	1.74 - 11.72	4.69	5.29
Granted	—	15	—	4.60 - 4.60	—	4.60
Exercised	—	—	—	—	—	—
Canceled or expired	—	(20)	—	5.21 - 5.21	—	5.21

Outstanding at June 30, 2009	15	2,900	—	2.50 - 11.72	—	$5.29

The options expire at various dates ranging from August 2009 through January 2019.

Share-Based Compensation

As of June 30, 2009, there was no unrecognized stock-based compensation expense related to non-vested stock options.

The aggregate intrinsic value of options outstanding at June 30, 2009, based on the Company’s closing stock price of $6.11 as of the last business day of the period ended June 30, 2009, which would have been received by the optionees had all options been exercised on that date was $4,409. The aggregate intrinsic value of options exercisable at June 30, 2009, based on the Company’s closing stock price of $6.11 as of the last business day of the period ended June 30, 2009, which would have been received by the optionees had all options exercisable been exercised on that date was $4,409. The aggregate intrinsic value of options exercised during the six months ended June 30, 2009 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Options on 1,285 shares of common stock were not included in computing diluted EPS for the quarter period ended June 30, 2009, because their effects were anti-dilutive.

Note B.	Inventories

Inventories consist of the following at June 30, 2009 and December 31, 2008:

	6/30/2009	12/31/2008
Finished goods	$15,918	$14,579
Work in progress	3,066	1,924
Raw materials	17,405	15,820

	36,389	32,323
Less allowances	774	774

	$35,615	$31,549

Note C.	Notes Receivable and Other Assets

Other assets consist of the following at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
Other Assets	$1,267	$1,111
Notes Receivable	13,463	13,493

	$14,730	$14,604

Note D.	Pledged Assets and Debt

As of June 30, 2009 the Company’s total obligations to Bank of America were approximately $22,135. During July 2009, the Company entered into an amendment to the credit facility with its bank. The current revolving credit agreement with the bank provides a maximum line of credit of $36 million (subject to availability) and bears interest at (i) LIBOR plus 3.75%; or (ii) the bank’s base rate plus 2.75%. The revolving credit agreement is part of a combined facility with a bank that also includes a $12 million facility to guarantee letters of credit. The line of credit is due in 2011. The combined facility is collateralized by substantially all of the Company’s assets and restricts capital expenditures, payment of dividends and share repurchases. The company also has debt to a regional development authority with certain restrictive covenants. As of June 30, 2009 the Company is in compliance with its financial covenants.

Note E.	Extraordinary Gain and Loss on Fire

In June of 2006 a manufacturing facility in Pennsylvania was damaged by flood. In July 2007 another manufacturing facility in Florida was destroyed by fire. The extraordinary gain as of June 30, 2008 of $8,335 was calculated as the gain on the costs that were attributable to these natural disasters ($1,587) that were less than the insurance proceeds ($15,479), net of taxes of $5,557.

In September 2008, the warehouse in Auburn, Pennsylvania was partially destroyed by fire. All anticipated losses resulting from this fire are expected to be covered by insurance.

Note F.	Acquisitions

In May of 2009 the Company acquired furnace filter equipment and inventory of Wildwood Industries, Inc. for $3.6 million. Flanders then immediately sold unrelated assets to R.P.S Products, Inc. for $2.2 million.

Note G.	Income Taxes

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

Note H.	Litigation

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

Note I.	Sale Leaseback of Property and Related Party Transactions

In August 2008, the Company sold its Bartow property to Wal-Pat II, LLC, a related party. The property was sold for $3.7 million and part of the proceeds were used to pay down the existing debt on this property in the amount of approximately $1.8 million. The Company has leased this property back in March 2009. The Company has recorded a deferred gain of $1.4 million on the sale which will be amortized to rent expense over the lease term of 10 years.

During the second quarter 2009 the Company purchased a building in Folcroft, Pennsylvania from Wal-Pat II, LLC by assuming a note payable for $1.5 million.

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

Results of Operations for Three Months Ended June 30, 2009 Compared to June 30, 2008

The following table summarizes our results of operations as a percentage of net sales for the three months ended June 30, 2009 and 2008.

	Three Months Ended June 30,
	2009		2008
Net sales	$58,727	100.0%	$57,269	100.0%
Gross profit	12,598	21.5	8,496	14.8
Operating expenses	8,559	14.6	9,313	16.3
Operating income (loss)	4,039	6.9	(817)	(1.4)
Nonoperating income (expense)	(170)	(0.3)	950	1.7
Provision for income taxes	1,432	2.4	53	0.1
Extraordinary gain on Fire and Flood (net of taxes)	—	—	6,802	11.9
Net earnings	2,437	4.1	6,882	12.0

Net sales: Net sales for the second quarter of 2009 increased by $1,458, or 2.5%, to $58,727 from $57,269 for the second quarter of 2008. Sales increased during the second quarter of 2009 compared to the second quarter of 2008 due to an increase in our retail business partially offset by a decrease in most areas of our commercial and industrial business lines.

Gross Profit: Gross profit for the second quarter of 2009 increased by $4,102, or 48.3%, to $12,598, which represented 21.5% of net sales, from $8,496, which represented 14.8% of net sales for the second quarter of 2008. The gross profit was higher during the second quarter of 2009 due to 2008 increases in in-bound shipping costs, due to increased fuel costs and raw material costs, especially in the cost of metal. Also, in 2008, our media producing facility was producing for part of the period which contributed to lower margins.

Operating expenses: Operating expenses for the second quarter of 2009 decreased by $754 or 8.1%, to $8,559, representing 14.6% of net sales, from $9,313, representing 16.3% of net sales, for the second quarter of 2008. The decrease in operating expenses is primarily due to the sale of certain direct sales offices, decreases in freight costs of $620, decreases in commissions of $363, and a decrease in advertising costs of $366 offset by an increase in our bad debt expense of $488.

Nonoperating income (expense): Net nonoperating income for the second quarter of 2009 decreased by $1,120, to expense of $170 representing (0.3%) of net sales, from income of $950 representing 1.7% of net sales, for the second quarter of 2008 due to the sale of a direct office and its media producing facility during the second quarter 2008.

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

Extraordinary gain on Fire and Flood (net of taxes): In June of 2006 a manufacturing facility in Pennsylvania was damaged by flood. In July 2007 another manufacturing facility in Florida was destroyed by fire. The extraordinary gain for the quarter ended June 30, 2008 of $6,802 was calculated as the gain on the costs that were attributable to these natural disasters ($613) that were less than the insurance proceeds ($11,950), net of taxes of $4,535.

Results of Operations for Six Months Ended June 30, 2009 Compared to June 30, 2008

The following table summarizes our results of operations as a percentage of net sales for the six months ended June 30, 2009 and 2008.

	Six Months Ended June 30,
	2009		2008
Net sales	$106,747	100.0%	$106,463	100.0%
Gross profit	22,503	21.1	17,220	16.2
Operating expenses	16,094	15.1	18,589	17.5
Operating income (loss)	6,409	6.0	(1,369)	(1.3)
Nonoperating income	317	0.3	2,920	2.7
Provision for income taxes	2,489	2.3	620	0.6
Extraordinary gain on Fire and Flood (net of taxes)	—	—	8,335	7.8
Net earnings	4,237	4.0	9,266	8.7

Net sales: Net sales for the first half 2009 increased by $284, or (0.3%), to $106,747 from $106,463 for the first half of 2008. Sales increased during the second quarter of 2009 compared to the second quarter of 2008 due to an increase in our retail business partially offset by a decrease in most areas of our commercial and industrial business lines.

Gross Profit: Gross profit for the first half of 2009 increased by $5,283, or 30.7%, to $22,503, which represented 21.1% of net sales, from $17,220, which represented 16.2% of net sales for the first half of 2008. The gross profit was higher during the first half of 2009 due to 2008 increases in in-bound shipping costs, due to increased fuel costs and raw material costs, especially in the cost of metal. Also, in 2008, our media producing facility was producing for part of the period which contributed to lower margins.

Operating expenses: Operating expenses for the first half of 2009 decreased by $2,495 or 13.4%, to $16,094, representing 15.1% of net sales, from $18,589, representing 17.5% of net sales, for the first half of 2008. The decrease in operating expenses is primarily due to the sale of certain direct sales offices, decreases in freight costs of $1.4 million, decreases in commissions of $1.6 million, and a decrease in advertising costs of $647 offset by an increase in our bad debt expense of $425 and insurance expenses of $270.

Nonoperating income (expense): Net nonoperating income for the first half of 2009 decreased by $2,603, to $317 representing 0.3% of net sales, from $2,920 representing 2.7% of net sales, for the first half of 2008 due to the sale of certain direct sales offices and its media producing facility during the first half 2008 as well as the settling of trade accounts payable with Superior Diecutting, Inc. (previously a related party of the Company) for less than what was owed during the first half of 2008.

Provision for income taxes: The IRS is currently examining the Company’s federal income tax returns of 2002, 2003, 2004, 2005, and 2006. To date the IRS has proposed certain changes for the 2002, 2003, 2004, 2005, and 2006 examinations, resulting in additional liabilities due. The Company has submitted a petition to the IRS for a redetermination of the changes with the U.S. Tax Court. These liabilities have been included in the Company’s FIN 48 liability which is included in other current liabilities. Our provision for the six months of 2009 and 2008 were a blended state and federal rate of approximately 37% and 40% of pretax earnings, respectively.

Extraordinary gain on Fire and Flood (net of taxes): In June of 2006 a manufacturing facility in Pennsylvania was damaged by flood. In July 2007 another manufacturing facility in Florida was destroyed by fire. The extraordinary gain as of June 30, 2008 of $8,335 was calculated as the gain on the costs that were attributable to these natural disasters ($1,587) that were less than the insurance proceeds ($15,479), net of taxes of $5,557.

Liquidity and Capital Resources

Our working capital was approximately $49,158 at June 30, 2009, compared to approximately $45,164 at December 31, 2008. This includes cash and cash equivalents of $690, at June 30, 2009 and $404 at December 31, 2008.

Our trade receivables increased $7,960, or 21.1% to $45,642 at June 30, 2009, from $37,682 at December 31, 2008 due to the timing of sales during the second quarter of 2009. Trade receivables are typically higher during the second and third quarters due to higher sales volume due to increased demand during the warmer months of the year.

Inventories increased $4,066, or 12.9%, to $35,615 at June 30, 2009 from $31,549 at December 31, 2008. The increase in inventory was primarily due to the increase in demand for the Company’s retail products as well as the seasonal increase in inventory as the Company prepares for the peak demand during the warmer months.

Our continuing operations generated $860 and $1,818 of cash during the second quarter of 2009 and 2008, respectively. The decrease in cash flows from operating activities was primarily due to the decrease in cash received from the extraordinary items along with the increase in inventory, offset by decreases in accounts receivable and deferred taxes and by increases in accounts payable.

Our financing activities generated $4,290 of cash during the second quarter of 2009, primarily consisting of proceeds on the line of credit, net of payments on other long term borrowings. Our investing activities used $4,911 of cash during the second quarter of 2009, primarily due to purchase of property and equipment.

During July 2009, the Company entered into an amendment to the credit facility with its bank. The current revolving credit agreement with the bank provides a maximum line of credit of $36 million (subject to availability) and bears interest at (i) LIBOR plus 3.75%; or (ii) the bank’s base rate plus 2.75%. The revolving credit agreement is part of a combined facility with a bank that also includes a $12 million facility to guarantee letters of credit. The line of credit is due in 2011. The combined facility is collateralized by substantially all of the Company’s assets and restricts capital expenditures, payment of dividends and share repurchases.

In connection with the working capital credit facility and notes payable to a regional development authority and bank, the Company and its majority owned subsidiaries have agreed to certain restrictive covenants which include, among other things, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio; a minimum tangible net worth; a maximum ratio of total liabilities to tangible net worth; a minimum fixed charge coverage ratio; and a minimum earnings before interest, taxes, depreciation and amortization amount. As of June 30, 2009 the financial covenants of the Company are in compliance with the credit facility.

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

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at June 30, 2009 was $39,206. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at June 30, 2009. Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments. We have three interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds and one variable rate note. Under the interest rate swap agreements for the bonds, we receive or make payments on a monthly basis, based on the differential between 5.49% and a tax exempt interest rate as determined by a remarketing agent. Under the interest rate swap agreement for the note, we receive or make payments on a monthly basis, based on the differential between 5.86% and LIBOR plus 1.75%. These interest rate swaps are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138. Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swaps of $966 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts on the bonds expire in 2013 and 2015 and the interest rate swap on the note expires in 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the second quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management Controls a Significant Percentage of Our Stock

As of June 30, 2009, our directors and executive officers beneficially held approximately 35.2% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control that may otherwise be advantageous to the non-affiliated shareholders.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation on an annual basis. Management concluded that our internal control over financial reporting was effective at June 30, 2009. Ongoing compliance with these requirements is expected to be expensive and time-consuming and may negatively impact our results of operations. While our management did not identify any material weaknesses in our internal control over financial reporting at June 30, 2009 and concluded that our internal control over financial reporting was effective, we cannot make any assurances that material weaknesses in our internal control over financial reporting will not be identified in the future. If any material weaknesses are identified in the future, we may be required to make material changes in our internal control over financial reporting, which could negatively impact our results of operations. In addition, upon such occurrence, our management may not be able to conclude that our internal control over financial reporting is effective or our independent registered public accounting firm may not be able to attest that our internal control over financial reporting was effective. If we cannot conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm is not able to attest that our internal control over financial reporting is effective, we may be subject to regulatory scrutiny, and a loss of public confidence in our internal control over financial reporting, which may cause the value of our common stock to decrease.

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

We are currently the lessee under a series of five (5) real estate operating leases for approximately 836,000 square feet of warehousing, shipping and manufacturing facilities, expiring between 2019 and 2028 with Wal-Pat II, LLC (“Wal-Pat”), an entity owned by Robert R. Amerson. Mr. Amerson was our CEO and Chairman of our Board of Directors but recently retired. He beneficially owns approximately 29.0% of our outstanding common shares as of June 30, 2009. Mr. Amerson acquired Mr. Clark’s interest in Wal-Pat as part of the Settlement and Mutual Release with Mr. Clark, as described below.

Our aggregate monthly base lease payment obligation to Wal-Pat is approximately $267,000. Our total remaining aggregate obligation under the Wal-Pat operating leases is approximately $44,586,000. These amounts exclude any obligations for payment of real estate taxes and repairs and maintenance, which are our responsibility as the lessee.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds –

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Apr 1 – Apr 30, 2009	—	—	—	1,147,465
May 1 – May 31, 2009	—	—	—	1,147,465
Jun 1 – Jun 30, 2009	—	—	—	1,147,465
Total	—	—	—	1,147,465

*	The Plan announced September 22, 2000 authorized the repurchase of up to 2 million shares of common stock.

Item 3.	Defaults Upon Senior Securities - None.

Item 4.	Submission of Matters to a Vote of Security Holders - None.

Item 5.	Other Information – Purchase of Assets

Flanders Corporation acquired furnace filter equipment and inventory of Wildwood Industries, Inc. for $3.6 million. Flanders then immediately sold unrelated assets to R.P.S Products, Inc. for $2.2 million.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Twentieth Amendment to Loan and Security Agreement, dated July 29, 2009, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Bank of America (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 30th day of July, 2009.

FLANDERS CORPORATION

By:	/s/ Harry Smith
Harry Smith
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ John Oakley
John Oakley
Chief Financial Officer (Principal Financial Officer)