Form 10-Q
period 2009-09-30
FLANDERS CORP
filed 2009-11-02
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Commission File Number 000-27958

FLANDERS CORPORATION

(Exact name of registrant as specified in its charter)

North Carolina	13-3368271
(State or other jurisdiction of incorporation or organization)	(IRS Employer ID Number)

531 Flanders Filters Road, Washington, NC	27889
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (252) 946-8081

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

The number of shares outstanding of the registrant’s common stock, as of November 02, 2009 was 26,132,838.

FLANDERS CORPORATION

FORM 10-Q

FOR QUARTER ENDED September 30, 2009

Page
PART I - FINANCIAL INFORMATION

Item 1 -

Financial Statements

Consolidated Condensed Balance Sheets for September 30, 2009 (unaudited) and December 31, 2008	3

Consolidated Condensed Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and 2008	4

Consolidated Condensed Statements of Stockholders’ Equity for the nine months ended September 30, 2009 (unaudited) and the year ended December 31, 2008	5

Consolidated Condensed Statements of Cash Flows (unaudited) for the three and nine months ended September 30, 2009 and 2008	6

Notes to Consolidated Condensed Financial Statements (unaudited)	8

Item 2 -

Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3 -

Quantitative and Qualitative Disclosures About Market Risk	17

Item 4 -

Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings	17

Item 1A - Risk Factors	18

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3 - Defaults Upon Senior Securities	22

Item 4 - Submission of Matters to a Vote of Security Holders	22

Item 5 - Other Information	22

Item 6 - Exhibits	23

SIGNATURES	23

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,948	$404
Receivables:
Trade, less allowance:
9/30/2009 $3,006; 12/31/2008 $3,683	43,325	37,682
Other	588	280
Inventories	29,311	31,549
Deferred taxes	3,550	4,285
Income Taxes	8,513	10,048
Other current assets	4,914	4,714

Total current assets	92,149	88,962
Property and equipment, less accumulated depreciation: 9/30/2009 $57,564; 12/31/2008 $55,520	70,989	57,156
Intangible assets, less accumulated amortization: 9/30/2009 $1,495; 12/31/2008 $1,449	295	295
Notes Receivable and Other Assets	14,605	14,604

	$178,038	$161,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital lease obligations	$2,314	$1,307
Accounts payable	24,047	22,795
Accrued expenses	11,871	13,517
Other current liabilities	6,179	6,179

Total current liabilities	44,411	43,798

Long-term capital lease obligations, less current maturities	173	554
Long-term debt, less current maturities	38,901	29,611
Long-term liabilities, other	3,851	4,286
Commitments and contingencies

Stockholders’ equity
Preferred stock, $.001par value, 10,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,133 and 25,524 shares at September 30, 2009 and December 31, 2008, respectively	26	26
Additional paid-in capital	88,943	87,253
Accumulated other comprehensive loss	(995)	(1,231)
Retained earnings (deficit)	2,728	(3,280)

	90,702	82,768

	$178,038	$161,017

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$60,426	$61,070	$167,173	$167,533
Cost of goods sold	49,445	50,252	133,689	139,495

Gross profit	10,981	10,818	33,484	28,038
Operating expenses	8,034	9,418	24,128	28,007

Operating income	2,947	1,400	9,356	31

Nonoperating income (expense):
Other income, net	451	588	1,353	4,633
Interest expense	(291)	(498)	(876)	(1,623)

	160	90	477	3,010

Earnings before income taxes and extraordinary item	3,107	1,490	9,833	3,041
Provision for income taxes	1,337	596	3,825	1,216

Income before extraordinary item	1,770	894	6,008	1,825
Extraordinary gain on Fire (net of taxes)	—	—	—	8,335

Net earnings	$1,770	$894	$6,008	$10,160

Income before extraordinary item Basic earnings per share	$0.07	$0.03	$0.23	$0.07
Extraordinary item	$—	$—	$—	$0.32

Net earnings per share	$0.07	$0.03	$0.23	$0.39

Income before extraordinary item Diluted earnings per share	$0.07	$0.03	$0.23	$0.07
Extraordinary item	$—	$—	$—	$0.32

Net earnings per share	$0.07	$0.03	$0.23	$0.39

Weighted average common shares outstanding
Basic	25,928	25,724	25,660	25,724

Diluted	25,994	26,184	25,687	26,178

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 1, 2008	$26	$87,305	$(782)	$853	$87,402
Stock option award compensation		1,426			1,426
Retirement of 306 shares of common stock	(1)	(1,904)	—	—	(1,905)
Issuance of 138 shares of common stock upon exercise of options	1	426	—	—	427
Comprehensive loss
Net loss	—	—	—	(4,133)	(4,133)
Loss on cash flow hedges	—	—	(449)	—	(449)

Total Comprehensive loss, net of tax					(4,582)

Balance, December 31, 2008	$26	$87,253	$(1,231)	$(3,280)	$82,768
Stock option award compensation		45	—	—	45
Retirement of 391 shares of common stock	(1)	(2,499)	—	—	(2,500)
Issuance of 1,000 shares of common stock upon exercise of options	1	2,499	—	—	2,500
Tax benefit from stock options	—	1,645	—	—	1,645
Comprehensive earnings
Net earnings	—	—	—	6,008	6,008
Gain on cash flow hedges	—	—	236	—	236

Total Comprehensive earnings, net of tax					6,244

Balance, September 30, 2009 (unaudited)	$26	$88,943	$(995)	$2,728	$90,702

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings	$1,770	$894	$6,008	$10,160
Depreciation and amortization expense	1,419	1,358	4,150	4,483
Provision for bad debts	552	287	2,011	1,311
Extraordinary Gain (net of taxes)	—	—	—	(8,335)
Compensation expense	—	—	45	175
Tax impact of stock options exercised	(1,645)	—	(1,645)	—
Deferred gain	(18)	—	(42)	—
Gain on disposal of property and equipment	(96)	(1,459)	(219)	(1,388)
Deferred Taxes	166	(479)	455	(5,281)
Increase in accounts receivable	(453)	(2,358)	(15,711)	(11,438)
(Increase) Decrease in other receivables	309	(103)	(308)	(67)
(Increase) Decrease in inventory	6,305	(2,515)	2,239	(3,725)
Proceeds from insurance claim	—	—	1,135	15,479
Gain on sale of subsidiaries	—	—	—	(1,617)
(Increase) Decrease in other current assets	(125)	(163)	1,565	3,685
Increase in other assets	(38)	—	(120)	—
Increase (Decrease) in accounts payable	(613)	18	1,250	(4,753)
Increase (Decrease) in accrued expenses	(2,974)	1,517	6,411	3,776

Net cash provided by (used in) operating activities	4,559	(3,003)	7,224	2,465

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal, net of cash acquired	—	—	—	(11)
Purchase of property and equipment	(2,888)	(4,417)	(12,798)	(9,654)
Proceeds from sale of property and equipment	5	3,397	259	3,407
Deferred gain on property sale	—	1,441	—	1,441
Proceeds from insurance claim on building and equipment	—	—	466	—
Decrease in other assets	354	612	1,001	1,290

Net cash provided by (used in) investing activities	(2,529)	1,033	(11,072)	(3,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term borrowings	(351)	(1,449)	(1,484)	(1,822)
Net proceeds from (payments on) revolving credit agreement	(2,066)	3,868	5,321	3,462
Payment of Debt Issuance Costs	—	—	(90)	—
Tax impact of stock options exercised	1,645	—	1,645	—
Purchase and Retirement of Common Stock	—	—	—	(334)
Proceeds from Sales of Common Stock	—	—	—	56

Net cash provided by (used in) financing activities	(772)	2,419	5,392	1,362

Net increase in cash and cash equivalents	$1,258	$449	$1,544	$300
CASH AND CASH EQUIVALENTS
Beginning of period	$690	$349	$404	$498

End of period	$1,948	$798	$1,948	$798

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Income taxes	$592	$46	$833	$839

Interest	$223	$477	$819	$1,599

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Sale of equipment for note receivable	249	332	664	747

Purchase of building with debt	4,600	—	6,080	—

Sale of building for note receivable	—	—	200	—

Cashless exercise of common stock	(2,500)	—	(2,500)	(370)

Note Receivable in lieu of account receivable trade	—	—	—	677

Offset of accrued expenses against other receivables	—	—	—	900

Offset of accrued expenses against trade accounts receivable	2,218	2,766	8,057	11,591

DISPOSAL OF COMPANIES
Working Capital surplus disposed, net of cash and cash equivalents disposed	—	—	—	1,425
Fair value of other assets disposed, principally property and equipment	—	—	—	8,637
Goodwill disposed	—	—	—	589
Minority interest	—	—	—	141

	—	—	$—	10,792

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

Interim financial statements:

The interim consolidated condensed financial statements presented herein are unaudited and have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2008. In the opinion of management the interim statements include all adjustments (consisting only of normal recurring adjustments) necessary to summarize fairly our financial position, results of operations, and cash flows. The results of operations and cash flows for the nine months ended September 30, 2009 may not be indicative of the results that may be expected for the year ending December 31, 2009. Further, in connection with preparation of the consolidated condensed financial statements and in accordance with the recently issued Statement of Financial Accounting Standards No. 165 “Subsequent Events” (included in Accounting Standards Codification (“ASC”) 855), the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 2, 2009.

Other comprehensive loss:

Other comprehensive loss is defined as the change in equity during a period, from transactions and other events not included in net earnings, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends).

As of September 30, 2009, accumulated comprehensive loss consisted of the following:

Balance at December 31, 2008	$(1,231)
Net change during the period related to cash flow hedges	236

Balance at September 30, 2009	$(995)

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

Derivative financial instruments:

The Company has only limited involvement with derivative financial instruments. The Company has three interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds and one variable rate note. Under the interest rate swap agreements for the bonds, we receive or make payments on a monthly basis, based on the differential between 5.49% and a tax exempt interest rate as determined by a remarketing agent. Under the interest rate swap agreement for the note, we receive or make payments on a monthly basis, based on the differential between 5.86% and LIBOR plus 1.75%. These interest rate swaps are accounted for as a cash flow hedge in accordance with FASB authoritative guidance. Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swaps of $995 is included in “Accumulated other comprehensive loss” on the balance sheet. This fair value was determined using level 2 inputs as defined in FASB authoritative guidance. The interest rate swap contracts on the bonds expire in 2013 and 2015 and the interest rate swap on the note expires in 2013.

Revenue recognition:

The Company’s products are sold with terms and conditions, which vary depending on particular business environments in which the Company operates. The standard policy of the Company is to recognize revenue in accordance with accounting principles generally accepted in the United States of America; specifically SAB Topic 13A (included in Accounting Standards Codification (“ASC”) 605).

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

Advertising costs:

Advertising costs are charged to operations when incurred and are included in operating expenses. Advertising costs for the quarters ended September 30, 2009 and September 30, 2008 were $958 and $1,120, respectively. Advertising costs for the nine months ended September 30, 2009 and September 30, 2008 were $2,959 and $3,772, respectively.

Impact of Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities” (now known as Accounting Standards Codification (“ASC”) 815). ASC 815 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new standard is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of ASC 815 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS 165, “Subsequent Events” (now known as Accounting Standards Codification (“ASC”) 855). The objective of this Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1. the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2. the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and 3. the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on the Company’s financial statements or condition.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (now known as ASC 105-10). ASC 105-10 provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. ASC 105-10 is effective for interim and annual periods ending after September 15, 2009.

Other recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Stock Options and Warrants:

The following table summarizes the activity related to all Company stock options and warrants for the nine months ended September 30, 2009 and the year ended December 31, 2008:

		Stock	Exercise Price per Share		Weighted Average Exercise Price per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at January 1, 2008	—	3,267	$—	$1.74 - 11.72	$—	$5.53
Granted	15	55	4.69 - 4.69	4.69 - 5.71	4.69	4.78
Exercised	—	(138)	—	1.74 - 5.21	—	3.09
Canceled or expired	—	(279)	—	3.93 - 11.72	—	8.93

Outstanding at December 31, 2008	15	2,905	4.69 - 4.69	1.74 - 11.72	4.69	5.29
Granted	—	15	—	4.60 - 4.60	—	4.60
Exercised	—	(1,000)	—	2.50 - 2.50	—	2.50
Canceled or expired	—	(60)	—	5.21 - 8.60	—	7.47

Outstanding at September 30, 2009	15	1,860	—	4.37 - 11.72	—	$6.71

The options expire at various dates ranging from January 2010 through January 2019.

Share-Based Compensation

As of September 30, 2009, there was no unrecognized stock-based compensation expense related to non-vested stock options.

The aggregate intrinsic value of options outstanding at September 30, 2009, based on the Company’s closing stock price of $5.16 as of the last business day of the period ended September 30, 2009, which would have been received by the optionees had all options been exercised on that date was $156. The aggregate intrinsic value of options exercisable at September 30, 2009, based on the Company’s closing stock price of $5.16 as of the last business day of the period ended September 30, 2009, which would have been received by the optionees had all options exercisable been exercised on that date was $156. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 was $3,890. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

Options on 1,140 shares of common stock were not included in computing diluted EPS for the quarter period ended September 30, 2009, because their effects were anti-dilutive.

Note B. Inventories

Inventories consist of the following at September 30, 2009 and December 31, 2008:

	9/30/2009	12/31/2008
Finished goods	$12,456	$14,579
Work in progress	2,418	1,924
Raw materials	15,211	15,820

	30,085	32,323
Less allowances	774	774

	$29,311	$31,549

Note C. Notes Receivable and Other Assets

Notes Receivable and Other assets consist of the following at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
Other Assets	$1,275	$1,111
Notes Receivable	13,330	13,493

	$14,605	$14,604

Note D. Pledged Assets and Debt

As of September 30, 2009 the Company’s total obligations to Bank of America were approximately $20,068. During September 2009, the Company entered into an amendment to the credit facility with its bank. The current revolving credit agreement with the bank provides a maximum line of credit of $36 million (subject to availability) and bears interest at (i) LIBOR plus 3.75%; or (ii) the bank’s base rate plus 2.75%. The revolving credit agreement is part of a combined facility with a bank that also includes a $12 million facility to guarantee letters of credit. The line of credit is due in 2011. The combined facility is collateralized by substantially all of the Company’s assets and restricts capital expenditures, payment of dividends and share repurchases. The company also has debt to a regional development authority with certain restrictive covenants. As of September 30, 2009 the Company is in compliance with its financial covenants.

Note E. Extraordinary Gain and Loss on Fire

In June of 2006 a manufacturing facility in Pennsylvania was damaged by flood. In July 2007 another manufacturing facility in Florida was destroyed by fire. The extraordinary gain as of September 30, 2008 of $8,335 was calculated as the gain on the costs that were attributable to these natural disasters ($1,587) that were less than the insurance proceeds ($15,479), net of taxes of $5,557.

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

Note G. Income Taxes

The IRS is currently examining the Company’s federal income tax returns of 2002, 2003, 2004, 2005, and 2006. To date the IRS has proposed certain changes for the 2002, 2003, 2004, 2005, and 2006 examinations, resulting in additional liabilities due. The Company has submitted a petition to the IRS for a redetermination of the changes with the U.S. Tax Court. These liabilities have been included in the Company’s FIN 48 (also known as ASC 740) liability which is included in other current liabilities.

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

Note I. Sale Leaseback of Property and Related Party Transactions

In August 2008, the Company sold its Bartow property to Wal-Pat II, LLC, a related party. The property was sold for $3.7 million and parts of the proceeds were used to pay down the existing debt on this property in the amount of approximately $1.8 million. The Company has leased this property back in March 2009. The Company has recorded a deferred gain of $1.4 million on the sale which will be amortized to rent expense over the lease term of 10 years.

During the second quarter 2009 the Company purchased a building in Folcroft, Pennsylvania from Wal-Pat II, LLC by assuming a note payable for $1.5 million.

During the third quarter 2009 the Company purchased a building in Rosenburg, Texas from Wal-Pat III, LLC by assuming a note payable for $3.4 million from Wal-Pat III, LLC and by providing another note payable to Wal-Pat III, LLC for another $1.2 million.

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

Results of Operations for Three Months Ended September 30, 2009 Compared to September 30, 2008

The following table summarizes our results of operations as a percentage of net sales for the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30,
	2009		2008
Net sales	$60,426	100.0%	$61,070	100.0%
Gross profit	10,981	18.2	10,818	17.7
Operating expenses	8,034	13.3	9,418	15.4
Operating income	2,947	4.9	1,400	2.3
Nonoperating income	160	0.3	90	0.1
Provision for income taxes	1,337	2.2	596	1.0
Net earnings	1,770	2.9	894	1.5

Net sales: Net sales for the third quarter of 2009 decreased by $644, or 1.1%, to $60,426 from $61,070 for the third quarter of 2008. Sales decreased during the third quarter of 2009 compared to the third quarter of 2008 due to a decrease in our commercial and industrial business lines partially offset by an increase in our retail business.

Gross Profit: Gross profit for the third quarter of 2009 increased by $163, or 1.5%, to $10,981, which represented 18.2% of net sales, from $10.818, which represented 17.7% of net sales for the third quarter of 2008. The gross profit was higher during the third quarter of 2009 due to decreases in raw material costs.

Operating expenses: Operating expenses for the third quarter of 2009 decreased by $1,384 or 14.7%, to $8,034, representing 13.3% of net sales, from $9,418, representing 15.4% of net sales, for the third quarter of 2008. The decrease in operating expenses is primarily due to the sale of certain direct sales offices, decreases in freight costs of $850, decreases in rent of $201, decreases in commissions of $102, and a decrease in advertising costs and royalty expenses of $298 offset by an increase in our bad debt expense of $417.

Nonoperating income: Net nonoperating income for the third quarter of 2009 increased by $70, to $160 representing 0.3% of net sales, from $90 representing .1% of net sales, for the third quarter of 2008 due to lower interest expense during the third quarter 2009 compared to the third quarter 2008.

Provision for income taxes: The IRS is currently examining the Company’s federal income tax returns of 2002, 2003, 2004, 2005, and 2006. To date the IRS has proposed certain changes for the 2002, 2003, 2004, 2005, and 2006 examinations, resulting in additional liabilities due. The Company has submitted a petition to the IRS for a redetermination of the changes with the U.S. Tax Court. These liabilities have been included in the Company’s FIN 48 (now known as ASC 740) liability which is included in other current liabilities. Our provision for the three months of 2009 and 2008 were a blended state and federal rate of approximately 38% and 40% of pretax earnings, respectively.

Results of Operations for Nine Months Ended September 30, 2009 Compared to September 30, 2008

The following table summarizes our results of operations as a percentage of net sales for the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30,
	2009		2008
Net sales	$167,173	100.0%	$167,533	100.0%
Gross profit	33,484	20.0	28,038	16.7
Operating expenses	24,128	14.4	28,007	16.7
Operating income	9,356	5.6	31	0.0
Nonoperating income	477	0.3	3,010	1.8
Provision for income taxes	3,825	2.3	1,216	0.7
Extraordinary gain on Fire and Flood (net of taxes)	—	—	8,335	5.0
Net earnings	6,008	3.6	10,160	6.1

Net sales: Net sales for the first nine months of 2009 decreased by $360, or (0.2%), to $167,173 from $167,533 for the first nine months of 2008. Sales decreased during the first nine months of 2009 compared to the first nine months of 2008 due to a decrease in our commercial and industrial business lines partially offset by an increase in our retail business.

Gross Profit: Gross profit for the first nine months of 2009 increased by $5,446, or 19.4%, to $33,484, which represented 20.0% of net sales, from $28,038, which represented 16.7% of net sales for the first nine months of 2008. The gross profit was higher during the first nine months of 2009 due to decreases in raw material costs and improved operational efficiencies. Also, in 2008, our media producing facility was producing for part of the period which contributed to lower margins.

Operating expenses: Operating expenses for the first nine months of 2009 decreased by $3,879 or 13.9%, to $24,128, representing 14.4% of net sales, from $28,007, representing 16.7% of net sales, for the first nine months of 2008. The decrease in operating expenses is primarily due to the sale of certain direct sales offices, decreases in freight costs of $2.1 million, decreases in commissions of $846, and a decrease in advertising costs and royalty expenses of $1.2 million offset by an increase in our bad debt expense of $628.

Nonoperating income: Net nonoperating income for the first nine months of 2009 decreased by $2,533, to $477 representing 0.3% of net sales, from $3,010 representing 1.8% of net sales, for the first nine months of 2008 due to the sale of certain direct sales offices and its media producing facility during the first nine months of 2008 as well as the settling of trade accounts payable with Superior Diecutting, Inc. (previously a related party of the Company) for less than what was owed during the first nine months of 2008.

Provision for income taxes: The IRS is currently examining the Company’s federal income tax returns of 2002, 2003, 2004, 2005, and 2006. To date the IRS has proposed certain changes for the 2002, 2003, 2004, 2005, and 2006 examinations, resulting in additional liabilities due. The Company has submitted a petition to the IRS for a redetermination of the changes with the U.S. Tax Court. These liabilities have been included in the Company’s FIN 48 (now known as ASC 740) liability which is included in other current liabilities. Our provision for the nine months of 2009 and 2008 were a blended state and federal rate of approximately 38% and 40% of pretax earnings, respectively.

Extraordinary gain on Fire and Flood (net of taxes): In June of 2006 a manufacturing facility in Pennsylvania was damaged by flood. In July 2007 another manufacturing facility in Florida was destroyed by fire. The extraordinary gain as of September 30, 2008 of $8,335 was calculated as the gain on the costs that were attributable to these natural disasters ($1,587) that were less than the insurance proceeds ($15,479), net of taxes of $5,557.

Liquidity and Capital Resources

Our working capital was approximately $47,738 at September 30, 2009, compared to approximately $45,164 at December 31, 2008. This includes cash and cash equivalents of $1,948, at September 30, 2009 and $404 at December 31, 2008.

Our trade receivables increased $5,643, or 15.0% to $43,325 at September 30, 2009, from $37,682 at December 31, 2008 due to the timing of sales during the second and third quarters of 2009. Trade receivables are typically higher during the second and third quarters due to higher sales volume due to increased demand during the warmer months of the year.

Inventories decreased $2,238, or 7.1%, to $29,311 at September 30, 2009 from $31,549 at December 31, 2008. The decrease in inventory was primarily due to the increase in demand for the Company’s retail products during the latter part of the third quarter 2009 as well improved management in the Company’s procurement processes.

Our continuing operations generated $4,559 and consumed $3,003 of cash during the third quarter of 2009 and 2008, respectively. The increase in cash flows from operating activities was primarily due to the decrease in inventory, offset by decreases in accounts payable and accrued expenses as well as the tax impact of stock options exercised.

Our financing activities consumed $772 of cash during the third quarter of 2009, primarily consisting of payments on the line of credit, net of payments on other long term borrowings, offset by the tax impact of stock options exercised. Our investing activities consumed $2,529 of cash during the third quarter of 2009, primarily due to purchase of property and equipment.

During September 2009, the Company entered into an amendment to the credit facility with its bank. The current revolving credit agreement with the bank provides a maximum line of credit of $36 million (subject to availability) and bears interest at (i) LIBOR plus 3.75%; or (ii) the bank’s base rate plus 2.75%. The revolving credit agreement is part of a combined facility with a bank that also includes a $12 million facility to guarantee letters of credit. The line of credit is due in 2011. The combined facility is collateralized by substantially all of the Company’s assets and restricts capital expenditures, payment of dividends and share repurchases.

In connection with the working capital credit facility and notes payable to a regional development authority and bank, the Company and its majority owned subsidiaries have agreed to certain restrictive covenants which include, among other things, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a minimum current ratio; a minimum tangible net worth; a maximum ratio of total liabilities to tangible net worth; a minimum fixed charge coverage ratio; and a minimum earnings before interest, taxes, depreciation and amortization amount. As of September 30, 2009 the financial covenants of the Company are in compliance with the credit facility.

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

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at September 30, 2009 was $41,388. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at September 30, 2009. Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments. We have three interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds and one variable rate note. Under the interest rate swap agreements for the bonds, we receive or make payments on a monthly basis, based on the differential between 5.49% and a tax exempt interest rate as determined by a remarketing agent. Under the interest rate swap agreement for the note, we receive or make payments on a monthly basis, based on the differential between 5.86% and LIBOR plus 1.75%. These interest rate swaps are accounted for as a cash flow hedge in accordance with FASB authoritative guidance. Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swaps of $995 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts on the bonds expire in 2013 and 2015 and the interest rate swap on the note expires in 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the third quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management Controls a Significant Percentage of Our Stock

As of September 30, 2009, our directors and executive officers beneficially held approximately 32.4% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control that may otherwise be advantageous to the non-affiliated shareholders.

We May be Required to Issue Stock in the Future That Will Dilute the Value of Our Existing Stock

We have granted options to purchase a total of 1,860,000 shares of common stock to various parties with exercise prices ranging from $4.37 to $11.72 per share. These options are all currently exercisable. Additionally, if the option holders exercise their options, the interests of current shareholders may be diluted.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation on an annual basis. Management concluded that our internal control over financial reporting was effective at September 30, 2009. Ongoing compliance with these requirements is expected to be expensive and time-consuming and may negatively impact our results of operations. While our management did not identify any material weaknesses in our internal control over financial reporting at September 30, 2009 and concluded that our internal control over financial reporting was effective, we cannot make any assurances that material weaknesses in our internal control over financial reporting will not be identified in the future. If any material weaknesses are identified in the future, we may be required to make material changes in our internal control over financial reporting, which could negatively impact our results of operations. In addition, upon such occurrence, our management may not be able to conclude that our internal control over financial reporting is effective or our independent registered public accounting firm may not be able to attest that our internal control over financial reporting was effective. If we cannot conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm is not able to attest that our internal control over financial reporting is effective, we may be subject to regulatory scrutiny, and a loss of public confidence in our internal control over financial reporting, which may cause the value of our common stock to decrease.

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

We are currently the lessee under a series of four (4) real estate operating leases for approximately 776,000 square feet of warehousing, shipping and manufacturing facilities, expiring between 2019 and 2028 with Wal-Pat II, LLC (“Wal-Pat”), an entity owned by Robert R. Amerson. Mr. Amerson was our CEO and Chairman of our Board of Directors but recently retired. He beneficially owns approximately 26.4% of our outstanding common shares as of September 30, 2009. Mr. Amerson acquired Mr. Clark’s interest in Wal-Pat as part of the Settlement and Mutual Release with Mr. Clark, as described below.

Our aggregate monthly base lease payment obligation to Wal-Pat is approximately $236. Our total remaining aggregate obligation under the Wal-Pat operating leases is approximately $37,245. These amounts exclude any obligations for payment of real estate taxes and repairs and maintenance, which are our responsibility as the lessee.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds –

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2009	—	—	—	1,147,465
Aug 1 – Aug 31, 2009	—	—	—	1,147,465
Sept 1 – Sept 30, 2009	—	—	—	1,147,465
Total	—	—	—	1,147,465

*	The Plan announced September 22, 2000 authorized the repurchase of up to 2 million shares of common stock.

Item 3.	Defaults Upon Senior Securities - None.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of shareholders on September 24, 2009. During the meeting, holders of 24,303,742 shares, representing ninety-three percent (93%) of the 26,132,838 shares outstanding on the record date, attended either in person or by proxy. Below is a tabulation of the votes:

PROPOSALS	SHARES FOR	SHARES ABSTAIN/WITHHOLD
Election of Harry Smith	23,606,718	697,024
Election of David Mock	14,020,637	10,283,105
Election of Jeff Korn	14,826,989	9,476,753
Election of Kirk Dominick	23,576,693	727,049

As a result of the meeting, Messrs. Smith, Dominick, Korn, and Mock were elected for an additional one-year term as directors.

Item 5.	Other Information – Purchase of Assets

During the second quarter 2009, Flanders Corporation acquired furnace filter equipment and inventory of Wildwood Industries, Inc. for $3.6 million. Flanders then immediately sold unrelated assets to R.P.S Products, Inc. for $2.2 million.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

99.1	Twenty first Amendment to Loan and Security Agreement, dated September 23, 2009, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Bank of America (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated this 2nd day of November, 2009.

FLANDERS CORPORATION

By:	/S/ HARRY SMITH
Harry Smith
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

By:	/S/ JOHN OAKLEY
John Oakley
Chief Financial Officer (Principal Financial Officer)