Form 10-K
period 2009-12-31
FLANDERS CORP
filed 2010-03-23
CIK 799526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

As of June 30, 2009, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $119.6 million.

As of March 22, 2010, the number of shares outstanding of the registrant’s common stock was 26,132,838 shares.

Documents incorporated into this report on Form 10-K by reference: None

FLANDERS CORPORATION

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2009

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

GENERAL DEVELOPMENT OF BUSINESS AND AVAILABILITY OF INFORMATION

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

This annual report, including all documents incorporated herein by reference, includes certain “forward-looking statements” within the meaning of that term in Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934, including, among others, those statements preceded by, following or including the words “believe,” “expect,” “anticipate” or similar expressions. These forward-looking statements are based largely on the current expectations of management and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described in the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II of this annual report, important factors to consider in evaluating such forward-looking statements include risks associated with demand for our products, market acceptance, economic conditions, competitive products and pricing, difficulties in product development, commercialization and technology. In light of these risks and uncertainties, there can be no assurance that the events contemplated by the forward-looking statements contained in this annual report will, in fact, occur. Accordingly, readers should not place undue reliance on forward-looking statements. The forward-looking statements speak as of the date of this report and we do not undertake any obligation to revise or update the forward-looking statements.

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

Strategic Integration of Manufacturing Capabilities. Global Containment Systems, Inc. (GCS) is a wholly owned subsidiary of Flanders Corporation which manufactures critical environments for the nuclear, pharmaceutical and semi conductor industries. During 2008 GCS was merged back under our Flanders Filters, Inc. and Charcoal Services Corporation divisions and these divisions will be working directly with the Department of Energy for creation of these projects.

During 2007, Flanders Corporation sold its expanded wire machinery, and in 2008, sold its media producing facility and disposed of its spun glass making equipment. The closing of these transactions were part of the focus of shedding verticality and making operations efficient and profitable.

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

Strategic Acquisitions. We will continue to evaluate acquisition opportunities, however, it is not likely we will make any acquisitions in 2010 as we continue to focus on improving core competencies rather than making acquisitions.

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

Create Brand Awareness for Flanders residential air filtration products. We are establishing our own brand names NaturalAire® and EnergyAire®. During 2008 and 2009 we focused efforts to grow the NaturalAire® brand through a Billboard campaign, full page magazine and trade journal advertisements, and marketing at national televised sporting events. These efforts gave us broadcast television and cable television exposure for the NaturalAire® brand. We believe recognition of the NaturalAire® and EnergyAire® brands will create awareness for Flanders as a primary selection for residential air filtration products.

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

Semiconductor Downturn and Economic Recovery. Sales of air filtration products for semiconductor facilities, historically a major market, are expected to begin recovery during 2010 with continued improvement during 2011.

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

Lack of Legitimate Competing Products. We believe there is an increase in public and regulatory frustration with spurious and misleading claims made by certain manufacturers in the air filtration industry. This trend is evidenced by recent rulings by the Federal Trade Commission disallowing claims of “cleaning the air in an entire room” made by several manufacturers of “area HEPA filtration systems” as well as medical benefits claimed by manufacturers of “passive electrostatic” washable synthetic filters and other articles in consumer reports. ASHARE is tightening the test standards to help the consumer more easily rate air filters. We hope that as the public becomes more interested in real filtration products that we will see continued strength in this market.

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

Tradeshows will continue only on a selective nature. Market-share will be gained by increasing factory-support with educated staff, improved stocking programs, decreased lead-times, as well as new and improved products from our R&D Department. In 2008 and 2009 our R&D costs were not considered material. Non-personal advertising will be increased to promote and increase our presence in the filtration industry primarily in the industry journals and magazines.

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

MANUFACTURING

We manufacture air filters, housings, Absolute Isolation Barriers and related equipment at several facilities in the United States and Mexico. The major plants are:

•

Manufacturing and warehousing facilities located in Washington, North Carolina; Bartow, Florida; Momence, Illinois; Smithfield, North Carolina (2 locations); Tijuana, Mexico; Matamoros, Mexico; Salt Lake City, UT and Dallas, Texas, produce a broad range of HEPA, commercial, residential and industrial filters.

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

PATENTS, TRADEMARKS AND LICENSES

The Company and its subsidiaries currently holds four (4) patents related to filtration technology including patents relating to isolation workstations, deodorizing air filters and method of fabricating deodorizing filters.

In addition, the Company maintains twenty-three (23) trademark registrations including the following: FLANDERS®, PRECISIONAIRE®, EZ FLOW®, AIRVELOPE®, CHANNEL-CEIL®, PUREFORM®, ECONO-CELL®, GAS-PAK®, PUREFRAME®, DIMPLE PLEAT®, BLU-JEL®, VLSI®, KWIK KUT®, SUPER-FLOW®, NATURALAIRE®, AIRPURE®, PURESEAL®, FLANDERS ABSOLUTE ISOLATION®, FLANDERS/CSC®, TECH-SORB®, DUSTGARD®, VAPORCLEAN®, and PRECISIONCELL®. Although management believes that the patents and trademarks associated with our various product lines and subsidiaries are valuable, we do not consider any of them to be essential to our business.

CUSTOMERS

We are not dependent upon any single customer. One customer, The Home Depot, Inc., accounted for 20%, 14% and 16% of net sales during 2009, 2008 and 2007, respectively. Lowe’s, accounted for 10% and 5% of net sales during 2009 and 2008, respectively. Wal-Mart Stores, Inc., accounted for 5%, 5% and 10.4% of net sales during 2009, 2008 and 2007, respectively. No other single customer accounted for 10% or more of net sales during the past three years. Other significant customers include Texas Instruments, Glaxo, Merck & Co., Inc., Upjohn Co., Westinghouse Electric Corp., Ace, True Value, Intel and several U.S. government agencies.

BACKLOG

We had approximately $57.7 million of firm backlog on December 31, 2009, compared to $20.4 million on December 31, 2008. Firm backlog includes orders received and not yet begun and the unfinished, unbilled portion of special orders. Orders are typically not cancelable without penalty, except for certain stable filter supply contracts to nuclear facilities operated by the United States government. Backlog varies from week to week, based on the timing and mix of orders received.

EMPLOYEES

The Company employed 2,139 full-time employees on December 31, 2009; 1,911 in manufacturing, 41 in development and technical staff, 37 in sales and marketing, and the remaining 150 in support staff and administration. Approximately 440 employees in Mexico are covered by government-mandated collective bargaining arrangements. Our operations have not been significantly affected by work stoppages and, in the opinion of management, employee relations are good. We are committed to continuous productivity improvement and we continue to evaluate opportunities to reduce fixed costs, simplify or improve processes, and eliminate excess capacity. As a consequence, we may, from time to time, transfer production from one manufacturing facility to another, outsource certain production or close certain manufacturing facilities. Such production transfers, outsourcing, and/or facility closures may result in a deterioration of employee relations at the impacted locations. We believe that our relationship with our employees is satisfactory.

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

Management Controls a Significant Percentage of Our Stock

As of December 31, 2009, our directors and executive officers beneficially held approximately 31.73% of our outstanding common stock. As a result, such shareholders effectively control or significantly influence all matters requiring shareholder approval. These matters include the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control that may otherwise be advantageous to the non-affiliated shareholders.

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

We recently elected to voluntarily delist our common stock from the NASDAQ Global Select Market, terminate our status as a reporting company under the Exchange Act, and to commence trading on the OTCQX U.S. Premier Market.

On January 12, 2010, we announced our intent to voluntarily delist shares of our common stock from the NASDAQ Global Market Select Marked and to terminate our status as a reporting company in Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our shares currently trade under the OTCQX U.S. Premier Market under the trading symbol “FLDR”. Although the OTCQX market place is generally viewed as the premier tier of the U.S. over-the-counter market, it may not offer certain benefits available on the NASDAQ Global Select Market.

We cannot predict the effect, if any, that future sales of our common stock, or the availability of shares of common stock for sale, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock, or the potential for large amounts of sales, would not cause the price of our common stock to decline.

Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

As an issuer qualified for listing on the OTCQX U.S. Premier Tier, we must comply with, among other factors:

•	posting of ongoing quarterly and audited annual financial reports posted on the OTCQX website;

•	inclusion in the Standard and Poor’s Corporation Records or Merchant Manuals, which satisfies the blue sky requirements for secondary trading under certain states blue sky laws;

•	DAD ongoing confirmation that we have made the information publicly available to maintain our OTCQX U.S. Premier Tier inclusion requirements.

The market price of our common stock has fluctuated significantly, and may fluctuate in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

Because we have elected to deregister as a reporting company under Section 12(g) of the Exchange Act, we will no longer be subject to Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation on an annual basis. Management concluded that our internal control over financial reporting was effective at December 31, 2009. After the filing of this Form 10-K, we will not be subject to Section 404 of the Sarbanes-Oxley Act of 2002, we will not be filing periodic or other reports under the Exchange Act with the SEC, and will not be required to identify or report any material weaknesses in our internal control over financial reporting.

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

Fire disruptions may adversely affect our business

Our raw materials and manufacturing process involve a risk of fire loss or disruption. We have recently experienced three fires. In April 2006, a manufacturing facility in Texas was destroyed by fire. In July 2007, a manufacturing facility in Bartow, Florida was destroyed by fire. In 2008 a manufacturing facility in Auburn, Pennsylvania was damaged by fire. To date we have been able to mitigate the effects of fires and floods by transferring manufacturing, warehousing and shipping to other facilities. Our management has advised us that to date we have been insured against the losses caused by such fires. Although we intend to increase security and increase fire protection equipment at our facilities, another major fire could occur and materially affect our operations. Furthermore, there is no assurance that we will be able to maintain business interruption, loss of income and physical damage insurance in sufficient amounts to fully recoup losses caused by fire or other natural disasters. It is an event of default under our credit facility with Bank of America if we are not fully insured for any loss, theft, damage or destruction to our assets, subject to agreeable insurance deductibles, that exceeds $200,000.

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

We are currently the lessee under a series of four (4) real estate operating leases for approximately 1,100,000 square feet of warehousing, shipping and manufacturing facilities, expiring between 2019 and 2029 with Wal-Pat II, LLC (“Wal-Pat”), an entity owned by Robert R. Amerson. Mr. Amerson is our former CEO and former Chairman of our Board of Directors and beneficially owns approximately 26.4% of our outstanding common shares as of December 31, 2009. Mr. Amerson acquired Mr. Clark’s interest in Wal-Pat as part of the Settlement and Mutual Release with Mr. Clark, as described below.

Our aggregate monthly base lease payment obligation to Wal-Pat is approximately $237,000. Our total remaining aggregate obligation under the Wal-Pat operating leases is approximately $50,642,000. These amounts exclude any obligations for payment of real estate taxes and repairs and maintenance, which are our responsibility as the lessee.

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

Not applicable.

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

Principal Facility	Location	Approximate Floor Space (sq. ft.)		Monthly Payment		Lease/Type

Manufacturing and office facility	Washington, North Carolina	285,000		N/A		Owned

Manufacturing plant	Bartow, Florida	275,000		$114,583	[1]	Leased	[3]

Warehouse	Terrell, Texas	75,000		N/A		Owned

Manufacturing plant	Momence, Illinois	211,000		$136,019	[2]	Owned

Sales office and warehouse	Singapore	3,800		$2,100		Leased

Manufacturing and warehouse	Smithfield, North Carolina	415,000		$84,677		Leased	[3]

Manufacturing plant	Smithfield, North Carolina	474,000		$4,869	[4]	Owned

Warehouse	Salt Lake City, Utah	88,000		$25,520		Leased

Manufacturing plant	Tijuana, Mexico	127,000	[5]	$46,651		Leased

Manufacturing plant	Washington, North Carolina	120,000		$17,000		Owned

Direct Sales Office & Warehouse	Philadelphia, Pennsylvania	26,000		$12,188		Owned

Manufacturing Plant	Matamoros, Mexico	86,651		$30,328		Leased

Manufacturing Plant	Matamoros, Mexico	107,323		$37,563		Leased

Direct Sales Office & Warehouse	Dallas, Texas	120,000		$34,257		Leased

Warehouse	Brownsville, Texas	60,000		$23,400		Leased	[3]

Warehouse	Clarkton, North Carolina	350,000		$14,491		Leased	[3]

Manufacturing Plant	Rosenburg, Texas	50,000		$24,900		Owned

[1]	Property was destroyed by fire in 2007 and sold to Wal-Pat in 2008. Lease commenced in March 2009.
[2]

Property is pledged as security for an Economic Development Revenue Bond with a face value of $6,000,000. The obligation is paid quarterly rather than monthly by paying a portion of principal and interest on the entire amount. The payment shown above is for the entire fourth quarter of 2009.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

PRICE RANGE OF COMMON STOCK

As of December 31, 2009, our common stock was listed on the Nasdaq Global Select Market under the symbol “FLDR.” On February 1, 2010, our common stock commenced trading as an OCTQX U.S. Premier security. Accordingly, our historical price ranges are not necessarily indicative of the future quotations of our common stock due to the change of trading markets. The following table sets forth, for the periods indicated, the high and low sale prices of the Company’s common stock as reported by the Nasdaq Global Select Market. Such quotations do not include retail mark-ups, mark-downs, or other fees or commissions.

	High	Low
2009
Fourth Quarter ended December 31, 2009	$5.57	$3.79
Third Quarter ended September 30, 2009	$6.76	$5.00
Second Quarter ended June 30, 2009	$6.44	$4.18
First Quarter ended March 31, 2009	$5.37	$3.62

2008
Fourth Quarter ended December 31, 2008	$6.35	$4.39
Third Quarter ended September 30, 2008	$7.22	$5.20
Second Quarter ended June 30, 2008	$7.70	$5.86
First Quarter ended March 31, 2008	$6.70	$5.06

2007
Fourth Quarter ended December 31, 2007	$6.86	$4.53
Third Quarter ended September 30, 2007	$8.20	$4.39
Second Quarter ended June 30, 2007	$7.67	$6.31
First Quarter ended March 31, 2007	$9.52	$7.07

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information about our Equity Compensation Plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average price of outstanding options	Number of securities remaining available for future issuance
Equity Incentive plan approved by security holders	675,000	$5.08	1,310,000
Equity Incentive plan not approved by security holders	—	—	—
Long Term Incentive plan approved by security holders	125,000	$9.79	—
Long Term Incentive plan not approved by security holders	—	—	—
Directors and Officers plan approved by security holders	60,000	$5.54	—
Directors and Officers plan not approved by security holders	—	—	—
Other equity compensation plan approved by security holders	1,000,000	$7.50	—
Other equity compensation plan not approved by security holders	—	—	—

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 1 – Oct. 31, 2009	—	—	—	1,147,465
Nov. 1 – Nov. 30, 2009	—	—	—	1,147,465
Dec. 1 – Dec. 31, 2009	—	—	—	1,147,465
Total	—	—	—	1,147,465

*	Plan announced September 22, 2000 authorizing up to 2 million shares of common stock to be repurchased.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of December 31, 2009, there were approximately 215 holders of record of the Company’s common stock.

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

SELECTED HISTORICAL OPERATIONS DATA (In thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Net sales	$222,380	$217,328	$244,941	$238,378	$229,276
Gross profit	43,213	26,560	31,789	48,725	52,917
Operating expenses	31,340	44,845	57,968	40,868	35,297
Goodwill Impaired	0	2,442	543	0	0
Operating income (loss)	11,873	(20,727)	(26,722)	7,857	17,620
Earnings (Loss) from continuing operations before income taxes	11,527	(19,223)	(28,691)	8,208	17,245
Provision (Benefit) for income taxes	4,563	(6,060)	(8,791)	2,683	4,739
Income (Loss) before extraordinary items	6,964	(13,163)	(19,900)	5,525	12,506
Extraordinary Gain (Loss)	0	9,030	213	(3,475)	—
Net earnings (loss)	$6,964	$(4,133)	$(19,687)	$2,050	$12,506

Income (Loss) per share before extraordinary items
Basic	$.27	$(0.51)	$(0.75)	$0.21	$0.48

Diluted	$.27	$(0.51)	$(0.75)	$0.20	$0.45

Net earnings (loss) per share
Basic	$.27	$(0.16)	$(0.75)	$0.08	$0.48

Diluted	$.27	$(0.16)	$(0.75)	$0.07	$0.45

Weighted average common shares outstanding
Basic	25,779	25,693	26,362	26,340	26,309

Diluted	25,795	25,693	26,362	27,725	27,807

SELECTED HISTORICAL BALANCE SHEET DATA (In thousands)

	December 31,
	2009	2008	2007	2006	2005
Working capital	$39.705	$45,164	$50,251	$67,967	$60,595
Total assets	162,995	161,017	183,555	207,104	172,216
Long-term obligations[1]	34,863	31,472	32,348	42,880	27,293
Total shareholders’ equity	91,704	82,768	87,402	107,379	105,534

[1]	Long-term obligations include long-term notes payable, long-term debt and capital lease obligations, including current maturities, convertible debt, and committed capital.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with “Item 6 – Selected Financial Data” and our “Consolidated Financial Statements,” all included herein. The information set forth in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes forward-looking statements that involve risks and uncertainties. Many factors, including but not limited to those discussed below could cause actual results to differ materially from those contained in these forward-looking statements.

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

We maintain an allowance for estimated losses on our notes receivables based on the inability of the payor’s to meet the note obligations scheduled payments due.

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

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the Company’s carrying amount is greater than the fair value. In accordance with Accounting Standards Codification (“ASC”) 350, the Company examined goodwill for impairment and determined that there were events that occurred in 2008 that impaired the goodwill. These events were the sale of certain direct sales division reporting units in which goodwill was attached. Accordingly, the Company recorded expense related to this impairment of $2.4 million in the fourth quarter of 2008.

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

RESULTS OF OPERATIONS (thousands omitted, except per share amounts)

2009 Compared to 2008

The following table summarizes the Company’s results of operations as a percentage of net sales for 2009 and 2008.

	2009		2008
Net sales	$222,380	100.0%	$217,328	100.0%

Gross profit	43,213	19.4	26,560	12.2
Operating expenses	31,340	14.1	44,845	20.6
Goodwill Impaired	0	0.0	2,442	1.1
Operating income (loss)	11,873	5.3	(20,727)	(9.5)
Non operating (income) expense	346	0.2	(1,504)	0.1
Earnings (Loss) from operations before income taxes	11,527	5.2	(19,223)	(8.8)
Provision (benefit) for income taxes	4,563	2.0	(6,060)	(2.8)
Extraordinary items	0	0.0	9,030	4.2
Net earnings (loss)	6,964	3.1	(4,133)	(1.9)

Net Sales: Net sales for 2009 increased by $5,052 or 2.3%, to $222,380, from $217,328 for 2008. Sales increased during the year of 2009 due to improvement in the Company’s retail markets offset by lower sales from direct sales offices in 2008 directly related to the strategy to concentrate efforts on the manufacturing and designing of air filters and air filtration equipment rather than the wholesale distribution of our products. The company had additional decreases in net sales of commercial and industrial markets as a result of the general downturn in the economy.

Gross Profit: Gross profit for 2009 increased $16,653 or 62.7%, to $43,213 which made up 19.4% of net sales, from $26,560 for 2008, which made up 12.2% of net sales. The increase is due to the increase in sales, discussed above, as well as the disposal of approximately $4 million of inventory in 2008 due to a reassessment of inventory as a result of selling certain facilities, the impending sale of certain facilities, and changing facilities from manufacturing locations to distribution centers in 2008.

Operating Expenses: Operating expenses for 2009 decreased $13,505, or 30.1%, to $31,340, from $44,845 in 2008. Operating expenses as a percentage of sales decreased in 2009 to 14.1% from 20.6% in 2008. The decrease in operating expenses was primarily due to a decrease in stock option compensation expense of $1.4 million, advertising and royalty fees of $1.2 million, amortization expense of $584, bad debts expense of $1.8 million, freight out of $1.6 million, commissions of $1.2 million, and loss on asset impairments of $3.1 million.

Impairment of Goodwill—In accordance with ASC 350, the Company examined goodwill for impairment and determined there were events that occurred in 2008 that impaired the goodwill. These events were the sale of certain direct sales division reporting units in which goodwill was attached. Accordingly, the Company recorded expense related to this impairment of $2.4 million in the fourth quarter of 2008.

Non operating (Income) Expenses: Non operating expense increased approximately $1,851 to expense of $346 for 2009, compared to income of $1,504 in 2008. The increase in expense was primarily due to a decrease in income resulting from the sale of certain divisions of $1.4 million and the settlement of accounts payable to a vendor for $1.5 million less than originally owed during 2008 offset by a decrease in interest expense of $230.

Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain credits and adjustments, was approximately 39% and 32% for 2009 and 2008, respectively.

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

2008 Compared to 2007

The following table summarizes the Company’s results of operations as a percentage of net sales for 2008 and 2007.

	2008		2007
Net sales	$217,328	100.0%	$244,941	100.0%
Gross profit	26,560	12.2	31,789	13.0
Operating expenses	44,845	20.6	57,968	23.7
Goodwill Impaired	2,442	1.1	543.2
Operating Loss	(20,727)	(9.5)	(26,722)	(10.9)
Non operating (income) expense	(1,504)	.1	1,969	(0.1)
Losses from operations before income taxes	(19,223)	(8.8)	(28,691)	(11.7)
Benefit for income taxes	(6,060)	(2.8)	(8,791)	(3.6)
Extraordinary items	9,030	4.2	213.1
Net loss	(4,133)	(1.9)	(19,687)	(8.0)

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

Operating Expenses: Operating expenses for 2008 decreased $13,123, or 22.6%, to $44,845, from $57,968 in 2007. Operating expenses as a percentage of sales decreased in 2008 to 20.6% from 23.7% in 2007. The decrease in operating expenses was primarily due to a decrease in expense related to the company recording bad debts expense of approximately $8.1 million in 2007 and a decrease in operating expenses of $3.6 million were due to the cessation of direct sales activities in 2008. Royalty expense decreased in 2008 as compared to 2007 due to a decline in sales of our Arm & Hammer product line during 2008. Freight expense for outgoing shipments and commissions expense also decreased during 2008 due to the decrease in sales. This decrease in 2008 was offset by an increase in 2008 loss on asset impairments of $3.1 million compared to $2.5 million in 2007.

Impairment of Goodwill—In accordance with ASC 350, the Company examined goodwill for impairment and determined there were events that occurred in 2008 that impaired the goodwill. These events were the sale of certain direct sales division reporting units in which goodwill was attached. Accordingly, the Company recorded expense related to this impairment of $2.4 million in the fourth quarter of 2008. In 2007 impairment of goodwill was $543.

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

Provision for Income Taxes: Our effective state and federal tax rate, adjusted for the effect of certain credits and adjustments, was approximately 32% and 38% for 2008 and 2007, respectively. As of the end of 2008, the IRS was examining the Company’s federal income tax returns of 2004, 2005, and 2006. This examination was resolved at the end of 2009.

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

EFFECTS OF INFLATION

During 2009, the US economy experienced cost increases due to inflation including increases in in-bound shipping costs due to increased fuel costs and raw material costs, especially in the cost of metal. This has had a negative impact on our margins.

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

Working capital was $39,705 at December 31, 2009, compared to $45,164 at December 31, 2008. This included cash and cash equivalents of $260 and $404 at December 31, 2009 and 2008, respectively. The primary reason for the decrease in working capital was the reduction of accounts receivable as well as a reduction of inventory. Typically the company needs to maintain strategic inventory levels in order to satisfy the demand of on time delivery to its customers.

Trade receivables decreased $4,523, or 12.0% at December 31, 2009 from $37,682 at December 31, 2008. The decrease in accounts receivable is primarily attributable to improvement in the Company’s efforts to more efficiently manage the accounts receivable process and collection efforts with its customers.

Inventories decreased $2,134 or 6.8% to $29,415 at December 31, 2009 from $31,549 at December 31, 2008. The decrease in inventory was due to management efforts to strategically lower inventory levels, primarily through better supply chain management techniques.

Continuing operations generated $13,910 of cash in 2009, compared to $14,103 of cash in 2008. The decrease in cash flows was primarily related to the decrease in proceeds received from insurance claims, decrease in extraordinary gain, decrease in cash received from inventory, decrease in accrued expenses, offset by an increase in net earnings from 2008 to 2009. Investing activities for continuing operations consumed $12,904 of cash during

2009, compared to consuming $9,223 during 2008. The increase in cash consumed by investing activities was primarily attributable to the decrease in the proceeds received in 2009 from disposed equipment. Financing activities consumed $1,150 of cash in 2009, compared to $4,974 of cash in 2008, consisting primarily of payments on the revolving credit agreement and other long term borrowings offset by the tax impact of stock options exercised.

On October 17, 2002, we signed agreements for a credit facility with Fleet Capital Corporation, now known as Bank of America through acquisition, which replaced and repaid our previous $30 million revolving credit facility. The new $36 million facility has up to $13 million of letters of credit and a $23 million revolving credit line, which expires on October 17, 2011. The facility is collateralized by substantially all of the Company’s assets. The line of credit agreement restricts capital expenditures, dividends and share repurchases. Unless this credit facility is renewed, it will expire on October 17, 2011. There are no prepayment penalties on any of the credit facilities with Bank of America.

Effective September 23, 2009, we entered into an amendment to our BOA credit facility, which granted consent to a stock repurchase and modified certain aspects of the borrowing base. Reference is hereby made to the 21st Amendment to Loan and Security Agreement, attached as an exhibit to this Form 10-K for additional information.

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

As of December 31, 2009 we had the following fixed obligations and commitments

Year ended December 31,	Operating leases	Capital leases	Long-term debt	Other long-term obligations
2010	4,901	366	685	—
2011	4,560	77	15,823	—
2012	4,151	70	714	—
2013	3,812	11	9,945	—
2014	3,385	0	459	—
Thereafter	28,989	0	6,713	—

We believe that our cash on hand, cash generated by operations, and cash available from our existing credit facilities is sufficient to meet the capital demands of our current operations during the 2010 fiscal year. Any major increases in sales, particularly in new products, may require substantial capital investment for the manufacture of filtration products. Failure to obtain sufficient capital could materially adversely impact our growth potential.

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

Sales of air filtration products for semiconductor facilities, historically a major market, are expected to begin recovery during 2010 with continued improvement during 2011.

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

The fair value of the Company’s total long-term debt, including capital leases and current maturities of long-term debt, at December 31, 2009 was $34,863. Market risk was estimated as the potential decrease (increase) in future earnings and cash flows resulting from a hypothetical 10% increase (decrease) in the Company’s estimated weighted average borrowing rate at December 31, 2009. Although most of the interest on the Company’s debt is indexed to a market rate, there would be no material effect on the future earnings or cash flows related to the Company’s total debt for such a hypothetical change.

We have only a limited involvement with derivative financial instruments. We have three interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest rates of two variable rate bonds and one variable rate note. Under the interest rate swap agreements for the bonds, we receive or make payments on a monthly basis, based on the differential between 5.49% and a tax exempt interest rate as determined by a remarketing agent. Under the interest rate swap agreement for the note, we receive or make payments on a monthly basis, based on the differential between 5.86% and LIBOR plus 1.75%. These interest rate swaps are accounted for as a cash flow hedge in accordance with SFAS 133 and SFAS 138 (included in ASC 815). Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swaps of $908 is included in “Accumulated other comprehensive loss” on the balance sheet. The interest rate swap contracts on the bonds expire in 2013 and 2015 and the interest rate swap on the note expires in 2013.

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

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of our year ended December 31, 2009 pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of the end of our year ended December 31, 2009 our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. Management’s evaluation was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Based on the COSO criteria and our management’s evaluation, our management believes our internal control over financial reporting as of December 31, 2009 was effective.

Our independent registered public accounting firm, Pender Newkirk & Company, LLP, has audited the financial statements included in this Annual Report on Form 10-K and has issued an attestation report on our internal control over financial reporting. This report appears in this Annual Report on Form 10-K.

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

Name	Age	Title

Harry L. Smith, Jr.	40	Chief Executive Officer and Chairman of the Board

John Oakley	42	Chief Financial Officer

David M. Mock	57	Independent Director

Kirk Dominick	42	Independent Director

Robert R. Amerson	59	Director

Harry L. Smith, Jr. Mr. Smith, age 40, has a long history in the air filtration industry. He has worked at Flanders since 1997, holding roles of increasing responsibility including working with the Flanders direct offices; ARW –Wholesale Division; FSS-Filter Sales and Service; FFI-Flanders Filters, Inc.; CSC-Charcoal Services, Inc., and AirSeal Filter Housings. Mr. Smith received his Bachelor of Science degree in Business Administration from East Carolina University in 1992. Mr. Smith was appointed our Chief Operating Officer in August 2007, Chief Executive Officer in November 2008, and Chairman of the Board in May 2009.

John Oakley. Mr. Oakley, age 42, most recently served as Chief Financial Officer of Nexxus Lighting, Inc. Prior to starting with Nexxus Lighting in June 2007, he held several posts of increasing responsibility with Home Meridian International and its subsidiary Pulaski Furniture Corporation, including Director and CFO of Home Meridian and Senior Vice President and Chief Financial Officer of Pulaski Furniture, having joined the company in 2001. Earlier in his career, Mr. Oakley served as Corporate Controller for Collins and Aikman Floorcoverings, Inc. and Senior Auditor for Arthur Andersen. Mr. Oakley was appointed our Senior Vice President of Operations and Chief Financial Officer in December 2008.

David M. Mock. Mr. Mock, age 57, has served as an independent director of Flanders Corporation since August 2003. He serves on the Compensation Committee and Audit Committee. Mr. Mock is currently a General Partner in Sand Hill Factory, LLC, a consulting group providing operational, marketing, financial and strategic services to start-up technology companies. He is a General Partner with GMG Capital Partners, a New York-based investment firm, which he co-founded in 1997. Mr. Mock has extensive operations and private investment experience with respect to technology and natural resource companies. Mr. Mock has co-founded over 25 companies in the last two decades. He has served in a variety of management positions in all of these companies. These include chief operational officer, chief financial officer, chairman of the board, and director. Mr. Mock received his B.S. in Accounting from the University of Utah.

Kirk Dominick. Mr. Dominick, age 42, has served as an independent director of the Company since December 2007 and serves on the Compensation Committee and Audit Committee. For the last 17 years, Mr. Dominick served in various executive capacities with Boys & Girls Clubs of America. He currently serves as Executive Vice President for Boys & Girls Clubs of America, where he oversees the delivery of services to over 4,300 local affiliates across the United States and on military installations overseas. Prior to his involvement with Boys & Girls Clubs of America, Mr. Dominick served as President of DNS Associates, a privately owned consulting firm specializing in strategy development, organizational restructuring, management consulting, and board and resource development. In addition, Mr. Dominick is a partner in InnerBanks Capital, a private equity firm focused on real estate development in emerging growth markets. Mr. Dominick holds a Bachelor of Science in Criminal Justice from East Carolina University.

Robert R. Amerson. Mr. Amerson, age 59, has been President and Chief Executive Officer of the Company since 1987 but retired from these positions in December 2004 and served as Chairman of the Board of Directors until August 13, 2007, when he assumed the additional positions of Chief Executive Officer and President. Mr. Amerson was Chairman of the Board from November 2008 until April 2009. Mr. Amerson has been a Director since 1988. Mr. Amerson has a Bachelor of Science degree in Business Administration from Atlantic Christian College.

Our Corporate Governance Practices

At Flanders Corporation we have always believed in strong and effective corporate governance procedures and practices. In that spirit, we have summarized several of our corporate governance practices below.

Adopting Governance Guidelines	The Board of Directors has adopted a set of corporate governance guidelines to establish a framework within which it will conduct its business and to guide management in its running of your Company. The governance guidelines can be found on our website at www.flanderscorp.com and are summarized below.

Monitoring Board Effectiveness	It is important that our Board of Directors and its Committees are performing effectively and in the best interest of the Company and its stockholders. The Board of Directors and each Committee are responsible for annually assessing their effectiveness in fulfilling their obligations. In addition, our Nominating and Governance Committee is charged with annually reviewing the Board of Directors and its membership.

Conducting Formal Independent Director Sessions	At the conclusion of each regularly scheduled Board meeting, the independent Directors meet without Flanders Corporation management or any non-independent Directors.

Hiring Outside Advisors	The Board and each of its Committees may retain outside advisors and consultants of their choosing at the Company’s expense, without management’s consent.

Avoiding Conflicts of Interest	Flanders Corporation expects its Directors, executives and employees to conduct themselves with the highest degree of integrity, ethics and honesty. Flanders Corporation’s credibility and reputation depend upon the good judgment, ethical standards and personal integrity of each Director, executive and employee. In order to provide assurances to Flanders Corporation and its stockholders, Flanders Corporation has implemented standards of business conduct which provide clear conflict of interest guidelines to its employees, as well as an explanation of reporting and investigatory procedures.

Providing Transparency	Flanders Corporation believes it is important that stockholders understand our governance practices. In order to help ensure transparency of our practices, we have posted information regarding our corporate governance procedures on our website at www.flanderscorp.com.

Communications with the Board of Directors	Although Flanders Corporation does not have a formal policy regarding communications with the Board of Directors, stockholders may communicate with the Board of Directors by writing to the Company at Flanders Corporation, Attention: Investor Relations, 531 Flanders Filters Road, Washington, NC 27889. Stockholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Standards of Business Conduct	The Board of Directors has adopted a Code of Business Conduct and Ethics for all of the Company’s employees and Directors, including the Company’s principal executive and senior financial officers. You can obtain a copy of our Code of Business Conduct and Ethics via our website at www.flanderscorp.com, or by making a written request to the Company at Flanders Corporation, Attention: Investor Relations, 531 Flanders Filters Road, Washington, NC 27889. We will disclose any amendments to the Code of Business Conduct and Ethics, or waiver of a provision there from, on our website at the same address.

Ensuring Auditor Independence	Flanders Corporation has taken a number of steps to ensure the continued independence of our outside auditors. Our independent auditors report directly to the Audit Committee, which also has the ability to pre-approve or reject any non-audit services proposed to be conducted by our outside auditors.

Voluntary OCTQX Governance Standards	We have decided to adopt voluntarily certain corporate governance procedures for 2010 and 2011, including the retention of two independent board members, providing audited annual financial statements and requiring board ratification and related party transactions. We also intend to continue to hold annual shareholders meetings and to make current public information available through our website (www.flanderscorp.com). These corporate governance guidelines may be updated from time to time as we transition from an issuer that previously had its securities listed on the NASDAQ Global Select Market to the OTCQX U.S. Premier Market.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers and directors are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms filed. Based solely upon review of copies of such forms, or written representations that there were no unreported holdings or transactions, the Company believes that for the fiscal year ending December 31, 2009 all Section 16(a) filing requirements applicable to its officers and directors were complied with on a timely basis with the exception of two late Form 4 filings by Robert Amerson. There were a total of nine transactions that were not reported on a timely basis.

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

Equity Incentive Plan

During 2007, the Company adopted the Equity Incentive Plan (the Plan) to assist the Company in securing and retaining key employees and consultants. The Plan authorizes grants of incentive stock options, non-qualified stock options, restricted stock and stock appreciation rights (“awards”) to officers, directors, outside consultants and key employees of the Company. There are 2,000,000 shares of Common Stock reserved for award under the Plan. During 2009 the Company awarded options to purchase 15,000 shares of Common Stock under the Plan which are fully vested and not subject to performance or service requirements.

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

Restricted Stock Awards. The Compensation Committee is authorized under the Plan to issue shares of restricted common stock to eligible participants on such terms and conditions and subject to such restrictions, if any, outstanding under the Plan. As of December 31, 2009, no restricted shares have been awarded.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

General

The Compensation Committee of the Board of Directors is currently composed of our two independent directors, Messrs. Mock and Dominick who have no “interlocking relationships” (as defined by the SEC).

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

Prior to our year ending 2008, we did not have in place formal incentive or cash bonus plans. Beginning in 2008, the Compensation Committee reviews, approves and communicates, clear and measurable individual and company performance objectives against which the Compensation Committee evaluates performance of executives at the end of the fiscal year. In general, annual performance goals are intended to be challenging yet attainable. Generally, the Compensation Committee establishes bonus target amounts as a percentage of base salary for each of our executive officers, which currently ranges from 20% to 100% of base salary. The Compensation Committee may establish or take into account additional subjective performance criteria in evaluating an individual’s executive performance during a given fiscal year in establishing an executive’s actual bonus amount for a given fiscal year.

In 2009, we rewarded Harry Smith, our Chief Executive Officer, with a $350,000 bonus, which represented 100% of his base salary. We also awarded John Oakley, our Chief Financial Officer, a bonus of $130,000, which represented approximately 66% of Mr. Oakley’s base salary. These were significantly higher bonuses as a percentage of base salary than we have paid our NEO’s in prior years. However, our Compensation Committee felt that Mr. Smith and Mr. Oakley were entitled to these bonuses because we were able to translate our ongoing restructuring and centralization efforts into significantly improved earning results, which were substantially greater on a percentage basis than the percentage amount of our NEO’s bonuses compared to base compensation. Our annual net income for 2009 was $7 million, compared to a 2008 net loss of $4.1 million. Our Compensation Committee felt that in light of these financial results, our NEO’s earned and were deserving of their cash bonus payments. Each of these individuals also met their individual goals supporting these cash bonus payments in 2009.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the preceding Compensation Disclosure and Analysis with management, and based on such review and discussion, the Compensation Committee recommended to the board of directors that the Compensation Disclosure and Analysis be included in this Form 10-K.

Compensation Committee

Kirk Dominick

David Mock

REPORT OF THE AUDIT COMMITTEE

General

The Audit Committee of the Board of Directors is composed of two independent directors who have no “interlocking relationships” as defined by the Commission, Messrs. Mock and Dominick.

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

Review of Annual Results

The Audit Committee reviewed and discussed the Company’s financial statements for the year ended December 31, 2009 with the Company’s management. The Audit Committee also discussed the statements with the Company’s independent auditors. In particular, the Audit Committee discussed with the independent auditors the matters required by SAS 114.

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

Based on its review and the discussions noted above, the Audit Committee recommended to the Board of Directors that the Company’s Consolidated Financial Statements for the years ended December 31, 2009, 2008 and 2007 be included in the Company’s Annual Report on Form 10-K for 2009.

Respectfully submitted,

David M. Mock
Kirk Dominick

SUMMARY COMPENSATION TABLE

The following table sets forth the aggregate cash compensation paid by the Company for services rendered during the last three years to the Company’s Named Executive Officers.

Name and Principal Position	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total

Steven K. Clark Former Chief Executive Officer (Former Principal Executive Officer)	2007	[1]	255,770	—	—	—		—	—	6,073	261,843
Robert Amerson Former Chief Executive Officer	2009		121,154	—	—	—		—	—	—	121,154
	2008		356,731	—	—	—		—	—	—	356,731
	2007	[1]	350,000	—	—	—		—	—	—	350,000
Harry Smith Chief Executive Officer	2009		350,000	350,000	—	—		—	—	—	700,000
	2008		236,538	175,000	—	1,267,117	[3]	—	—	—	1,678,655
	2007		140,095	—	—	333,269	[2]	—	—	—	473,364

John Oakley Chief Financial Officer	2009		197,692	130,000	—	—		—	—	—	327,692

John W. Hodson Former Chief Financial Officer (Former Principal Financial Officer)	2007		75,500	—	—	—		—	—	2,241	77,741
Cully Bohush (Former Chief Accounting Officer)	2008 2007		142,131 117,145	50,000 —	— —	— —		— —	— —	— 1,004	192,131 118,149

James B. “Buddy” Mercer (Former Vice President Operations)	2007		115,877	—	—	—		—	—	—	115,877

[1]

Mr. Amerson and Mr. Clark each had an annual salary of $350,000, plus a possible bonus each year, under their respective Employment Agreements, as amended. Mr. Clark was removed from CEO in during 2007 and Mr. Amerson resigned in 2009.

[2]	This is grant date fair value of 100,000 vested stock options computed in accordance with ASC 718.
[3]	This is grant date fair value of 400,000 stock options that vested in 2008 computed in accordance with ASC 718.

GRANTS OF PLAN BASED AWARDS TABLE

The following tables set forth the number of securities underlying stock options granted to the named executive officers under the Company’s stock option plans during the year ended December 31, 2009.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)[6]	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Shares of Stock or Units (#)	Exercise or Base Price of Option Awards ($ / Sh)
None

OPTION EXERCISES AND STOCK VESTED TABLE

The following table sets forth the aggregate number and value of stock options exercised or vested at year end by the Company’s Named Executive Officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Harry Smith	—	$—	—	$—
John Oakley	—	$—	—	$—

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table discloses information regarding outstanding awards under stock option plans as of December 31, 2009. The table omits any Stock Award columns because the Company does not have any Stock Award Plans.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Harry Smith	50,000	—	—	$8.85	07/01/10
	500,000	—	—	$4.99	10/16/17
John Oakley	50,000	—	—	$4.69	12/31/13

The Pension Benefits Table and the Nonqualified Deferred Compensation Table are omitted as they are inapplicable as the Company has no pension plans and deferred compensation arrangements.

COMPENSATION OF DIRECTORS

Directors who are Company employees receive no additional or special remuneration for serving as directors.

Upon initial appointment to the Board, a director receives an option to purchase 50,000 shares of the Company’s common stock exercisable at the fair market value as of that date. All independent directors with a minimum of six (6) months on the Board are automatically granted an additional 5,000 options to purchase Company common stock each year thereafter for so long as the director remains on the Board. We currently pay our independent directors a $5,000 quarterly fee. Independent directors will be entitled to 5,000 options after a minimum of six (6) months of service on an annual basis. In addition, we will pay our independent directors $500 for each board of directors meeting personally attended plus reimbursement of associated out-of-pocket costs.

[6]	The terms of the awards below do not provide for target or maximum amounts.

DIRECTOR COMPENSATION TABLE

The following table sets forth all material Director compensation information during the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)[1]	Stock Awards ($)	Option Awards ($)[2]	All Other Compensation		Total[3]
David Mock	15,000	—	15,302	—		$30,302
Jeff Korn	15,000	—	15,302	24,000	[4]	$54,302
Kirk Dominick	15,000	—	15,302	—		$30,302

[1]	This column reports the amount of cash compensation earned in 2009 for Board and committee service.
[2]

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2009 fiscal year for the fair value of stock options granted to the directors in 2009. The fair value was estimated using the Black-Scholes option-pricing model in accordance with SFAS 123R (included in ASC 718).

[3]	The Non-Equity Incentive Plan Compensation and the Change in Pension Value and Nonqualified Deferred Compensation columns are not applicable and are omitted from this table.
[4]	Compensation represents compensation for being lead director. Mr. Korn resigned as a director on December 15, 2009.

EMPLOYMENT AGREEMENTS

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

OTHER INFORMATION REGARDING THE BOARD OF DIRECTORS

Board Meetings and Committees

The Nominating Committee and Corporate Governance Committee were established in 2004. It oversees the qualification and nomination process for potential director candidates, reviews the continued qualification of existing directors and is responsible for corporate governance oversight. Our Nominating Committee and Corporate Governance Committee consist of our two independent directors, Messrs. Mock, and Dominick.

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

During 2009, the Board of Directors met six times and also executed various consent resolutions and written actions in lieu of meetings. Additionally, all directors were present, either in person or by proxy, at the Fiscal 2008 Annual Meeting of the Shareholders held in September of 2009.

The Board of Directors currently has an Audit Committee and a Compensation Committee. The Audit Committee reviews the results and scope of the audit and other services provided by the Company’s independent auditors, reviews and evaluates the Company’s internal audit and control functions, monitors transactions between the Company and its employees, officers and directors, and completes other functions as required by the Public Company Accounting Reform and Investor Protection Act (the “Sarbanes-Oxley Act”) passed in 2002. David Mock is considered the audit committee financial expert. The Compensation Committee administers the Company’s equity incentive plans and designates compensation levels for executive officers and directors of the Company. The Audit Committee met three times during 2009. The Compensation Committee met four times during 2009.

Currently, the Audit Committee consists of Messrs. Mock and Dominick, with Mr. Mock serving as Chair. The Compensation Committee consists of Messrs. Mock, Dominick and Amerson. Mr. Dominick serves as Chair and Mr. Amerson serve as non-voting advisory member.

There is no family relationship between the directors, executive officers or persons nominated or appointed by the board to become directors or executive officers. Directors are “independent” in accordance with the rules of NASDAQ. Each director attended at least 75% of (a) the total number of meetings of the board of directors, and (b) the total number of meetings of all committees of the board of directors on which he served for Fiscal Year 2009. Our policy is to encourage board members to attend the annual meeting of stockholders. All of our directors attended the previous annual meeting.

On December 15, 2009, Jeffrey Korn resigned as a director. As a result, we received a NASDAQ staff deficiency letter confirming that we failed to comply with the NASDAQ listing rules because we no longer had at least three (3) Audit Committee members and because we did not have a majority of independent directors. The effect of Mr. Korn’s resignation was that our Audit Committee only had two (2) members and our board was left with two (2) independent directors and two (2) non-independent directors. These matters were disclosed pursuant to a Form 8-K, filed on December 28, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth all individuals known by the Company to beneficially own 5% or more of the Company’s common stock, and all officers and directors of the registrant, with the amount and percentage of stock beneficially owned, as of December 31, 2009. Except as indicated in the following footnotes, each listed beneficial owner has sole voting and investment power over the shares of common stock held in their names.

Name and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned	Percentage of Outstanding Shares of Common Stock (1)

Robert R. Amerson (2) 531 Flanders Filters Road Washington, NC 27889	6,911,276	26.44%

Harry Smith (3) 531 Flanders Filters Road Washington, NC 27889	1,176,927	4.50%

Kirk Dominick (4)	55,000	*

David Mock (5)	100,700	*

John Oakley (6)	50,000	*
Rutabaga Capital Management 64 Broad Street, 3rd Floor Boston, MA 02109	1,395,521	5.34%

Heartland Advisors 789 North Water Street Milwaukee, WI 53202	2,950,986	11.29%

Royce & Associates, LLC 1414 Avenue of the Americas New York, NY 10019	1,781,519	6.81%

Bank of America Corporation 100 North Tryon Street, Floor 25 Bank of America Corporate Center Charlotte, NC 28255	1,418,808	5.42%

Officers and Directors as a group (5 persons) (2), (3), (4), (5), (6)	8,293,903	31.73%

*	Represents less than 1% of the total issued and outstanding shares of common stock.
(1)

Applicable percentage of ownership is based on 26,132,838 shares of common stock outstanding as of December 31, 2009, together with all applicable options for unissued securities for such shareholders exercisable within 60 days. Shares of common stock subject to options exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.

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

(4)

Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $5.55 per share. These options expire in 2017. Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $4.60 per share. These options expire in 2019

(5)

Includes 50,000 shares which are subject to an option to purchase such shares from the Company at $4.37 per share. These options expire in 2013. Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $11.01 per share. These options expire in 2010. Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $11.72 per share. These options expire in 2011. Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $9.52 per share. These options expire in 2017. Also includes

5,000 shares which are subject to an option to purchase such shares from the Company at $5.71 per share. These options expire in 2018. Also includes 5,000 shares which are subject to an option to purchase such shares from the Company at $4.60 per share. These options expire in 2019.

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

Related party transactions

As of December 31, 2009 the Company has entered into four operating leases expiring between 2019 and 2029 with Wal-Pat II. Wal-Pat II is owned by Robert R. Amerson, one of the Company’s Directors. The monthly payments to Wal-Pat II total approximately $237,000. The Company made payments to Wal-Pat II of approximately $3,039,000, $3,402,000 and $3,372,000 in 2009, 2008 and 2007, respectively. The Company believes these leases are at prevailing market rates and our audit committee has ratified our current leases.

The Company paid a limited liability company owned equally by Harry Smith and Robert Amerson $240,000 and $253,000 in 2009 and 2008, respectively, for use of this entity’s corporate aircraft. Our Audit Committee has ratified our reimbursements to this entity. On a monthly basis, we are provided an invoice, which sets forth the details of each use of this aircraft by management, including the business purpose, the passengers, and the destination of each flight.

In November 2008, we redeemed a total of 200,000 common shares (100,000 common shares each for Mr. Amerson and Mr. Smith) at $6.00 per share. Mr. Amerson and Mr. Smith used these proceeds to satisfy installment obligations on their personal obligations to BB&T, which are secured by a pledge of our shares they own. See “Risk Factors – A significant amount of our leased physical facilities are owned by an affiliate of Mr. Amerson and a substantial number of our shares are pledged to a financial institution”. Our Audit Committee ratified these transactions.

Item 14.	Principal Accountant Fees and Services (dollar amounts in thousands)

Audit Fees

Our principal accountants billed us an aggregate of approximately $308,000 and $241,000 in fees and expenses for professional services rendered in connection with the audits of our financial statements for the calendar years ended December 31, 2009 and 2008, respectively, and reviews of the financial statements included in our quarterly reports on Form 10-Q during such calendar years.

Our principal accountants did not bill us any additional fees that are not disclosed under audit fees in each of the last two calendar years for assurance and related services that are reasonably related to the performance of our audit or review of our financial statements.

Tax Fees

Our principal accountants billed us an aggregate of approximately $78,000 and $115,000 in fees and expenses for tax compliance, tax advice and tax planning during calendar years ended December 31, 2009 and 2008, respectively.

All Other Fees

Our principal accountants billed us an aggregate of approximately $0 and $11,000 in fees and expenses during calendar years ended December 31, 2009 and 2008, respectively, for products and services other than those products and services described above.

Audit Committee Pre-Approval Process, Policies and Procedures

The appointment of Pender Newkirk & Company, LLP was approved by our Audit Committee and full Board of Directors. Our principal auditors have performed their audit procedures in accordance with pre-approved policies and procedures established by our Audit Committee. Our principal auditors have informed our Audit Committee of the scope and nature of each service provided. With respect to the provisions of services other than audit, review, or attest services, our principal accountants brought such services to the attention of our Audit Committee, or one or more members of our Audit Committee for the members of our Board of Directors to whom authority to grant such approval had been delegated by the Audit Committee, prior to commencing such services. Such services primarily consisted of tax related services.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following constitutes a list of Financial Statements, Financial Statement Schedules and Exhibits used in this report.

(a)(1)	Financial Statements: Financial Statements are included beginning at page F-1 as follows:

	Report of Independent Registered Public Accounting Firm	F-2

	Management’s Report on Internal Control Over Financial Reporting	F-3

	Report of Independent Registered Public Accounting Firm	F-4

	Consolidated Balance Sheets at December 31, 2009 and 2008	F-5

	Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007	F-6

	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	F-7

	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F-8

	Notes to Consolidated Financial Statements	F-10

(a)(2)	Financial Statement Schedules

	Report of Independent Registered Public Accounting Firm on schedule	F-35

	Schedule II. Valuation and Qualifying Accounts	F-34

All schedules not listed have been omitted because they are not applicable or the information has been otherwise supplied in the Registrant’s financial statements and schedules.

(b)	Exhibits:

3.1	Articles of Incorporation for Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.

3.2	Bylaws of Flanders Corporation, filed with the Form 8-A dated March 8, 1996, incorporated herein by reference.

10.1	Loan and Security Agreement, dated October 9, 2002, by and among Fleet Capital Corporation, Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc. and Flanders Realty Corp., filed with the Form 8-K/A dated October 21, 2002.

10.2	First Amendment to Loan and Security Agreement, dated October 18, 2002, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Fleet Capital Corporation, filed with the Form 8-K/A dated October 21, 2002.

10.3	Second Amendment to Loan and Security Agreement, dated November 19, 2002, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Fleet Capital Corporation, filed with the Form 8-K/A dated October 21, 2002.

10.3.1	Third Amendment to Loan and Security Agreement, dated September 6, 2003 by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Fleet Capital Corporation filed with Form 10-K dated December 31, 2007.

10.3.2	Fourth Amendment to Loan and Security Agreement, dated December 8, 2003, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Fleet Capital Corporation filed with Form 10-K dated December 31, 2007.

10.3.3	Eleventh Amendment to Loan and Security Agreement, dated September 20, 2007, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Bank of America filed with Form 10-K dated December 31, 2007.

10.4	Support Agreement and Guaranty dated October 18, 2002, between Fleet Capital Corporation and Steven K. Clark, filed with the Form 8-K/A dated October 21, 2002.

10.5	Support Agreement and Guaranty dated October 18, 2002, between Fleet Capital Corporation and Robert Amerson, filed with the Form 8-K/A dated October 21, 2002.

10.6	Continuing Guaranty Agreement dated October 18, 2002, between Fleet Capital Corporation and Superior Diecutting, Inc., filed with the Form 8-K/A dated October 21, 2002.

10.7	Amended and Restated Continuing Guaranty dated November 26, 2002, between Fleet Capital Corporation and Superior Diecutting, Inc., filed with the Form 8-K/A dated October 21, 2002.

10.8	Loan Agreement between Will-Kankakee Regional Development Authority and Flanders Corporation dated December 15, 1997, filed with the December 31, 1997 Form 10-K, and incorporated herein by reference.

10.9	Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated April 1, 1998, filed with the Form 10-Q dated March 31, 1998, and incorporated herein by reference.

10.10	Loan Agreement between Flanders Corporation and the Johnston County Industrial Facilities and Pollution Control Financing Authority, dated March 1, 2000, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.11	Flanders Corporation 1996 Director Option Plan, filed with the Form 10-K dated December 31, 1995, and incorporated herein by reference.

10.12	Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

10.13	Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.

10.14	Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the Form 10-K dated December 31, 1997 and incorporated herein by reference.

10.15	Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Steven K. Clark, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.16	Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc. and Robert R. Amerson, filed with the December 31, 1995 Form 10-K, incorporated herein by reference.

10.17	Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with Form S-1 dated October 21, 1996 (Reg. No. 333-14655) and incorporated herein by reference.

10.18	Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with the Form 10-K dated December 31, 1997 and incorporated herein by reference.

10.19	Amendment to Employment Agreement between Elite Acquisitions, Inc., Flanders Filters, Inc., and Robert R. Amerson, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.20	Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

10.21	Amendment to Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.22	Stock Option Agreement between Flanders Corporation and Robert R. Amerson dated November 7, 2001, filed with Form 10-K for December 31, 2001, incorporated herein by reference.

10.23	Stock Option Agreement between Flanders Corporation and Steven K. Clark dated February 22, 1996, filed with Form S-8 on July 21, 1997, incorporated herein by reference.

10.24	Amendment to Stock Option Agreement between Flanders Corporation and Steven K. Clark dated December 22, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.25	Stock Option Agreement between Flanders Corporation and Steven K. Clark dated November 7, 2001, filed with Form 10-K dated December 31, 2001, incorporated by reference.

10.26	Note Agreement between Steven K. Clark and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.27	Note Agreement between Robert R. Amerson and Flanders Corporation, dated April 24, 1999, filed with the Form 10-K dated December 31, 1999, and incorporated herein by reference.

10.28	Stock Option Agreement between Flanders Corporation and Steven K. Clark dated August 24, 2004, filed with Form 10-K dated December 31, 2004, incorporated by reference.

10.29	Stock Option Agreement between Flanders Corporation and Steven K. Clark dated December 7, 2005, filed with Form 10-K dated December 31, 2005, incorporated by reference.

10.30	Settlement Agreement and Mutual Release between Steven K. Clark and Flanders Corporation dated October 3, 2007, filed with Form 8-K dated October 5, 2007, incorporated by reference.

10.31	Master Lease Amendment between Wal-Pat, LLC and Flanders Corporation dated September 6, 2007, filed with Form 8-K dated September 7, 2007, incorporated by reference.

10.32	Separation Agreement and General Release between John Hodson and Flanders Corporation dated August 2, 2007, filed as an exhibit to Form 10-Q dated August 7, 2007, incorporated by reference.*

10.33	2007 Equity Incentive Plan filed as an exhibit to the 2006 Proxy Statement dated November 13, 2007, incorporated by reference.*

10.34	Employment Agreement between Registrant and Harry Smith dated November 21, 2008, filed as an exhibit to Form 8-K dated November 24, 2008, incorporated by reference.*

10.35	Employment Agreement between Registrant and John Oakley dated January 28, 2009, filed as an exhibit to Form 8-K dated January 30, 2009, incorporated by reference.*

10.36	Asset Purchase Agreement and Supply Agreement between Registrant and Superior Filters, LLC relating to sale of Media Supply Assets, filed as exhibits to Form 8-K dated June 20, 2008, incorporated by reference.

10.37	Form of un-amended lease between Wal-Pat, LLC and the Registrant, filed as an exhibit to Form 8-K dated September 8, 2007, incorporated by reference.

10.38	Nineteeth Amendment to Loan and Security Agreement, dated March 13, 2009, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Bank of America, incorporated by reference.

10.39	Twentieth Amendment to Loan and Security Agreement, dated July 29, 2009, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Bank of America, incorporated by reference.

10.40	Twenty First Amendment to Loan and Security Agreement, dated September 23, 2009, by and among Flanders Corporation, Flanders/Precisionaire Corp., Flanders Filters, Inc., Flanders/CSC Corporation, Precisionaire, Inc., Precisionaire of Utah, Inc., Eco-Air Products, Inc., Air Seal Filter Housings, Inc., Flanders Realty Corp. and Bank of America, (filed herewith).

21	Subsidiaries of the Registrant filed as an exhibit to December 31, 2007 Form 10-K.

24	Power of Attorney (included on Signature page of this report).

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13A-14 of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of The Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002 (filed herewith).

* Represents a current management contract or compensatory plan or arrangement

(c)	Financial Statement Schedules: See (a) (2) above.

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated this 22nd day of March, 2010.

FLANDERS CORPORATION

By	/s/ Harry Smith
Harry Smith
Chief Executive Officer / (Principal Executive Officer)

By	/s/ John Oakley
John Oakley
Chief Financial Officer / (Principal Financial Officer)

KNOW ALL PERSONS BY THESE PRESENTS that each person whose signature appears below constitutes and appoints John Oakley, his attorney-in-fact, to sign any amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Commission, hereby ratifying and confirming all the said attorney-in-fact may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Harry L. Smith, Jr.	Chief Executive Officer / (Principal	March 22, 2010
Harry L. Smith, Jr.	Executive Officer)

/s/ John Oakley	Chief Financial Officer / (Principal	March 22, 2010
John Oakley	Financial Officer)

/s/ Robert Amerson	Director	March 22, 2010
Robert Amerson

/s/ Kirk Dominick	Director	March 22, 2010
Kirk Dominick

/s/ David M. Mock	Director	March 22, 2010
David M. Mock

FLANDERS CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm

Board of Directors

Flanders Corporation and Subsidiaries

Washington, North Carolina

We have audited the accompanying consolidated balance sheets of Flanders Corporation and Subsidiaries (the “Company”) as of December 31, 2009 and December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009, 2008, and 2007. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for the years ended December 31, 2009, 2008, and 2007 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 22, 2010 expressed an unqualified opinion.

Pender Newkirk & Company, LLP

Certified Public Accountants

Tampa, Florida

March 22, 2010

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, the Company’s management used the criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on our assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

Our internal control over financial reporting as of December 31, 2009 has been audited by Pender Newkirk and

Company, LLP, independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

Board of Directors

Flanders Corporation and Subsidiaries

Washington, North Carolina

We have audited internal control over financial reporting of Flanders Corporation and Subsidiaries’ (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of operations, stockholders’ equity and cash flows of the Company and our report dated March 22, 2010 expressed an unqualified opinion thereon.

Pender Newkirk & Company, LLP

Certified Public Accountants

Tampa, Florida

March 22, 2010

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

(In thousands, except per share data)

	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$260	$404
Receivables:
Trade, less allowance for doubtful accounts: $2,172 in 2009 and $3,683 in 2008	33,159	37,682
Other	407	280
Inventories	29,415	31,549
Deferred taxes	2,566	4,285
Income taxes	2,698	10,048
Other current assets	5,436	4,714

Total current assets	73,941	88,962
Property and equipment, net	71,263	57,156
Intangible assets, net	280	295
Notes Receivable and Other assets	17,511	14,604

	$162,995	$161,017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital lease obligations	$1,051	$1,307
Accounts payable	19,353	22,795
Accrued expenses	13,334	13,517
Other current liabilities	498	6,179

Total current liabilities	34,236	43,798
Long-term capital lease obligations, less current maturities	150	554
Long-term debt, less current maturities	33,662	29,611
Long-term liabilities, other	3,085	4,286
Deferred taxes	158	0
Commitments and contingencies
Stockholders’ equity
Preferred stock, $.001 par value, 10,000 shares authorized; none issued		—
Common stock, $.001 par value; 50,000 shares authorized; issued and outstanding: 26,133 and 25,524 as of December 31, 2009 and 2008, respectively	26	26
Additional paid-in capital	88,902	87,253
Accumulated other comprehensive loss	(908)	(1,231)
Retained earnings (deficit)	3,684	(3,280)

	91,704	82,768

	$162,995	$161,017

The accompanying notes are an integral part of these financial statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,

(In thousands, except per share data)

	2009	2008	2007

Net sales	$222,380	$217,328	$244,941
Cost of goods sold	179,167	190,768	213,152

Gross profit	43,213	26,560	31,789

Operating expenses	31,340	44,845	57,968
Goodwill Impaired	0	2,442	543

Operating income (loss)	11,873	(20,727)	(26,722)

Non operating income (expense)
Other income, net	1,517	3,598	774
Interest expense	(1,863)	(2,094)	(2,743)

	(346)	1,504	(1,969)

Earnings (Losses) from operations before income taxes	11,527	(19,223)	(28,691)

Provision (Benefit) for income taxes	4,563	(6,060)	(8,791)

Income (Loss) before extraordinary items	6,964	(13,163)	(19,900)
Extraordinary Items:
Extraordinary Gain – Flood loss (net of taxes $0 in 2009, $174 in 2008, and $0 in 2007)	0	324	0
Extraordinary Gain – Fire loss (net of taxes $0, $4,688, and $142 for 2009, 2008 and 2007, respectively)	0	8,706	213

Net earnings (loss)	6,964	$(4,133)	$(19,687)

Income (Loss) before extraordinary items Basic earnings per share	$.27	$(.51)	$(.75)
Extraordinary items	$0	$.35	$0

Net earnings (loss) per share	$.27	$(.16)	$(.75)

Income (Loss) before extraordinary items Diluted earnings per share	$.27	$(.51)	$(.75)
Extraordinary items	$0	$.35	$0

Net earnings (loss) per share	$.27	$(.16)	$(.75)

Weighted average common shares outstanding
Basic	25,779	25,693	26,362

Diluted	25,795	25,693	26,362

The accompanying notes are an integral part of these financial statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	Common Stock	Additional Paid-In Capital	Notes Receivable	Accumulated Other Comprehensive Loss	Retained Earnings	Total
Balance, January 1, 2007	$26	$90,872	$(7,441)	$(698)	$24,620	$107,379
Stock option award compensation		859				859
Accrued interest on notes receivable secured by common shares	—	—	(360)	—	—	(360)
Proceeds from notes receivable secured by common stock	—	—	2,355	—	—	2,355
Purchase and retirement of 826 shares of common stock	(1)	(4,327)	—	—	—	(4,328)
Issuance of 1,159 shares of common stock upon exercise of options	1	2,958	—	—	—	2,959
Common shares issued for satisfaction of trade accounts payable	—	1,454	—	—	—	1,454
Common shares received in lieu of Equity note receivable	—	(5,445)	5,446	—	—	1
Loss of controlling interest in affiliate	—	—	—	—	(4,080)	(4,080)
Tax Benefit from Stock Options	—	934	—	—	—	934
Comprehensive earnings
Net earnings	—	—	—	—	(19,687)	(19,687)
Loss on cash flow hedges	—	—	—	(84)	—	(84)

Total comprehensive earnings, net of tax						(19,771)

Balance, December 31, 2007	$26	$87,305	$(0)	$(782)	$853	$87,402
Stock option award compensation	—	1,426	—	—	—	1,426
Purchase and retirement of 306 shares of common stock	(1)	(1,904)	—	—	—	(1,905)
Issuance of 138 shares of common stock upon exercise of options	1	426	—	—	—	427
Comprehensive earnings
Net earnings	—	—	—	—	(4,133)	(4,133)
Loss on cash flow hedges	—	—	—	(449)	—	(449)

Total comprehensive earnings, net of tax						(4,582)

Balance, December 31, 2008	$26	$87,253	$(0)	$(1,231)	$(3,280)	$82,768
Stock option award compensation	—	46	—	—	—	46
Purchase and retirement of 391 shares of common stock	(1)	(2,500)	—	—	—	(2,501)
Issuance of 1,000 shares of common stock upon exercise of options	1	2,499	—	—		2,500
Tax Benefit from Stock Options		1,604				1,604
Comprehensive earnings
Net earnings	—	—	—	—	6,964	6,964
Gain on cash flow hedges				323		323

Total Comprehensive earnings, net of tax						7,287

Balance, December 31, 2009	$26	$88,902	$(0)	$(908)	$3,684	$91,704

The accompanying notes are an integral part of these financial statements

FLANDERS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

(In thousands)

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net Earnings (Loss)	$6,964	$(4,133)	$(19,687)
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,778	6,396	7,415
Provision for doubtful accounts and notes	2,095	3,532	10,638
Provision for obsolete inventory	0	0	3,133
Goodwill impairment	0	2,442	543
(Gain) Loss on sale of property and equipment	(364)	3,441	3,152
Compensation expense	46	1,426	859
Tax impact of stock options exercised	(1,604)	0	0
Extraordinary (Gain) Loss	0	(9,030)	(213)
Proceeds from insurance claims	1,135	17,479	11,228
(Gain) Loss on sale of subsidiaries	0	(1,616)	222
Write down of notes receivable	0	694	0
Deferred taxes	1,704	(5,866)	(7,082)
Minority interest	0	0	(19)
Accrued interest on notes receivable secured by common shares	0	0	(360)
Change in working capital components:
Receivables	(10,420)	(6,826)	(10,344)
Inventories	2,135	12,874	2,527
Other current assets and income tax receivable	5,946	(4,085)	(15,463)
Increase in other assets	(143)	0	0
Accounts payable	(3,443)	(6,579)	5,441
Accrued expenses	10,366	3,529	6,069
Increase in Other Current Liabilities	(5,682)	300	5,880
Long Term Liabilities Other	(603)	125	668

Net cash provided by operating activities	13,910	14,103	4,607

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of subsidiary and deconsolidation of VIE, net of cash disposed	0	(11)	(97)
Purchase of property and equipment	(15,019)	(14,445)	(7,838)
Proceeds from sale of property and equipment	259	3,457	6,004
Proceeds from insurance claim on building and equipment	466	0	5,500
Cash received (paid) on notes receivables – related party	0	0	428
Decrease in other assets and collections on notes receivable	1,390	1,776	872

Net cash provided by (used) in investing activities	(12,904)	(9,223)	4,869

- Continued -

The accompanying notes are an integral part of these financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS — Continued

Years Ended December 31,

(In thousands)

	2009	2008	2007

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from (payments on) revolving credit agreement	407	(1,272)	(4,847)
Principal payments on long-term borrowings	(3,095)	(2,224)	(5,685)
Purchase and retirement of common stock	0	(1,534)	(1,369)
Proceeds from sale of common stock	0	56	0
Payment of debt issuance costs	(66)	0	0
Tax impact of stock options exercised	1,604	0	0
Proceeds from notes receivable secured by common shares	0	0	2,355

Net cash used in financing activities	(1,150)	(4,974)	(9,546)

Net decrease in cash and cash equivalents	(144)	(94)	(70)
CASH AND CASH EQUIVALENTS
Beginning of year	404	498	568

End of year	$260	$404	$498

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid, net of $759, $45 and $239 interest capitalized to property and equipment for 2009, 2008 and 2007, respectively:	$1,633	$2,108	$2,824

Income taxes paid	$877	$964	$179

Tax impact of Stock Options	$0	$0	$934

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Cashless exercise of common stock (Net)	$(2,500)	$(370)	$(738)

Accounts receivable in exchange for notes receivable	$2,421	$677	$0

Stock issued in lieu of trade accounts payable	$0	$0	$1,454

Sale of equipment or building for note receivable	$1,279	$913	$996

Common shares received in lieu of Equity note	$0	$0	$5,446

Offset of accrued expenses against trade accounts receivable	$10,549	$13,678	$0

Offset of accrued expenses against other receivables	$0	$900	$0

Purchase of building for debt	$6,080	$2,619	$0

ACQUISITION/DISPOSAL OF COMPANIES
Working Capital surplus acquired/disposed, net of cash and cash equivalents received	$0	$1,425	$3,880

Fair value of other assets acquired/(disposed), principally property and equipment	$0	$(8,637)	$(1,466)

Goodwill acquired/(disposed)	$0	$(589)	$(1,428)

Minority interest	$0	$(141)	$0

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

The consolidated financial statements include the accounts and operations of the Company and its subsidiaries, all of which are wholly owned except for Air Filter Sales and Service, Inc. and Superior Diecutting, Inc. which were consolidated in accordance with Accounting Standards Codification (“ASC”) 810. All intercompany transactions and balances are eliminated in consolidation.

Prior to February 1, 2008, the Company was the primary beneficiary of Air Filter Sales and Service, Inc., which qualified as a variable interest entity. Accordingly, the assets and liabilities and revenues and expenses of this company have been included in the accompanying consolidated financial statements. As of February 1, 2008 Air Filter Sales and Service, Inc. ceased to be consolidated, due to the Stock Purchase Agreement which resulted in the Company no longer qualifying as the primary beneficiary. The accompanying financial statements present the consolidated results including Air Filter Sales and Service, Inc. up until February 1, 2008 with all intercompany transactions eliminated. After that date the financial statements do not include the financial results of Air Filter Sales and Service, Inc. As of December 31, 2008 and 2007, Air Filter Sales and Service, Inc. had assets of $0 and $836, liabilities of $0 and $788, revenues of $254 and $2,871, and expenses of $216 and $2,903, respectively. Creditors and beneficial holders of Air Filter Sales and Service, Inc have no recourse to the assets or general credit of the Company.

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

Net sales for the years ended December 31, 2009, 2008 and 2007 included sales to the following major customers, together with the receivables due from those customers:

	Amount of Net Sales			Trade Receivable Balance As of December 31,
	2009	2008	2007	2009	2008
Customer A	$12,156	$10,675	$25,679	$1,135	$972
Customer B	$44,623	$29,332	$38,431	$5,613	$5,398
Customer C	$23,369	$11,109	$0	$2,958	$1,449

4.	Use of estimates

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

The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible. It is the Company’s policy to accrue interest on past due receivables. The provision expensed for doubtful accounts and notes was $2,095, $3,532, and $10,638 for the years ended December 31, 2009, 2008 and 2007, respectively.

7.	Fair value of financial instruments

The carrying amount of cash equivalents, trade receivables and trade payables approximates fair value at December 31, 2009 and 2008 because of the short maturity of these instruments. Based on the borrowing rates currently available to the Company for bank loans with similar maturities and similar collateral requirements, the fair value of notes payable and long-term debt approximates the carrying amounts at December 31, 2009 and 2008.

8.	Inventories

Inventories are valued at lower of cost (first-in, first-out method) or market.

9.	Comprehensive income

Accounting Standards Codification (“ASC”) 220 requires disclosure of comprehensive income in addition to the existing income statement. Other comprehensive income (loss) is defined as the change in equity during a period, from transactions and other events, excluding changes resulting from investments by owners (e.g., supplemental stock offerings) and distributions to owners (e.g., dividends). An analysis of the changes in the components of accumulated comprehensive income is presented in the consolidated statements of stockholders’ equity.

10.	Derivative financial instruments

The Company follows Accounting Standards Codification (“ASC”) 815 to account for its derivative instruments. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings

Note A. Nature of Business and Summary of Significant Accounting Policies — Continued

The Company has only limited involvement with derivative financial instruments. The Company has three interest-rate swap agreements to hedge against the potential impact on earnings from increases in market interest

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

rates of two variable rate bonds and one variable rate note. Under the interest rate swap agreements for the bonds, we receive or make payments on a monthly basis, based on the differential between 5.49% and a tax exempt interest rate as determined by a remarketing agent. Under the interest rate swap agreement for the note, we receive or make payments on a monthly basis, based on the differential between 5.86% and LIBOR plus 1.75%. These interest rate swaps are accounted for as a cash flow hedge in accordance with Accounting Standards Codification (“ASC”) 815. Gains or losses related to inefficiencies of the cash flow hedge were included in net income during the period related to hedge ineffectiveness. The tax affected fair market value of the interest rate swaps of $908 and $1,231 are included in “Accumulated other comprehensive loss” at December 31, 2009 and 2008, respectively on the balance sheet. This fair value was determined using level 2 inputs as defined in Accounting Standards Codification (“ASC”) 820. The interest rate swap contracts on the bonds expire in 2013 and 2015 and the interest rate swap on the note expires in 2013.

11.	Goodwill

Accounting Standards Codification (“ASC”) 350 requires that goodwill be tested for impairment annually or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount. Such testing requires, as an initial step, that each of the Company’s reporting units be identified and that the Company’s assets and liabilities, including the existing goodwill and intangible assets, be assigned to those reporting units. The Company has determined there were events that occurred in 2008 that impaired goodwill as of December 31, 2008. These events were the sale of certain direct sales division reporting units in which goodwill was attached. Accordingly, the Company recorded expense related to this impairment of $2.4 million in 2008.

Goodwill is reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the Company’s carrying amount is greater than the fair value. In accordance with Accounting Standards Codification (“ASC”) 350, the Company examined goodwill for impairment and determined that there were events that occurred in 2008 that impaired the goodwill. These events were the sale of certain direct sales division reporting units in which goodwill was attached. Accordingly, the Company recorded expense related to this impairment of $2.4 million in the fourth quarter of 2008.

The change in balance for goodwill was as follows:	2008
Beginning of the year	3,031
Impairment	(2,442)
Effect of sale of reporting unit	(589)
End of Year	0

12.	Trademarks and trade names

Trademarks and trade names are being amortized on a straight line basis over 17 years. At each balance sheet date, the Company evaluates the value of trademarks and trade names for impairment. Based upon its most recent analysis, the Company believes that no impairment of trademarks and trade names exists at December 31, 2009. These are included in intangible assets on the balance sheet.

13.	Property and equipment

Property and equipment are stated at cost. Depreciation is computed by the straight-line method over estimated useful lives. Amortization of property and equipment held under capital leases is included in depreciation expense. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted. Based upon its analysis in 2008, because of the strategy to shed vertical integration, management adopted a plan to dispose of its glass equipment. As part of that strategy the company recorded an impairment loss of $3.1 million in 2008 which is included in Operating expenses on the Consolidated Statements of Operations.

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

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 740 which provides interpretative guidance for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Effective with the Company’s adoption, interest related to unrecognized tax benefits is now recognized in the financial statements as a component of (provision) benefit for income taxes. Interest and penalties related to unrecognized tax benefits were previously recorded in management fees and other income (expense), net in the Company’s statements of operations.

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

Accounting Standards Codification (“ASC”) 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The value of each grant is estimated at the grant date using the Black-Scholes option model with the following weighted average assumptions for options granted in 2009, 2008 and 2007: Dividend rate of 0%; risk-free interest rate of 3.75%, 1.50% and 4.75%, respectively; expected lives of 10, 5, and 5 years respectively; and expected price volatility of 52%, 52% and 50%, respectively.

The unrecognized stock-based compensation expense related to nonvested stock options was $0 for the years ended December 31, 2009 and 2008. The Company has no unvested stock options as of December 31, 2009.

During 2009 and 2008, there was $0 and $56 of cash received from the exercise of stock options.

The aggregate intrinsic value of options outstanding at December 31, 2009, based on the Company’s closing stock price of $4.46 as of the last business day of the period ended December 31, 2009, which would have been received by the optionees had all options been exercised on that date was $4. The aggregate intrinsic value of options exercisable at December 31, 2009, based on the Company’s closing stock price of $4.46 as of the last business day of the period ended December 31, 2009, which would have been received by the optionees had all options exercisable been exercised on that date was $4. The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 were $3,890, 439 and 2,646, respectively. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.

19.	Outbound shipping expenses

Outbound shipping expenses are included in “operating expenses,” not in “cost of goods sold.” Outbound shipping expenses were $8,606, $10,233, and $12,148 for the years ending December 31, 2009, 2008 and 2007, respectively.

20.	Advertising

The costs of advertising are expensed as incurred. Advertising expense was $3,880, $4,639, and $5,788 for the years ending December 31, 2009, 2008 and 2007, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note A. Nature of Business and Summary of Significant Accounting Policies — Continued

21.	Impact of Recently Issued Accounting Pronouncements

Effective January 1, 2009, the Company adopted new guidance to improve financial reporting about derivative instruments and hedging activities. This guidance requires enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The Company has provided all of the required disclosures in its consolidated financial statements.

Effective January 1, 2009, the Company adopted new guidance to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. In June 2009, the FASB issued additional guidance which provides for the FASB Accounting Standards Codification (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification did not change GAAP but reorganizes the literature. The Company adopted the additional guidance on July 1, 2009, which did not have a material impact on the Company’s consolidated financial statements or condition.

In October 2008, the FASB issued new guidance to clarify the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The adoption of the new guidance did not have a material impact on the Company’s consolidated financial statements or condition.

In June 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (ASU No. 2009-17). ASU No. 2009-17 amends previously issued accounting guidance for the consolidation of variable interest entities to require an enterprise to determine whether its variable interest or interests give it a controlling financial interest in a variable interest entity. The primary beneficiary of a variable interest entity is the enterprise that has both (1) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (2) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The new standard also amends existing literature to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. ASU No. 2009-17 is effective for all variable interest entities and relationships with variable interest entities existing as of January 1, 2010. The Company does not expect that the adoption of ASU No. 2009-17 will have a material impact on its financial position or results of operations.

In September 2009, the FASB issued ASU No. 2009-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2009-06 amends certain disclosure requirements of Subtopic 820-10. This ASU provides additional disclosures for transfers in and out of Levels I and II and for activity in Level III. This ASU also clarifies certain other existing disclosure requirements including level of desegregation and disclosures around inputs and valuation techniques. The final amendments to the Accounting Standards Codification will be effective for annual or interim reporting periods beginning after December 15, 2009, except for the requirement to provide the Level III activity disclosures for purchases, sales, issuances, and settlements on a gross basis. That requirement will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect that the adoption of ASU No. 2009-06 will have a material impact on its financial position or results of operations.

Other recent accounting pronouncements issued by the FASB, the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note B. Inventories

Inventories consist of the following at December 31:

	2009	2008
Finished goods	$12,478	$14,579
Work in progress	1,373	1,924
Raw materials	16,338	15,820

	30,189	32,323
Less allowances	774	774

	$29,415	$31,549

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

Note C. Notes Receivable and Other Assets

Other assets consist of the following at December 31:

	2009	2008

Real estate held for sale	$0	$52
Deposits	444	543
Notes Receivable	16,430	13,493
Deferred taxes – non current	0	42
Deferred expenses	121	56
Other	98	0
Investment, at cost	418	418

	$17,511	$14,604

Notes receivable consists of the following at December 31,

	2009	2008

Senior note receivable, which is interest free for first year and 6% per annum thereafter. $6.5 due each month beginning January 31, 2005.	222	211

Junior note receivable, which is interest free. $5 due each quarter beginning March 31, 2005.	225	225

Note Receivable, which bears interest at the rate of 6.5% per annum. $5.7 due each month beginning October 14th, 2007. Consolidated into note due November 15, 2014.	0	487

Note Receivable, which bears interest at the rate of 6.5% per annum. $20 due each month beginning December 4th, 2007.	1,508	1,649

Note Receivable, which bears interest at the rate of 6.5% per annum. $3.6 due each month beginning December 4th, 2007.	278	299

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note Receivable, which bears interest at the rate of prime plus 1.5%. $4.3 due each month beginning February 21st, 2003.	176	227

Note Receivable, which bears interest at the rate of 6.5% per annum. $6 due each month beginning May 31st, 2008. Consolidated into note due November 15, 2014.	0	442

Note Receivable, which bears interest at the rate of 6.5% per annum. $6 due each month beginning May 31st, 2008. Consolidated into note due November 15, 2014.	0	453

Note Receivable, which is interest free for one year, and bears interest at the rate of 5.35% per annum. $3 due each month beginning Mar 15th, 2008.	456	470

Note Receivable, which bears interest at the rate of 8.5% per annum. $6 due each month beginning June 8th, 2006.	220	271

Note Receivable, which bears interest at the rate of libor plus 2.5%. $35 due each month beginning June 1st, 2008. Consolidated into note due November 15, 2014.	0	627

Note Receivable, which bears interest at the rate of libor plus 2.5%. $35 due each month beginning October 1st, 2008. Consolidated into note due November 15, 2014.	0	520

Note Receivable, which bears interest at the rate of 6% per annum. $2 due each month beginning July 2009	195	0

Note Receivable, which bears interest at the rate of 6% per annum with escalating payments beginning in May 2010 with final payment due November 15, 2014.	5,072	0

Notes Receivable, one which bears interest at the rate of libor plus 2.25% and principle payments due quarterly starting July 31st 2010 with a maturity date of May 2018 and the other is non-interest bearing monthly payment of $63 and is due May 2009.	8,905	9,225

Various other notes receivable	31	3
Less: Current portion of notes receivable	(608)	(1,616)
Less: Reserves on notes receivable	(250)	0

Total	$16,430	$13,493

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note D. Intangible Assets

Intangible assets consist of the following at December 31:

	2009	2008
Trademarks and trade names, net of accumulated amortization of $1,510 and $1,449 in 2009 and 2008, respectively	$280	$295

	$280	$295

Amortization expense was $60, $644 and $131 in 2009, 2008 and 2007, respectively. Estimated amortization expense for each of the ensuing years through December 31, 2013 is as follows:

2010	$ 60
2011	$60
2012	$60
2013	$60
2014	$40

Note E. Property and Equipment

Property and equipment and estimated useful lives consist of the following at December 31:

	2009	2008	Estimated Useful Lives
Land	$837	$810	—
Buildings	44,622	31,953	15-40 years
Machinery and equipment	60,452	58,261	5 -15 years
Office equipment	11,591	10,867	5-7 years
Vehicles	2,036	1,458	5 years
Construction in progress	10,522	9,327	—

	130,060	112,676
Less accumulated depreciation	58,797	55,520

	$71,263	$57,156

Total depreciation expense charged to operations totaled $5,717, $5,751, and $7,073 for 2009, 2008 and 2007, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note F. Accrued Expenses

Accrued expenses at December 31, 2009 and 2008 were as follows:

	2009	2008
Customer Rebates	$2,068	$2,521
Bank overdraft	$954	$1,778
Other accrued expenses	$10,312	$9,218

	$13,334	$13,517

Note G. Pledged Assets and Debt

A summary of the Company’s debt, and collateral pledged thereon, consists of the following at December 31:

	2009	2008

Long-term debt:

Prime plus 1.0% (4.25% at December 31, 2009) revolving line of credit. See discussion of terms below.	$15,154	$14,747

6.5 percent note payable to a regional development authority, due in varying quarterly installments, plus interest, through December 2017, collateralized by a security agreement and financing statement on real and personal property.	3,321	3,631

Note payable to a bank with interest at prime plus 0.25 percent, with rate adjusted annually (3.50% at December 31, 2009), due in monthly payments of $7 including interest through June 2017, collateralized by a deed of trust on real property.	0	529

Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.49% by an interest-rate swap, balance due April 1, 2015, collateralized by a $4,000 letter of credit.	4,000	4,000

Industrial revenue bond with a variable tax exempt interest rate as determined by a remarketing agent, with rate effectively fixed at 5.49% by an interest-rate swap, balance due April 1, 2013, collateralized by a $4,500 letter of credit.	4,500	4,500

Note payable to a bank with interest fixed at 6.575%, due in monthly payments with final balance due March 2021, collateralized by property.	1,445	0

Note payable to a bank with a variable interest rate based on LIBOR, due in monthly payments of $25 with final balance due August 2013, collateralized by property.	3,254	0

Related Party note payable with an interest rate at 3.25% due in full in February 2010.	126	0

Note with a variable interest rate with rate effectively fixed at 5.86% by an interest-rate swap, due in monthly payments of $16 with final balance due October 9, 2013, collateralized by property.	2,564	2,611

Various obligations under capital lease agreements	499	1,454

	$34,863	$31,472

Less current maturities	1,051	1,307

	33,812	30,165

Less long-term capital lease obligations, less current maturities	150	554

	$33,662	$29,611

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Aggregate maturities required on long-term debt and capital lease obligations as of December 31, 2009 are due in future years as follows:

Year Ending December 31,

2010	1,051
2011	15,900
2012	784
2013	9,956
2014	459
Later years	6,713

$34,863

Revolving Line of Credit

On October 17, 2002, we signed agreements for a credit facility with Fleet Capital Corporation, now known as Bank of America through acquisition, which replaced and repaid our previous $30 million revolving credit facility. The new $36 million facility has up to $13 million of letters of credit and a $23 million revolving credit line, which expires on October 17, 2011. The facility is collateralized by substantially all of the Company’s assets. The line of credit agreement restricts capital expenditures, dividends and share repurchases. Unless this credit facility is renewed, it will expire on October 17, 2011. There are no prepayment penalties on any of the credit facilities with Bank of America.

In connection with the amended working capital credit facility, the Company has agreed to certain restrictive covenants which include, among other things, not paying dividends or repurchasing its stock without prior written consent, and maintenance of certain financial ratios at all times including: a maximum ratio of total liabilities to tangible net worth and a minimum fixed charge coverage ratio. The company was in compliance with all debt covenants as of December 31, 2009.

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

	2009	2008

Buildings	$3,700	$3,700

Machinery and equipment	356	640

Office equipment	768	972
Accumulated depreciation	(1,537)	(1,571)

	$3,287	$3,741

Future minimum payments, by year and in aggregate, under capital leases and operating leases consist of the following at December 31, 2009:

Year Ending December 31,	Capital leases	Operating leases
2010	$366	$4,901
2011	77	4,560
2012	70	4,151
2013	11	3,812
2014	0	3,385
Later years	0	28,989

Total minimum lease payments	$524	$49,798

Less amount representing interest	25

Present value of net minimum payments	499
Current portion	349

Long-term portion	$150

Total rent expense charged to operations was approximately $6,352, $8,225, and $7,075 for 2009, 2008 and 2007, respectively.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note I. Income Taxes

The Company’s provision (benefit) for income taxes is as follows for the years ended December 31:

	2009	2008	2007
Current:
Federal	$3,517	$(5,037)	$(1,961)
State	214	100	(168)
Foreign	165	184	285

	3,896	(4,753)	(1,844)

Deferred:
Federal	360	(1,203)	(6,398)
State	307	(104)	(549)

	667	(1,307)	(6,947)

Total provision	$4,563	$(6,060)	$(8,791)

The income tax provision for continuing operations differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2009	2008	2007
Income tax provision at statutory rate:	$3,919	$(6,728)	$(10,042)
Increase (decrease) in income taxes due to:
Nondeductible expenses	(44)	758	72

State income taxes net	344	(58)	(878)

Foreign taxes/Non consolidated subs	(52)	(63)	(111)

Interest, Penalties, and Other tax contingencies	528	265	1,335

Credits and adjustments	(132)	(234)	(812)
Change in valuation allowance	0	0	1,645

	$4,563	$(6,060)	$(8,791)

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note I. Income Taxes — Continued

The components giving rise to the deferred tax assets and liabilities included in the accompanying consolidated balance sheets at December 31, 2009 and December 31, 2008 were comprised of the following:

	2009	2008
Deferred tax assets/(liabilities):
Accounts receivable allowance	$714	$1,376
Inventory allowance and capitalization	1,069	1,256
Accrued expenses	715	854
Deferred expenses	(83)	(53)
State credits	99	97
FIN 48 Interest – Current	0	392
Foreign tax credit	52	42
Federal net operating loss	—	321

Net Current Asset	$2,566	$4,285

Deferred tax assets/(liabilities):
Property and equipment	$(5,422)	$(6,198)
Stock Options	903	914
Interest rate swap	605	821
State Tax expense	65	235
FIN 48 Interest expense	0	37
State net operating loss carry forwards	338	832
State credits (expiring between 2015 and 2021)	3,353	3,401

Net Noncurrent (Liability) Asset	$(158)	$42

Current assets	$2,566	$4,285
Noncurrent (Liabilities) Assets	(158)	42

Total Deferred Tax	$2,408	$4,327

Effective January 1, 2007, the Company adopted new guidance on income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company is subject to income taxes in the U.S, Mexico and Singapore. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company records unrecognized tax benefits for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These unrecognized tax benefits are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these unrecognized tax benefits in light of changing facts and circumstances, such as the outcome of tax audit. The provision for income taxes includes the impact of unrecognized tax benefits. Accruals for unrecognized tax benefits are also provided for in accordance with the new guidance.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The reconciliation of our unrecognized tax benefits are as follows:

Balance at January 1, 2009	$5,337
Gross increases to tax positions in prior periods	0
Gross decreases to tax positions in prior periods	(0)
Gross increases to current period tax positions	0
Gross decreases to current period tax positions	(0)
Audit settlements during 2009	(5,147)
Decreases related to the lapse of the statute of limitations	(0)

Balance at December 31, 2009	$190

As of December 31, 2009, we had $.2 million of unrecognized tax benefits of which $.2 million, if fully recognized, would affect our effective tax.

Our policy is to include interest and penalties related to our unrecognized tax benefits in income tax expense. As of December 31, 2009, the Company’s unrecognized tax benefits had no accrued interest and penalties related to unrecognized tax benefits.

During 2009, we settled IRS audits for the years 2002 to 2006. This settlement of these audits resulted in a decrease of our federal unrecognized tax benefits by $4.7 million. In addition, our unrecognized tax benefit for state tax decreased by $.5 million due to the settlement of the IRS audits.

We are under examination, or may be subject to examination, by the Internal Revenue Service (“IRS”) for calendar years 2006 through 2008. We are under examination, or may be subject to examination, in the following major jurisdictions for the years specified: Mexico for 2004 through 2008, Singapore for 2002 through 2008, Florida for 2002 through 2008, and North Carolina for 2002 to 2008.

Note J. Commitments and Contingencies

1.	Employment Agreements

Mr. Smith (Chief Executive Officer) has an employment agreement effective as of December 1, 2008 (“Employment Agreement”). The Employment Agreement provides for an annual base salary of $350,000 and terminates on November 30, 2011. Mr. Smith will also be entitled to receive a bonus of $37,500 per quarter upon meeting targets established and agreed to by the Compensation Committee of the Board of Directors. The Employment Agreements also provide that the executive shall be entitled to the following termination payments: (i) pay to Executive an amount equal to Executive’s compensation, discussed above, from the Company for the previous 18 months, plus the value of any accrued or unused vacation and (ii) provide acceleration and immediate vesting of all of Executive’s stock options from the Company which have not yet vested at that time, and such accelerated options as well as any other options which have vested and are then exercisable shall be exercisable for a period of three (3) months following the date of termination and shall then expire and be of no further force or effect.

Mr. Oakley (Chief Financial Officer) has an employment agreement effective as of January 28, 2009 (“Employment Agreement”). The Employment Agreement provides for an annual base salary of $200,000 and terminates on January 27, 2012. Mr. Oakley will also be entitled to receive a bonus of 50% of base salary upon meeting targets established and agreed to by the Chief Executive Officer. The Employment Agreements also provide that the executive shall be entitled to the following termination payments: (i) pay to Executive an amount equal to Executive’s compensation, discussed above, from the Company for the previous 12 months, plus the value of any accrued or unused vacation and (ii) provide acceleration and immediate vesting of all of Executive’s stock options from the Company which have not yet vested at that time, and such accelerated options as well as any other options which have vested and are then exercisable shall be exercisable for a period of three (3) months following the date of termination and shall then expire and be of no further force or effect.

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

During all periods presented, workers’ compensation claims incurred by employees were fully insured through a high deductible policy with a policy year ending each May. The deductible per employee was $750 in 2009 and 2008, with no limit in the aggregate. The Company continuously monitors and estimates the estimated costs of claims incurred based on historical loss information and other information provided by its carrier’s claims management personnel. Included in the liabilities in the accompanying balance sheets are accrued workers’ compensation expenses of approximately $500 and $747 as of December 31, 2009 and 2008, respectively.

The Company provides medical benefits to its employees under a self-insured program. Through June 30, 2002, the Company paid for 100% of an employees health costs as the services were incurred. In July 2002, the Company changed the program that provides medical benefits to its employees once certain deductibles are met. The benefits to the employees are limited to $35 per year with a $1,000 lifetime benefit. The Company estimates the amount of incurred but unreported claims based on historical information. Included in the liabilities in the accompanying balance sheets are estimated accrued health insurance expenses of approximately $200 as of December 31, 2009 and 2008. The employer’s portion of claims charged to operations totaled approximately $3,407, $1,103 and $974 for 2009, 2008 and 2007, respectively.

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

Note K. Employee Benefit Plans

The Company has a defined contribution 401(k) salary reduction plan intended to qualify under section 401(a) of the Internal Revenue Code of 1986 (“Salary Savings Plan”). The Salary Savings Plan allows eligible employees, as defined in the plan document, to defer up to fifteen percent of their eligible compensation, with the Company contributing an amount determined at the discretion of the Company’s Board of Directors. The Company contributed approximately $56, $89 and $96 to the Salary Savings Plan for the years ended December 31, 2009, 2008 and 2007, respectively.

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

During 2007, the Company adopted the 2007 Equity Incentive Plan. The Company has reserved 2,000,000 shares of its Common Stock for issuance under the 2007 Equity Incentive Plan that expires in 2017. During 2009 and 2008, the Company awarded options to purchase 15,000 and 55,000 shares of common stock under the 2007 Equity Incentive Plan, respectively.

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

Note M. Related Party Transactions and Balances

On October 3, 2007 the Company entered into a Settlement Agreement and Mutual Release, effective as of September 30, 2007, by and between Steven K. Clark (former Chief Executive Officer); Robert R. Amerson (Former Chairman of the Board and current Director); Harry L. Smith, Jr. (Current Chief Executive Officer); Wal-Pat, LLC, a North Carolina limited liability company; and Mercury Die Cutting, LLC, a Florida limited liability company. A copy of the Settlement Agreement was filed as a Form 8-K on October 5, 2007 with the Securities and Exchange Commission. The major terms affecting the Company are summarized below:

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

As of December 31, 2009 the Company has entered into four operating leases expiring between 2019 and 2029 with Wal-Pat II. Wal-Pat II is owned by Robert R. Amerson, one of the Company’s Directors. The monthly payments to Wal-Pat II total $237. The Company made payments of $3,039, $3,402 and $3,372 in 2009, 2008 and 2007, respectively. The Company believes these leases are at prevailing market rates.

The Company paid a limited liability company owned equally by Harry Smith and Robert Amerson $240 and $253 in 2009 and 2008, respectively, for use of this entity’s corporate aircraft. The Company’s Audit Committee has ratified the reimbursements to this entity. On a monthly basis, we are provided an invoice, which sets forth the details of each use of this aircraft by management, including the business purpose, the passengers, and the destination of each flight.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

During the second quarter of 2009 the Company purchased a building in Folcroft, Pennsylvania from Wal-Pat II, LLC by assuming a note payable for $1.5 million.

During the third quarter of 2009 the Company purchased a building in Rosenburg, Texas from Wal-Pat III, LLC by assuming a note payable for $3.4 million from Wal-Pat III, LLC and by providing another note payable to Wal-Pat III, LLC for another $1.2 million.

The above amounts and transactions are not necessarily indicative of amounts and transactions which would have been incurred if comparable transactions had been entered into with independent parties.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note N. Stock Options and Warrants

During 2009, the Company granted options to purchase: 15,000 shares of common stock under its 2007 Equity Incentive Plan at a weighted average exercise price of $4.60 per share. All options granted during 2009 were non-qualified fixed price options.

The following table summarizes the activity related to all Company stock options and warrants for 2009, 2008 and 2007:

	Shares (In thousands)		Exercise Price per Share						Weighted Average Exercise Price per Share
		Stock
	Warrants	Options	Warrants			Options			Warrants	Options
Outstanding at January 1, 2007	—	5,752		—		1.50	–	11.72	—	6.08
Granted	—	620		—		4.99	–	9.52	—	5.23
Exercised	—	(1,105)		—		1.50	–	5.21	—	2.55
Canceled or expired	—	(2,000)		—		7.50	–	11.10	—	8.68

Outstanding at December 31, 2007	—	3,267		—		1.74	–	11.72	—	5.53
Granted	15	55	4.69	–	4.69	4.69	–	5.71	4.69	4.78
Exercised	—	(138)		—		1.74	–	5.21	—	3.09
Canceled or expired	—	(279)		—		3.93	–	11.72	—	8.93

Outstanding at December 31, 2008	15	2,905	4.69	–	4.69	1.74	–	11.72	4.69	5.29
Granted	—	15		—		4.60	–	4.60	—	4.60
Exercised	—	(1,000)		—		2.50	–	2.50	—	2.50
Canceled or expired	—	(60)		—		5.21	–	8.60	—	7.47

Outstanding at December 31, 2009	15	1,860	4.69	–	4.69	4.37	–	11.72	4.69	6.71

Exercisable at December 31, 2009	15	1,860	4.69	–	4.69	4.37	–	11.72	4.69	6.71

Exercisable at December 31, 2008	—	2,905	4.69	–	4.69	1.74	–	11.72	4.69	5.29

Exercisable at December 31, 2007	—	2,867		–		1.74	–	11.72	—	5.60

The warrants and options expire at various dates ranging from January 2010 to January 2019. A further summary of information related to options outstanding at December 31, 2009 is as follows:

Range of Exercise Prices	Number Outstanding / Exercisable	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Outstanding / Exercisable
$4.37 to 4.99	615 / 615	7.18	$4.91 / 4.91
$5.55 to 7.50	1,105 / 1,105	2.43	$7.32 / 7.32
$8.85 to 11.72	140 / 140.81		$9.89 / 9.89

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

Note P. Sale Leaseback of Property

In August 2008, the Company sold its Bartow property to Wal-Pat II, LLC, a related party. The property was sold for $3.7 million and part of the proceeds were used to pay down the existing debt on this property in the amount of approximately $1.8 million. The Company has leased this property back as of March 2009. The Company has recorded a deferred gain, $1.4 million as of December 31, 2009, on the sale which will be amortized to rent expense over the lease term of ten years.

The above terms and amounts are not necessarily indicative of the terms and amounts that would have been incurred had comparable transactions been entered into with independent parties.

Note Q. Earnings per Share

The following table shows the shares (in thousands) used in computing net earnings per common share including dilutive potential common stock.

	2009	2008	2007
Common shares outstanding at beginning of year	25,524	25,691	26,343

Net weighted average common shares issued and canceled during year	255	2	19

Weighted average number of common shares used in basic EPS	25,779	25,693	26,362

Dilutive effect of stock options and warrants	16	0	0

Weighted average number of common shares and dilutive potential shares used in diluted EPS	25,795	25,693	26,362

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

As of December 31, 2009, 2008 and 2007, options and warrants to purchase 1,245,000, 1,285,000 and 1,385,000 shares, respectively, of the Company’s common stock described in Note N were excluded from the computation of diluted EPS because the market price of the underlying stock was less than the exercise price.

Note R. Subsequent Events

Subsequent to year-end the company’s Board of Directors resolved to grant 1 million shares of common stock to members of management for continued service in their respective positions. The company has not yet determined the timing or source for the issuance of these shares which may be 2010 or possibly subsequent years.

FLANDERS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Note S. Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Net sales	$48,020	$58,727	$60,426	$55,207
Gross profit	$9,905	$12,598	$10,981	$9,729
Operating Income / (Loss)	$2,370	$4,039	$2,947	$2,517
Net Earnings / (Loss)	$1,800	$2,437	$1,770	$957

Net Earnings / (Loss) per share:
Basic	$.07	$.10	$.07	$.03
Diluted	.07	.09	.07	.04
Common stock prices:
High	$5.37	$6.44	$6.76	$5.57
Low	3.62	4.18	5.00	3.79

	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Net sales	$49,194	$57,269	$61,070	$49,795
Gross profit	$8,724	$8,496	$10,818	$(1,478)
Operating income	$(552)	$(817)	$1,400	$(20,758)
Income (loss) before extraordinary items	$851	$80	$894	$(14,988)
Net Earnings	$2,384	$6,882	$894	$(14,293)

Net Earnings (loss) before extraordinary item per share:
Basic	$.03	$.00	$.03	$(.58)
Diluted	.03	.00	.03	(.58)
Net Earnings per share:
Basic	$.09	$.27	$.03	$(.55)
Diluted	.09	.26	.03	(.55)

Common stock prices:
High	$6.70	$7.70	$7.22	$6.35
Low	5.07	5.86	5.20	4.39

FLANDERS CORPORATION

FINANCIAL STATEMENT SCHEDULE

FLANDERS CORPORATION AND SUBSIDIARIES

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 31, 2009, 2008 and 2007

		Additions
	Balance at Beginning of Period	Charged to Cost and Expense	Deductions		Balance at End of Period
For the year ended December 31, 2009
Allowance for doubtful accounts	$3,683	$1,845	$(3,356	)(1)	$2,172
Allowance for inventory	774	0	0		774

Total	$4,457	$1,845	$(3,356)		$2,946

For the year ended December 31, 2008
Allowance for doubtful accounts	$3,662	$3,532	$(3,512	)(1)	$3,683
Allowance for inventory	2,859	(124)	(1,961)		774

Total	$6,522	$3,408	$(5,473)		$4,457

For the year ended December 31, 2007
Allowance for doubtful accounts	$4,313	$10,638	$(11,288	)(1)	$3,663
Allowance for inventory	1,623	3,133	(1,897)		2,859

Total	$5,936	$13,771	$(13,185)		$6,522

(1)	Uncollected receivables written-off, net of recoveries.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON SCHEDULE

Board of Directors

Flanders Corporation

In connection with our audits of the consolidated financial statements of Flanders Corporation and Subsidiaries referred to in our report dated March 22, 2010, which is included in the Company’s Annual Report of Form 10-K for the year ended December 31, 2009 we have also audited Schedule II for each of the three years in the period ended December 31, 2009. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Pender Newkirk & Company, LLP

Pender Newkirk & Company, LLP

Certified Public Accountants

Tampa, Florida

March 22, 2010